Form 10-Q
period 2006-09-30
Alliance Holdings GP, L.P.
filed 2006-11-13
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, 59,863,000 Common Units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,962	$32,072
Trade receivables, net	94,735	94,495
Other receivables	3,284	2,330
Due from affiliates	26	—
Marketable securities	155	49,242
Inventories	35,787	17,270
Advance royalties	2,952	2,952
Prepaid expenses and other assets	1,137	8,934

Total current assets	175,038	207,295

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment at cost	776,300	635,086
Less accumulated depreciation, depletion and amortization	(374,839)	(330,672)

Total property, plant and equipment	401,461	304,414

OTHER ASSETS:
Advance royalties	22,842	16,328
Other long-term assets	5,859	4,733

Total other assets	28,701	21,061

TOTAL ASSETS	$605,200	$532,770

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$62,389	$53,597
Due to affiliates	2,078	1,539
Accrued taxes other than income taxes	13,458	13,177
Accrued payroll and related expenses	16,267	14,517
Accrued pension benefit	5,500	7,588
Accrued interest	1,276	4,855
Workers’ compensation and pneumoconiosis benefits	7,593	7,740
Current portion, accrued long-term incentive plan	—	5,088
Other current liabilities	12,179	5,120
Current maturities, long-term debt	18,000	18,000

Total current liabilities	138,740	131,221

LONG-TERM LIABLITIES:
Long-term debt, excluding current maturities	126,000	144,000
Pneumoconiosis benefits	25,546	23,293
Workers’ compensation	36,509	30,050
Reclamation and mine closing	42,894	38,716
Minority interest	904	—
Other liabilities	8,597	9,636

Total long-term liabilities	240,450	245,695

Total liabilities	379,190	376,916

NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP:
Affiliate	(303,828)	(303,837)
Non-Affiliates	312,686	270,090

Total non-controlling interest	8,858	(33,747)

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners – Common Unitholders 59,863,000 units outstanding	224,105	196,622
Unrealized loss on marketable securities	—	(68)
Minimum pension liability	(6,953)	(6,953)

Total Partners’ Capital	217,152	189,601

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$605,200	$532,770

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
SALES AND OPERATING REVENUES:
Coal sales	$228,802	$189,639	$652,527	$560,612
Transportation revenues	10,966	9,100	29,956	27,107
Other sales and operating revenues	4,847	8,304	21,691	23,667

Total revenues	244,615	207,043	704,174	611,386

EXPENSES:
Operating expenses	162,209	129,912	455,096	377,430
Transportation expenses	10,966	9,100	29,956	27,107
Outside purchases	6,020	3,472	14,251	10,981
General and administrative	7,859	12,812	22,350	29,067
Depreciation, depletion and amortization	17,276	13,801	48,291	40,830

Total operating expenses	204,330	169,097	569,944	485,415

INCOME FROM OPERATIONS	40,285	37,946	134,230	125,971
Interest expense (net of capitalized interest for the three and nine months ended September 30, 2006 of $462 and $1,153, respectively)	(2,883)	(3,709)	(9,475)	(11,609)
Interest income	716	870	2,532	1,927
Other income	216	90	678	314

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	38,334	35,197	127,965	116,603
INCOME TAX EXPENSE	352	717	2,228	2,256

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	37,982	34,480	125,737	114,347
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	112	—
MINORITY INTEREST	53	—	96	—

INCOME BEFORE NON-CONTROLLING INTEREST	38,035	34,480	125,945	114,347
Affiliate non-controlling interest in consolidated partnership’s net income	(7)	(5)	(23)	(21)
Non-affiliate non-controlling interest in consolidated partnership’s net income	(18,677)	(18,032)	(63,300)	(60,960)

NET INCOME	$19,351	$16,443	$62,622	$53,366

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.32	$0.35	$1.16	$1.13

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC AND DILUTED	59,863,000	47,363,000	53,956,407	47,363,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$183,158	$151,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment
Capital expenditures	(141,963)	(80,603)
Changes in accounts payable and accrued liabilities	(1,198)	1,630
Proceeds from sale of property, plant and equipment	599	198
Purchase of marketable securities	(19,188)	(39,106)
Proceeds from marketable securities	68,343	39,014
Payments for acquisition of business	(2,318)	—

Net cash used in investing activities	(95,725)	(78,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(18,000)	(18,000)
Borrowings under debt agreements	500	—
Payment of debt issuance cost	(690)	—
Equity contribution received by Mid-America Carbonates, LLC	1,000	—
Distributions paid by consolidated partnership to affiliate non-controlling interest	(13)	(10)
Distributions paid by consolidated partnership to non-affiliate non-controlling interest	(30,201)	(24,075)
Distributions paid to Partners	(326,439)	(23,021)
Net proceeds from issuance of common units in initial public offering	291,300	—

Net cash used in financing activities	(82,543)	(65,106)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,890	7,601

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,072	31,184

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,962	$38,785

CASH PAID FOR:
Interest	$13,715	$15,160

Income taxes to taxing authorities	$2,545	$2,675

NON-CASH INVESTING ACTIVITY
Purchase of property, plant and equipment	$8,166	$5,415

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’

CAPITAL AND COMPREHENSIVE INCOME

(In thousands, except unit data)

(Unaudited)

	Number of Limited Partner Units	Limited Partners’ Capital	Unrealized Gain(Loss)	Minimum Pension Liability	Total Partners’ Capital
Balance at January 1, 2006	47,363,000	$196,622	$(68)	$(6,953)	$189,601
Comprehensive income:
Net income	—	62,622	—	—	62,622
Unrealized gain	—	—	68	—	68

Total comprehensive income		62,622	68	—	62,690
Distributions to limited partners	—	(326,439)	—	—	(326,439)
Net proceeds from initial public offering	12,500,000	291,300	—	—	291,300

Balance at September 30, 2006	59,863,000	$224,105	$—	$(6,953)	$217,152

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND PRESENTATION

Significant Relationships referenced in Notes to Condensed Consolidated Financial Statements

•	References to “we,” “us,” “our” or “AHGP Partnership” are intended to mean the business and operations of Alliance Holdings GP, L.P., the parent company, as well as its consolidated subsidiaries, which includes Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. and its consolidated subsidiaries.

•	References to “AHGP” are intended to mean and include Alliance Holdings GP, L.P., individually as the parent company, and not on a consolidated basis.

•	References to “AGP” mean Alliance GP, LLC, which is the general partner of Alliance Holdings GP, L.P., also referred to as our general partner.

•	References to “ARLP Partnership” are intended to mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.

•	References to “ARLP” are intended to mean and include Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.

•	References to “MGP” mean Alliance Resource Management GP, LLC, which is the managing general partner of Alliance Resource Partners, L.P.

•	References to “SGP” mean Alliance Resource GP, LLC, which is the special general partner of Alliance Resource Partners, L.P.

•	References to “Intermediate Partnership” mean Alliance Resource Operating Partners, L.P., which is the intermediate partnership of Alliance Resource Partners, L.P.

•	References to “Alliance Coal” mean Alliance Coal, LLC, which is the holding company for the operations of Alliance Resource Operating Partners, L.P.

Organization and Formation

AHGP is a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP”. AHGP owns directly and indirectly 100% of the members’ interest in MGP. MGP is ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users. ARLP conducts substantially all of its business through its subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999 to acquire, own and operate the majority of the coal operations of Alliance Resource Holdings, Inc., a Delaware Corporation (“ARH”). ARH, through its wholly-owned subsidiary, SGP, maintains a special general partner interest in ARLP and the Intermediate Partnership. In June 2006, ARH and its parent company became wholly-owned, directly and indirectly, by Joseph W. Craft, III, ARLP’s President and Chief Executive Officer. SGP is a wholly-owned subsidiary of ARH.

AHGP is owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in AHGP and is owned by Joseph W. Craft III, the President and Chief Executive Officer of AHGP.

Initial Public Offering and Concurrent Transactions

On May 15, 2006, AHGP completed its initial public offering (“IPO”) of 12,500,000 common units representing limited partner interests in AHGP at a price of $25.00 per unit. Concurrent with the closing of the IPO, Alliance Management Holdings, LLC (“AMH”), AMH II, LLC (“AMH II”) (which were the previous owners of MGP), AHGP and SGP entered into a Contribution Agreement pursuant to which 100% of the members’ interest in MGP, ARLP’s incentive distribution rights, 15,550,628 of ARLP’s common units and a 0.001% managing interest in Alliance Coal were contributed to AHGP. As consideration for this contribution and in accordance with the terms of the Contribution Agreement, AHGP distributed to AMH, AMH II and SGP substantially all of the proceeds from its IPO and issued 6,863,470, 19,858,362 and 20,641,168 of AHGP’s common units to AMH, AMH II and SGP, respectively. In June 2006, subsequent to the IPO, the AHGP common units and substantially all of the IPO proceeds distributed to AMH and AMH II were distributed to the individual members of AMH and AMH II.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of September 30, 2006 and December 31, 2005, the results of our operations for the three and nine months ended September 30, 2006 and 2005, cash flows for the nine months ended September 30, 2006 and 2005 and partners’ capital for the nine months ended September 30, 2006. All material inter-company transactions and accounts of the AHGP Partnership have been eliminated.

The transfer of assets described above was between entities under common control. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the transfer of assets was accounted for at historical cost, in a manner similar to a pooling of interests. Consequently, our financial statements are presented as though the transfer of assets occurred on January 1, 2006 and the financial statements for prior years have been restated to furnish comparative information.

Since we own MGP, our unaudited condensed consolidated financial statements reflect the consolidated results of the ARLP Partnership. The amount of earnings of the ARLP Partnership allocated to its limited partners’ interests, not owned by us, is reflected as a non-controlling interest in our condensed consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and the ARLP Partnership are primarily attributable to (a) amounts reported as non-controlling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, which costs include amounts billed by, and reimbursed, to Alliance Coal under an administrative services agreement.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Registration Statement on Form S-1, as amended (Registration No. 333-129883).

2. CONTINGENCIES

We are involved in various lawsuits, claims and regulatory proceedings incidental to our business. Currently, we are not engaged in any litigation that we believe is material to our operations, including without limitation, any litigation relating to any of the ARLP Partnership’s long-term supply contracts or under the various environmental protection statutes to which the ARLP Partnership is subject. We provide for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of these proceedings, when a loss is probable and the amount is reasonably determinable. Although the ultimate outcome of these matters cannot be predicted with certainty, in the opinion of management, the outcome of any litigation matters to the extent not previously provided for or covered under insurance, is not expected to have a material adverse effect on our business, financial position or results of operations. Nonetheless, these matters or estimates that are based on current facts and circumstances, if resolved in a manner different from the basis on which management has formed its opinion, could have a material adverse effect on our financial position or results of operations.

During September 2006, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2006. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry and the ARLP Partnership’s recent insurance claims history (e.g., MC Mining Fire Incident and Dotiki Fire Incident). As a result, the ARLP Partnership has elected to retain a participating interest along with our insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program representing 35% of the primary $30.0 million layer and 2.5% of the second layer representing $20.0 million in excess of the $30.0 million primary layer. The ARLP Partnership does not participate in the third layer of $25.0 million excess of $50.0 million. The 14.7% participation rate for this year’s renewal exceeds the approximate 10% participation level from last year. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of our participation, the ARLP Partnership would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. As a result of the ARLP Partnership’s increased participation in the property program and higher deductible levels, property premiums paid to the insurance carriers were reduced by approximately 14.5%. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which, as a result of our level of participation in the commercial property program, could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

The complaint alleged that from January 2004 to August 2004, Pontiki failed to deliver a total of 138,111 tons of coal that met the contract delivery and quality specifications resulting in an alleged loss of profits for ICG of $4.1 million. The ARLP Partnership is aware that certain deliveries under the Horizon Agreement were not made during 2004 for reasons including, but not limited to, force majeure events at Pontiki and ICG’s failure to provide transportation services for the delivery of coal as required under the Horizon Agreement. In November 2005, the ARLP Partnership settled this contract dispute with ICG. Under this settlement, effective August 1, 2005, Pontiki will ship coal in approximately ratable monthly quantities until the remaining contract obligation of 1,681,303 tons is shipped, and this contract will terminate on or by December 31, 2006. Under the terms of the settlement, the existing coal supply agreement was amended to change the coal quality specifications and to exclude from the definition of “force majeure” the events of railroad car shortages and geological and quality issues with respect to coal. As part of this settlement, the ARLP Partnership also executed a new coal sales agreement with ICG whereby another subsidiary of the ARLP Partnership will purchase 892,000 tons of coal from ICG. Approximately 63,000 tons and 424,000 tons were purchased and sold at a profit during 2005 and the nine months ended September 30, 2006, respectively, and the remaining 405,000 tons are expected to be purchased and sold at a profit during the remainder of 2006 and the first half of 2007. These agreements will expire on or by December 31, 2006. However, in the third quarter of 2006, ICG agreed to allow Pontiki to carryover any shortfall of tonnage under this contract into 2007.

At certain of the ARLP Partnership’s operations, property tax assessments for several years are under audit by various state tax authorities. The ARLP Partnership believes that it has recorded adequate liabilities based on reasonable estimates of any property tax assessments that may be ultimately assessed as a result of these audits.

In June 2006, the Intermediate Partnership entered into a guarantee agreement in which it guaranteed the performance of a third party with respect to an agreement to purchase electricity. The term of the guarantee expires at the earlier of January 31, 2007 or the date the agreement to purchase electricity is terminated. Under the terms of the guarantee, if the third party does not fulfill its payment obligation under the agreement to purchase electricity, the Intermediate Partnership is liable for the amounts not paid by the third party. If the Intermediate Partnership were to become liable, the maximum amount of potential future payments is $2.0 million at September 30, 2006. The fair value of the guarantee is not considered material to the consolidated financial statements.

In March 2004, XL Specialty Insurance Company (“XL”) filed litigation against ARH and the ARLP Partnership in state court of Oklahoma alleging that the ARLP Partnership and ARH had failed to indemnify XL for Alliance Coal’s failure to pay certain annual premiums associated with four surety bonds issued to the State of Kentucky to secure Alliance Coal’s self-insurance workers’ compensation status. All four of these surety bonds were cancelled by XL in 2001 after it made the business decision to withdraw from the surety market. In the lawsuit, XL requested that the trial court determine, under two indemnity agreements, the ARLP Partnership and ARH be found jointly and severely liable to XL for bond premiums on the four cancelled surety bonds in the total principal amount of approximately $397,000, plus pre- and post-judgment interest. In answering the lawsuit, the ARLP Partnership and ARH filed a counterclaim against XL raising a number of affirmative defenses and counterclaiming for breach of contract and bad faith. In July 2006, a bench trial occurred in which XL alleged that Alliance Coal owed approximately $876,000 (including interest) through September 2005. In support of its counterclaim, the ARLP Partnership and ARH alleged damages of approximately $400,000 relating to certain increased costs associated with Alliance Coal’s surety bond program. In September 2006, an adverse decision regarding this matter was received from the trial court. Accordingly, the ARLP Partnership has recorded a liability and expense to reflect the approximate damages determination made by the trial court for the period through September 30, 2005 and additional estimated expenses through September 30, 2006. The ARLP Partnership has appealed the state district court’s determination to the Oklahoma Supreme Court. In addition, settlement discussions recently have been initiated between the parties. However, the ARLP Partnership cannot give assurance that the outcome of the appeal or settlement process will differ materially from our current estimated liability recorded.

3. ACQUISITIONS

In January 2005, the ARLP Partnership acquired 100% of the limited liability company member interests of Tunnel Ridge, LLC (“Tunnel Ridge”) for approximately $500,000 and the assumption of reclamation liabilities from ARH. Tunnel Ridge controls through a coal lease agreement with SGP, approximately 9,400 acres of land located in Ohio County, West Virginia and Washington County, Pennsylvania containing an estimated 70 million tons of high-sulfur coal in the Pittsburgh No. 8 coal seam. Under the terms of the coal lease, beginning on January 1, 2005, Tunnel Ridge has paid and will continue to pay SGP an advance minimum royalty of $3.0 million per year. The advance royalty payments are fully recoupable against earned royalties.

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

The Tunnel Ridge and River View transactions described above were related-party transactions and, as such, were reviewed by the Board of Directors of MGP and its conflicts committee. Based upon these reviews, the conflicts committee determined that these transactions reflect market-clearing terms and conditions customary in the coal industry. As a result, the Board of Directors of MGP and its conflicts committee approved the Tunnel Ridge and River View acquisitions as fair and reasonable to the ARLP Partnership and its limited partners. Because the Tunnel Ridge and River View acquisitions were between entities under common control, they have been accounted for at historical cost.

4. MC MINING MINE FIRE

On December 26, 2004, ARLP Partnership’s subsidiary, MC Mining, LLC’s Excel No. 3 mine was temporarily idled following the occurrence of a mine fire (the “MC Mining Fire Incident”). The fire was discovered by mine personnel near the bottom of the Excel No. 3 mine slope late in the evening of December 25, 2004. Under a firefighting plan developed by MC Mining, in cooperation with mine emergency response teams from the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”) and Kentucky Office of Mine Safety and Licensing, the four portals at the Excel No. 3 mine were temporarily capped to deprive the fire of oxygen. A series of boreholes was then drilled into the mine from the surface, and nitrogen gas and foam were injected through the boreholes into the fire area to further suppress the fire. As a result of these efforts, the mine atmosphere was rendered substantially inert, or without oxygen, and the Excel No. 3 mine fire was effectively suppressed. MC Mining then began construction of temporary and permanent barriers designed to completely isolate the mine fire area. Once the construction of the permanent barriers was completed, MC Mining began efforts to repair and rehabilitate the Excel No. 3 mine infrastructure. On February 21, 2005, the repair and rehabilitation efforts had progressed sufficiently to allow initial resumption of production. Coal production has returned to near normal levels, but continues to be adversely impacted by inefficiencies attributable to or associated with the MC Mining Fire Incident.

The ARLP Partnership maintains commercial property (including business interruption and extra expense) insurance policies with various underwriters, which policies are renewed annually in October and provide for self-retention and various applicable deductibles, including certain monetary and/or time element forms of deductibles (collectively, the “2005 Deductibles”) and 10% co-insurance (“2005 Co-Insurance”). The ARLP Partnership believes such insurance coverage will cover a substantial portion of the total cost of the disruption to MC Mining’s operations. However, concurrent with the renewal of the ARLP Partnership’s commercial property (including business interruption) insurance policies concluded on September 30, 2006, MC Mining confirmed with the current underwriters of the commercial property insurance coverage that any negotiated settlement of the losses arising from or in connection with the MC Mining Fire Incident would not exceed $40.0 million (inclusive of co-insurance and deductible amounts). Until the claim is resolved ultimately, through the claim adjustment process, settlement, or litigation, with the applicable underwriters, the ARLP Partnership can make no assurance of the amount or timing of recovery of insurance proceeds.

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

Following the initial two submittals by the ARLP Partnership to a representative of the underwriters of its estimate of the expenses and losses (including business interruption losses) incurred by MC Mining and other affiliates arising from or in connection with the MC Mining Fire Incident (the “MC Mining Insurance Claim”), on September 15, 2005, the ARLP Partnership filed a third estimate of its expenses and losses, with an update through July 31, 2005. Partial payments of $4.0 million and $12.2 million were received during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. These amounts are net of the 2005 Deductibles and 2005 Co-Insurance. The accounting for these partial payments and future payments, if any, made to the ARLP Partnership by the underwriters will be subject to the accounting methodology described below. On March 23, 2006, the ARLP Partnership filed a third partial proof of loss for the period through July 31, 2005 of $4.0 million. Currently, the ARLP Partnership continues to evaluate its potential insurance recoveries under the applicable insurance policies in the following areas:

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

Pursuant to the accounting methodology described above, the ARLP Partnership has recorded as an offset to operating expenses, $0.4 million and $10.6 million, during the nine months ended September 30, 2006 and 2005, respectively, and $10.7 million for the year ended December 31, 2005. These amounts represent the current estimated insurance recovery of actual costs incurred, net of the 2005 Deductibles and 2005 Co-Insurance. The ARLP Partnership continues to discuss the MC Mining Insurance Claim and the determination of the total claim amount with representatives of the underwriters. The MC Mining Insurance Claim will continue to be developed as additional information becomes available and the ARLP Partnership has completed its assessment of the losses (including the methodologies associated therewith) arising from or in connection with the MC Mining Fire Incident. At this time, based on the magnitude and complexity of the MC Mining Insurance Claim, the ARLP Partnership is unable to reasonably estimate the total amount of the MC Mining Insurance Claim as well as its exposure, if any, for amounts not covered by its insurance program.

5. NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP

Non-controlling interest in consolidated partnership (“Non-Controlling Interest”) represents third-party and related party ownership interests in the net assets of the ARLP Partnership. The following table shows the components of Non-Controlling Interest for the periods indicated, (in thousands):

	September 30, 2006	December 31, 2005
Affiliate (SGP)	$(303,828)	$(303,837)
Non-Affiliates (ARLP’s non-affiliate limited partners)	312,686	270,090

Total non-controlling interest	$8,858	$(33,747)

As a result of common control considerations, our condensed consolidated balance sheets reflect the assets and liabilities from the consolidated balance sheets of the ARLP Partnership, with any ownership of the ARLP Partnership by third-party investors and a non-controlling affiliate investor being shown as Non-Controlling Interest on our condensed consolidated balance sheet.

The Non-Controlling Interest designated as “Affiliate” represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The Non-Controlling Interest designated as “Non-Affiliates” represents the limited partners interest in ARLP controlled through the common unit ownership, excluding the 15,550,628 common units of ARLP held by us. Upon adoption of SFAS No. 123R, Share Based Payment on January 1, 2006, the total obligation associated with ARLP’s LTIP is also included in the Non-Affiliates component of Non-Controlling Interest (Note 6).

The following table shows cash distributions paid to each component of the Non-Controlling Interest for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2006	2005
Distributions paid to non-controlling interests:
Affiliate (SGP)	$13	$10
Non-Affiliates (ARLP’s non-affiliate limited partners)	30,201	24,075

Distributions paid to Non-Controlling Interest, in the table above, represent ARLP quarterly distributions in accordance with the ARLP Partnership Agreement. There were no contributions to ARLP from Non-Controlling Interest in the nine months ended September 30, 2006 and 2005.

The Affiliate component of Non-Controlling Interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of September 30, 2006 and December 31, 2005 reflects the cumulative amount of nominal ARLP Partnership income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner’s interest.

6. COMPENSATION PLAN

ARLP Partnership

Effective January 1, 2000, MGP adopted the Long-Term Incentive Plan (“ARLP LTIP”) for certain employees and directors of MGP and its affiliates, who perform services for the ARLP Partnership. Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the ARLP Partnership, subject to the review and approval of the Compensation Committee of the Board of Directors of MGP (“Compensation Committee”). Grants are made either of restricted units, which are “phantom” units that entitle the grantee to receive an ARLP common unit or an equivalent amount of cash upon the vesting of the phantom unit, or options to purchase ARLP common units. ARLP common units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by MGP in the open market at a price equal to the then prevailing price, or directly from an affiliate or any other third party, including units newly issued by ARLP, units already owned by MGP, or any combination of the foregoing. ARLP’s Partnership Agreement provides that MGP be reimbursed for all costs incurred in acquiring these common units or in paying cash in lieu of common units upon vesting of the restricted units. On December 22, 2005, the Compensation Committee executed a unanimous consent resolution that, effective January 1, 2006, (a) all existing grants made under the ARLP LTIP prior to January 1, 2006 and subsequent thereto be settled, upon satisfaction of any applicable vesting requirements, in common units to the extent of net share settlement for minimum statutory income tax withholding requirements for each individual participant based upon the fair market value of the common units as of the date of payment and (b) any existing and prospective ARLP LTIP grants of restricted units receive quarterly distributions as provided in the distribution equivalent rights provision of the ARLP LTIP. Therefore, each ARLP LTIP participant has the contingent right to receive an amount equal to the cash distributions made by the ARLP Partnership during the vesting period.

The aggregate number of units reserved for issuance under the ARLP LTIP is 1,200,000. Effective January 1, 2004, the Compensation Committee approved an amendment to the ARLP LTIP clarifying that any award that is forfeited, expires for any reason, or is paid or settled in cash, including the satisfaction of minimum statutory income tax withholding requirements, rather than through the delivery of units will be available for future grants under the ARLP LTIP. Of the initial 1,200,000 units reserved for issuance under the ARLP LTIP, cumulative units of 1,092,780 were granted in years 2000, 2001, 2002 and 2003. Of those grants, 43,650 units were forfeited and 421,452 units were settled in cash rather than delivery of units, resulting in the net issuance of 627,678 common units under those grants. During 2004, 2005 and 2006, the Compensation Committee approved grants of 205,570 units, 114,390 units and 85,275 units, respectively, which will vest December 31, 2006, January 1, 2008 and January 1, 2009, respectively, subject to the satisfaction of certain financial tests that management currently believes will be satisfied. Subsequent to the compensation committee approval of the 85,275 2006 grants described above, an additional 2,525 grants were approved to new participants and an existing participant who received a promotion during the year. These additional grants will vest January 1, 2009, bringing the total 2006 grants to 87,800. As of September 30, 2006, 13,440 outstanding LTIP grants have been forfeited. During the three and nine months ended September 30, 2006 and 2005, MGP charged the ARLP Partnership approximately $1,171,000, $5,728,000, $3,100,000 and $9,565,000 respectively, attributable to the ARLP LTIP.

Effective January 1, 2006, the ARLP Partnership adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the “modified prospective” transition method. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R, of all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The ARLP Partnership used the modified prospective method of adoption provided under SFAS No. 123R and, therefore, did not restate prior period results.

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

A summary of non-vested ARLP LTIP grants as of and for the nine months ended September 30, 2006 is as follows:

Non-vested grants at January 1, 2006	316,270
Granted	87,800
Vested	—
Forfeited	(9,750)

Non-vested grants at September 30, 2006	394,320

As of September 30, 2006, there was $4,465,000 in total unrecognized compensation cost related to the non-vested ARLP LTIP grants. That cost is expected to be recognized over a weighted-average period of 0.9 years. As of September 30, 2006, the intrinsic value of the non-vested ARLP LTIP grants was $13,019,000.

The total obligation associated with the ARLP LTIP as of September 30, 2006 was $9,497,000 and is included in the Non-Affiliates component of Non-Controlling Interest contained in our condensed consolidated balance sheets. The total obligation associated with the ARLP LTIP as of December 31, 2005 was $6,517,000 and is reported separately in current portion, accrued ARLP LTIP and combined with other long-term liabilities contained in the condensed consolidated balance sheet.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30. 2005
Net income, as reported	$16,443	$53,366
Add: compensation expenses related to Long-Term Incentive Plan units included in reported net income, excluding the non-controlling interest portion	2,521	4,210
Deduct: compensation expense related to Long-Term Incentive Plan units determined under fair value method for all awards, excluding the non-controlling interest portion	(2,521)	(4,210)

Net income, pro forma	$16,443	$53,366

Earnings per limited partner unit:
Basic and Diluted, as reported	$0.35	$1.13

Basic and Diluted, pro forma	$0.35	$1.13

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for our employees, directors and consultants of its general partner and its affiliates, including the ARLP Partnership. Grants under the AHGP LTIP are to be made in restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit. The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP.

7. COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Components of the net periodic costs for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$829	$813	$2,487	$2,438
Interest cost	487	418	1,461	1,253
Expected return on plan assets	(568)	(483)	(1,702)	(1,448)
Prior service cost	10	13	32	38
Net loss	79	50	235	150

	$837	$811	$2,513	$2,431

As of September 30, 2006 and 2005, the ARLP Partnership had made contributions of $4,600,000 and $3,000,000, respectively, to the Pension Plan

8. MINE DEVELOPMENT

The ARLP Partnership has mine development activities in progress at its Mountain View underground mine. Mine development costs are capitalized and represent costs that establish access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.

9. NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, Chapter 4, Paragraph 5 of ARB No. 43, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Our adoption of SFAS No. 151 on January 1, 2006 did not affect our consolidated financial statements.

The AHGP and ARLP Partnerships adopted SFAS No. 123R effective on January 1, 2006. The AHGP and ARLP Partnerships used the modified prospective method of adoption provided under SFAS No. 123R and, therefore, did not restate prior period results (Note 6).

In March 2005, the FASB issued Emerging Issues Task Force (“EITF”) No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF No. 04-6”), and concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF No. 04-6 does not address the accounting for stripping costs incurred during the pre-production phase of a mine. EITF No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005 with early adoption permitted. The effect of initially applying this consensus would be accounted for in a manner similar to a cumulative effect adjustment. Since we have historically adhered to the accounting principles similar to EITF No. 04-6 in accounting for stripping costs incurred at our surface operation, our adoption of EITF No. 04-6, effective January 1, 2006, did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the provisions of FIN 48, but do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 requirements to recognize the funded status of a benefit plan and new disclosure requirements are effective as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial statements at December 31, 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective as of December 31, 2006. We are currently in the process of assessing SAB 108 but do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

10. SEGMENT INFORMATION

We operate in the eastern United States as a producer and marketer of coal to major United States utilities and industrial users, also located in the eastern United States. We have the following three reportable segments: the Illinois Basin, Central Appalachia and Northern Appalachia. The segments also represent the three major coal deposits in the eastern United States. Coal quality, coal seam height, transportation methods and regulatory issues are similar within each of these three segments. The Illinois Basin segment is comprised of the Dotiki, Gibson, Hopkins, Elk Creek, Pattiki, River View and Warrior mines. Central Appalachia segment is comprised of the Pontiki and MC Mining mines. Northern Appalachia segment is comprised of the Mettiki, Mountain View, Tunnel Ridge and Penn Ridge mines. The Mountain View mine is currently being developed to replace production from the Mettiki longwall mine, which is expected to deplete its coal reserves in the fourth quarter of 2006. We are in the process of permitting the River View and Tunnel Ridge mines, and the Gibson South and Penn Ridge properties for future mine development.

Operating segment results for the three months and nine months ended September 30, 2006 and 2005 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate (1)	Consolidated
	(in thousands)
Operating segment results for the three months ended September 30, 2006 were as follows:

Total revenues	$159,964	$43,562	$33,518	$7,571	$244,615
Selected production expenses (2)	91,143	30,751	17,049	6,294	145,237
Segment Adjusted EBITDA (3)	47,911	7,114	9,422	1,189	65,636
Capital expenditures (4)	27,357	7,590	13,961	1,038	49,946

Operating segment results for the three months ended September 30, 2005 were as follows:

Total revenues	$135,576	$44,564	$25,965	$938	$207,043
Selected production expenses (2)	70,312	25,914	15,153	621	112,000
Segment Adjusted EBITDA (3)	46,462	12,494	5,526	167	64,649
Capital expenditures (4)	18,484	5,938	8,568	307	33,297

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate (1)	Consolidated
	(in thousands)
Operating segment results for the nine months ended September 30, 2006 were as follows:

Total revenues	$459,549	$139,686	$86,905	$18,034	$704,174
Selected production expenses (2)	251,050	91,901	44,898	13,153	401,002
Segment Adjusted EBITDA (3)	146,606	30,761	24,172	4,010	205,549
Total assets	342,919	98,220	109,363	54,698	605,200
Capital expenditures (4)	86,818	17,808	27,612	9,725	141,963

Operating segment results for the nine months ended September 30, 2005 were as follows:

Total revenues	$410,183	$110,704	$87,791	$2,708	$611,386
Selected production expenses (2)	213,209	66,824	44,601	1,253	325,887
Segment Adjusted EBITDA (3)	138,954	29,214	27,046	968	196,182
Total assets	255,597	82,399	67,442	93,362	498,800
Capital expenditures (4)	48,096	15,426	16,256	825	80,603

(1)	Revenues included in the Other and Corporate column are principally comprised of Mt. Vernon Transfer Terminal transloading revenues and brokerage coal sales. Other and Corporate also includes nominal administrative service revenue from affiliates, partially offset by related eliminations.
(2)	Selected production expenses is comprised of operating expenses and outside purchases (as reflected in the consolidated statements of income), excluding production taxes and royalties that are incurred as a percentage of coal sales or volumes.
(3)	Segment Adjusted EBITDA is defined as net income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.
(4)	Capital expenditures includes items received but not yet paid, which is disclosed as non-cash activity, purchase of property, plant and equipment in the supplemental cash flow information in the condensed consolidated statements of cash flows. Capital expenditures do not include business acquisitions separately reported in the condensed consolidated statements of cash flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)

Reconciliation of Segment Adjusted EBITDA to income before non-controlling interest:

Segment Adjusted EBITDA	$65,636	$64,649	$205,549	$196,182
General & administrative	(7,859)	(12,812)	(22,350)	(29,067)
Depreciation, depletion and amortization	(17,276)	(13,801)	(48,291)	(40,830)
Interest expense, net	(2,167)	(2,839)	(6,943)	(9,682)
Income taxes	(352)	(717)	(2,228)	(2,256)
Cumulative effect of accounting change	—	—	112	—
Minority interest	53	—	96	—

Income before non-controlling interest	$38,035	$34,480	$125,945	$114,347

Reconciliation of Selected Production Expenses to Combined Operating Expenses and Outside Purchases:

Selected production expenses	$145,237	$112,000	$401,002	$325,887
Production taxes and royalties	22,992	21,384	68,345	62,524

Combined operating expenses and outside purchases	$168,229	$133,384	$469,347	$388,411

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

White County Coal’s initial investment was $1.0 million in exchange for a 50% equity interest in MAC. The AHGP Partnership consolidates MAC’s financial results in accordance with FASB Interpretation No. 46R (“FIN 46R”). Based on the guidance in FIN 46R, the AHGP Partnership concluded that MAC is a variable interest entity and the ARLP Partnership is the primary beneficiary. House’s equity ownership in the net assets of MAC was $904,000 as of September 30, 2006, which is recorded as minority interest on the AHGP Partnership condensed consolidated balance sheet.

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

13. RELATED PARTY TRANSACTION

In connection with the closing of our IPO, we entered into an Administrative Services Agreement between the ARLP Partnership, MGP, the Intermediate Partnership, AHGP, AGP and Alliance Resource Holdings II, Inc. (“ARH II”). Under the Administrative Services Agreement, certain personnel of the ARLP Partnership, including executive officers, are providing administrative services to us, MGP, Alliance GP and ARH II. The ARLP Partnership will be reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, we billed and recognized administrative service revenue under these agreements of $93,000 and $506,000, respectively, for the three and nine months ended September 30, 2006. Concurrently, AGP and the AHGP Partnership, among others, were joined as parties to our Omnibus Agreement (as amended), which addresses areas of non-competition between us and ARLP.

Because the Administrative Services Agreement transaction described above was a related-party transaction, it was reviewed by the Board of Directors of AGP and MGP (and its conflicts committee). Based upon these reviews, the Board of Directors of AGP and the conflicts committee of the Board of Directors of MGP determined that this transaction reflected market clearing terms and conditions. As a result, the Board of Directors of AGP and MGP approved the Administrative Services Agreement transaction as fair and reasonable to us, the ARLP Partnership and the limited partners of both the AHGP Partnership and the ARLP Partnership.

14. SUBSEQUENT EVENTS

On October 26, 2006, AHGP declared a quarterly distribution for the quarter ended September 30, 2006, of $0.215 per unit, totaling approximately $12.9 million, on all its common units outstanding, payable on November 17, 2006 to all unitholders of record as of November 9, 2006.

On November 8, 2006, we contributed 6,459 units of ARLP to MGP. MGP contributed the ARLP units to ARLP in exchange for a limited partner interest in the Intermediate Partnership. The unit contribution by MGP was necessary to maintain its 1.0% GP interest in the Intermediate Partnership.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT RELATIONS REFERENCED IN THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	References to “we,” “us,” “our” or “AHGP Partnership” are intended to mean the business and operations of Alliance Holdings GP, L.P., the parent company, as well as its consolidated subsidiaries, which includes Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. and its consolidated subsidiaries.

•	References to “AHGP” are intended to mean and include Alliance Holdings GP, L.P., individually as the parent company, and not on a consolidated basis.

•	References to “AGP” mean Alliance GP, LLC, which is the general partner of Alliance Holdings GP, L.P., also referred to as our general partner.

•	References to “ARLP Partnership” are intended to mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.

•	References to “ARLP” are intended to mean and include Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.

•	References to “MGP” mean Alliance Resource Management GP, LLC, which is the managing general partner of Alliance Resource Partners, L.P.

•	References to “SGP” mean Alliance Resource GP, LLC, which is the special general partner of Alliance Resource Partners, L.P.

•	References to “Intermediate Partnership” mean Alliance Resource Operating Partners, L.P., which is the intermediate partnership of Alliance Resource Partners, L.P.

•	References to “Alliance Coal” mean Alliance Coal, LLC, which is the holding company for the operations of Alliance Resource Operating Partners, L.P.

SUMMARY

We have no separate operating activities apart from those conducted by the ARLP Partnership, and our cash flows currently consist of distributions from ARLP for our ARLP Partnership interests, including the incentive distribution rights that we own. We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership’s financial results and the results of our other subsidiaries. The non-controlling partners interest in the ARLP Partnership is reflected as an expense in our results of operations. In addition to the ARLP Partnership, our historical consolidated results of operations include the results of operations of MGP, our wholly-owned subsidiary. The AHGP Partnership’s results of operations principally reflect the results of operations of the ARLP Partnership adjusted for non-controlling partners’ interest in the ARLP Partnership’s net income. Accordingly, the discussion of our financial position and results of operations in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of the ARLP Partnership. The historical results of our operations for the periods prior to the completion of our initial public offering (IPO) on May 15, 2006, do not reflect the incremental expenses we incur as a result of being a publicly traded partnership.

In connection with our IPO, we entered into a Contribution Agreement with Alliance Management Holdings, LLC (AMH), AMH II, LLC (AMH II), (which were the previous owners of MGP), and SGP pursuant to which, upon closing of the IPO, we acquired from AMH, AMH II, and SGP, directly and indirectly, 100% of the members’ interest in MGP, a 0.001% managing interest in Alliance Coal, the incentive distribution rights and 15,550,628 of ARLP’s common units. As consideration for this contribution and in accordance with the terms of the Contribution Agreement, we distributed to AMH, AMH II and SGP substantially all of the proceeds from our IPO as well as 79.1% of our common units.

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

The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users and currently operates eight underground mining complexes in Illinois, Indiana and Kentucky, and is currently transitioning the existing Mettiki longwall operation in Maryland, which will deplete its reserves in the fourth quarter of 2006, to the Mountain View mine in West Virginia. The ARLP Partnership also leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana, which we refer to as the Mt. Vernon Transfer Terminal.

We reported quarterly net income for the three months ended September 30, 2006 (the 2006 Quarter) of $19.4 million compared to $16.4 million for the three months ended September 30, 2005 (the 2005 Quarter). Our performance for the quarter benefited from increased coal production as well as higher average coal sales prices which were offset by higher operating expenses and a slight decrease in tons sold. We have contractual commitments for substantially all of our remaining estimated 2006 production.

We have entered into agreements with the owners of three coal synfuel production facilities: (1) Synfuel Solutions Operating, LLC (SSO), related to its coal synfuel facility located at our Warrior Coal, LLC (Warrior) mining complex near Madisonville, Kentucky; (2) PC Indiana Synthetic Fuel #2, L.L.C. (PCIN), related to its coal synfuel facility located at our Gibson County Coal, LLC (Gibson) mining complex in Gibson County, Indiana; and (3) Mt. Storm Coal Supply, LLC (Mt. Storm Coal Supply), related to its coal synfuel facility located at Virginia Electric and Power Company’s Mt. Storm power station, which is adjacent to our Mettiki Coal, LLC (Mettiki) mining complex in Garrett County, Maryland. SSO, PCIN, and Mt. Storm Coal Supply are collectively referred to below as Coal Synfuel Owners.

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

Due to the increase in wellhead price of domestic crude oil, the operational status of our synfuel operations has been sporadic. As of the date of this report, each of our Coal Synfuel Owners are operating and currently producing coal synfuel. Each of the Coal Synfuel Owners has advised us that future operation of their respective synfuel facilities is dependent on the future price of crude oil. During the suspension of operations at the coal synfuel production facilities located at Warrior, Gibson and Mettiki, respectively, we sold coal directly to the Coal Synfuel Owners’ customers under “back-up” coal supply agreements, which automatically provide for the sale of our coal in the event these customers do not purchase coal synfuel.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(per ton sold)
Tons sold	6,164	5,589	N/A	N/A
Tons produced	6,114	5,351	N/A	N/A
Coal sales	$228,802	$189,639	$37.12	$33.93
Operating expenses and outside purchases	$168,229	$133,384	$27.29	$23.87

Coal sales. Coal sales for the 2006 Quarter increased 20.7% to $228.8 million from $189.6 million for the 2005 Quarter. The increase of $39.2 million is a result of higher coal sales prices (contributing to $19.7 million of the increase) and increased sales volumes (contributing to $19.5 million of the increase). Tons sold were 6.2 million and 5.6 million for the 2006 and 2005 Quarters, respectively. Tons produced increased 14.3% to 6.1 million tons for the 2006 Quarter from 5.4 million tons for the 2005 Quarter.

Operating expenses. Operating expenses increased 24.9% to $162.2 million for the 2006 Quarter from $129.9 million for the 2005 Quarter. The increase of $32.3 million resulted from higher operating expenses associated with additional coal sales of 575,000 tons, including the following specific factors:

•	Labor and benefit costs increased $10.6 million reflecting increased headcount, pay rate increases and escalating health care costs;

•	Material and supplies, and maintenance costs increased $10.9 million and $2.1 million, respectively, reflecting increased costs for certain products and services used in the mining process;

•	Production taxes and royalties (which are incurred as a percentage of coal sales or volumes) increased $1.6 million;

•	Workers compensation increased $2.0 million as a result of adverse claims development;

•	Property insurance costs increased $1.4 million;

•	Costs of $4.6 million in the 2006 Quarter were associated with the purchase of tons under the settlement agreement we entered into with ICG, LLC (ICG) in November 2005. Consistent with the guidance in the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF No. 04-13), Pontiki’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki’s sales price to ICG is reported as an operating expense; and

•	The 2006 Quarter operating expenses were decreased by $2.0 million more than the decrease in the 2005 Quarter, reflecting greater costs incurred and capitalized in the mine development process offset by revenues received for coal produced incidental with the mine development process. See Note 8. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1, Financial Statements (Unaudited)” of this quarterly report on Form 10-Q.

General and administrative. General and administrative expenses decreased to $7.9 million for the 2006 Quarter compared to $12.8 million for the 2005 Quarter. The decrease of $4.9 million was primarily attributable to a reduction in unit-based incentive compensation expense associated with the ARLP Partnership’s Long-Term Incentive Plan (ARLP LTIP) and Supplemental Executive Retirement Plan in addition to the Short-Term Incentive Plan (STIP). Prior to our adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Shared-Based Payment, effective January 1, 2006 using the “modified prospective” transition method, our ARLP LTIP expense was impacted by period-to-period changes in ARLP’s common unit price.

Other sales and operating revenues. Other sales and operating revenues is principally comprised of service fees from coal synfuel production facilities and Mt. Vernon Transfer Terminal transloading revenues. Other sales and operating revenues decreased 41.6% to $4.8 million for the 2006 Quarter from $8.3 million for the 2005 Quarter. The decrease of $3.5 million is primarily attributable to a reduction in rental and service fees associated with decreased volumes at third-party coal synfuel facilities. Please read “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations- Summary”above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. Outside purchases increased to $6.0 million for the 2006 Quarter from $3.5 million in the 2005 Quarter. The increase of $2.5 million was primarily attributable to an increase in outside purchases at our Central and Northern Appalachia operations to supply new market opportunities, partially offset by lower outside purchases in our Illinois Basin operations.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $17.3 million for the 2006 Quarter from $13.8 million for the 2005 Quarter. The increase of $3.5 million is primarily attributable to additional depreciation expense associated with an increase of capital expenditures, particularly at our Elk Creek and Pontiki Van Lear operations, and infrastructure investments in recent years which have increased our production capacity.

Interest expense. Interest expense, net of capitalized interest, decreased to $2.9 million for the 2006 Quarter from $3.7 million for the 2005 Quarter. The decrease of $0.8 million is principally attributable to the capitalization of interest expense related to capital projects and/or mine development costs at Elk Creek, Pontiki, Gibson and Mountain View mines in addition to reduced interest expense associated with the August 2006 and 2005 scheduled principal payments of $18.0 million on ARLP’s senior notes. ARLP had no borrowings under its credit facility during the 2006 Quarter.

Interest income. Interest income decreased to $0.7 million for the 2006 Quarter from $0.9 million for the 2005 Quarter. The decrease of $0.2 million resulted from decreased interest income earned on marketable securities, which have been substantially liquidated during the 2006 Quarter to fund increased capital expenditures.

Transportation revenues and expenses. Transportation revenues and expenses increased to $11.0 million for the 2006 Quarter compared to $9.1 million for the 2005 Quarter. The increase of $1.9 million was primarily attributable to higher coal sales volumes for which we arrange transportation. The cost of transportation services are passed through to our customers. Consequently, we do not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change, minority interest, and non-controlling interest. Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest for the 2006 and 2005 Quarters was $38.3 million and $35.2 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense decreased to $0.4 million for the 2006 Quarter from $0.7 million for the 2005 Quarter resulting from decreased volumes at a third-party coal synfuel facility.

Minority interest. In March 2006 our subsidiary, White County Coal, LLC (White County Coal), and Alexander J. House (House) entered into a limited liability company agreement to form Mid-America Carbonates, LLC (MAC). MAC was formed to engage in the development and operation of a rock dust mill. The main purpose of the rock dust mill will be to manufacture and sell rock dust. In coal mining, rock dust normally consists of finely milled limestone, which is applied to haulage ways and mine entries or corridors in such quantities that the combination of coal dust, rock dust and other dust forms an incombustible content. We consolidate MAC’s financial results in accordance with FASB Interpretation No. 46R (FIN 46R). Based on the guidance in FIN 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s portion of MAC’s net loss was $53,000 for the 2006 Quarter and is recorded as minority interest on our condensed consolidated income statement.

Our 2006 Quarter Segment Adjusted EBITDA increased $1.0 million, or 1.5%, to $65.6 million from 2005 Quarter Segment Adjusted EBITDA of $64.6 million. Segment Adjusted EBITDA, tons sold, coal sales, operating revenues and Adjusted Segment EBITDA Expense by segment are as follows (in thousands):

	Three Months Ended September 30,
	2006	2005	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$47,911	$46,462	$1,449	3.1%
Central Appalachia	7,114	12,494	(5,380)	(43.1)%
Northern Appalachia	9,422	5,526	3,896	70.5%
Other and Corporate	1,189	167	1,022	(3)

Total Segment Adjusted EBITDA (1)	$65,636	$64,649	$987	1.5%

Tons sold
Illinois Basin	4,409	3,882	527	13.6%
Central Appalachia	793	936	(143)	(15.3)%
Northern Appalachia	943	771	172	22.3%
Other and Corporate	19	—	19	(3)

Total tons sold	6,164	5,589	575	10.3%

Coal sales
Illinois Basin	$150,990	$123,329	$27,661	22.4%
Central Appalachia	42,384	43,757	(1,373)	(3.1)%
Northern Appalachia	28,999	22,550	6,449	28.6%
Other and Corporate	6,429	3	6,426	(3)

Total coal sales	$228,802	$189,639	$39,163	20.7%

Other sales and operating revenues
Illinois Basin	$3,193	$6,858	$(3,665)	(53.4)%
Central Appalachia	—	—	—	—
Northern Appalachia	513	512	1	0.2%
Other and Corporate	1,141	934	207	22.2%

Total other sales and operating revenues	$4,847	$8,304	$(3,457)	(41.6)%

Segment Adjusted EBITDA Expense
Illinois Basin	$106,272	$83,724	$22,548	26.9%
Central Appalachia	35,268	31,263	4,005	12.8%
Northern Appalachia	20,090	17,536	2,554	14.6%
Other and Corporate	6,383	771	5,612	(3)

Total Segment Adjusted EBITDA Expense (2)	$168,013	$133,294	$34,719	26.0%

(1)	Segment Adjusted EBITDA is defined as net income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Pass through transportation expenses are excluded.
(3)	Percentage increase was significantly greater than 100%.

Illinois Basin – Segment Adjusted EBITDA for the 2006 Quarter, as defined in reference (1) to the table above, increased 3.1%, to $47.9 million from the 2005 Quarter Segment Adjusted EBITDA of $46.5 million. The increase of $1.4 million was primarily attributable to increased coal sales which rose by $27.7 million, or 22.4%, to $151.0 million in the 2006 Quarter, as compared to $123.3 million in the 2005 Quarter. Increased coal sales in the 2006 Quarter reflects a higher average coal sales price per ton, which increased $2.47 per ton to $34.24 per ton. Other sales and operating revenues decreased $3.7 million, primarily due to a reduction in rental and service fees associated with decreased volumes at third-party coal synfuel facilities. Total Segment Adjusted EBITDA Expense for the 2006 Quarter increased 26.9% to $106.3 million from $83.7 million in the 2005 Quarter. On a per ton sold basis, 2006 Quarter Segment Adjusted EBITDA Expense rose to $24.10 per ton, an increase of 11.7% over the 2005 Quarter Segment Adjusted EBITDA Expense per ton of $21.57 per ton. The increase in the 2006 Quarter Segment Adjusted EBITDA Expense compared to the 2005 Quarter primarily reflects the impact of cost increases described above under consolidated operating expenses. Additionally, Illinois Basin costs have been negatively impacted by high cost production at the Elk Creek mine which emerged from development in the second quarter of 2006, but has not yet reached full production capacity.

Central Appalachia – Segment Adjusted EBITDA for the 2006 Quarter, as defined in reference (1) to the table above, decreased $5.4 million, or 43.1%, to $7.1 million as compared to the 2005 Quarter Segment Adjusted EBITDA of $12.5 million. The decrease was primarily attributable to cost increases described above under consolidated operating expenses. Additionally, Central Appalachia costs have been negatively impacted by high cost production from the Pontiki Van Lear mine which emerged from development during the fourth quarter of 2005, but has not yet reached full production capacity. The decrease in Segment Adjusted EBITDA was also attributable to decreased coal sales of $1.4 million, reflecting a decrease in tons sold of 143,000 tons (contributing to $6.7 million of the decrease), partially offset by an increase in coal sales prices (resulting in a $5.3 million increase). Segment Adjusted EBITDA Expense for the 2006 Quarter increased 12.8% to $35.3 million from $31.3 million in the 2005 Quarter. The increase in the 2006 Quarter Segment Adjusted EBITDA Expense compared to the 2005 Quarter primarily reflects the impact of cost increases described above under consolidated operating expenses and the high cost of ramping to full production in Pontiki’s Van Lear seam and transitioning to the Albridge Branch area of the Pond Creek seam.

Northern Appalachia – Segment Adjusted EBITDA for the 2006 Quarter, as defined in reference (1) to the table above, increased $3.9 million, or 70.5%, to $9.4 million as compared to the 2005 Quarter Segment Adjusted EBITDA of $5.5 million. The increase was primarily attributable to a $6.4 million increase in coal sales, which reflects an increase average sales price per ton of $1.53 to $30.78 per ton in the 2006 Quarter (which contributed $1.4 million of the increase in coal sales) and increased tons sold of 172,000 tons (which contributed $5.0 million of the increase). On a per ton sold basis, the 2006 Quarter Adjusted EBITDA expense decreased $1.43 per ton due to accelerated coal production and sales volumes related to the completion of production operations at the Mettiki longwall mine.

Other and Corporate – The increase in coal sales and Segment Adjusted EBITDA Expense primarily reflects the coal sales and operating expenses attributable to the brokerage coal purchases and coal sales associated with the ICG agreement described above. Other and Corporate also includes nominal administrative service revenue from affiliates, partially offset by related elimination.

A reconciliation of Segment Adjusted EBITDA to income before non-controlling interest is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Segment Adjusted EBITDA	$65,636	$64,649
General & administrative	(7,859)	(12,812)
Depreciation, depletion and amortization	(17,276)	(13,801)
Interest expense, net	(2,167)	(2,839)
Income taxes	(352)	(717)
Minority interest	53	—

Income before non-controlling interest	$38,035	$34,480

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

We reported record net income for the nine months ended September 30, 2006 (the 2006 Period) of $62.6 million, an increase of 17.3% over the nine months ended September 30, 2005 (the 2005 Period). Increased results for the 2006 Period were primarily attributable to increased coal production and sales volumes, as well as higher average coal prices, which benefits were partially offset by increased operating expenses and lower synfuel-related revenues.

	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(per ton sold)
Tons sold	17,836	16,977	N/A	N/A
Tons produced	18,164	16,722	N/A	N/A
Coal sales	$652,527	$560,612	$36.58	$33.02
Operating expenses and outside purchases	$469,347	$388,411	$26.31	$22.88

Coal sales. Coal sales increased 16.4% to $652.5 million for the 2006 Period from $560.6 million for the 2005 Period. The increase of $91.9 million reflects increased sales volumes (contributing $28.4 million of the increase) and higher coal sales prices (contributing $63.5 million of the increase). Tons sold increased 5.1% to 17.8 million tons for the 2006 Period from 17.0 million tons for the 2005 Period. Tons produced increased 8.6% to 18.2 million tons for the 2006 Period from 16.7 million tons for the 2005 Period.

Operating expenses. Operating expenses increased 20.6% to $455.1 million for the 2006 Period from $377.4 million for the 2005 Period. The increase of $77.7 million resulted from an increase in operating expenses associated with additional coal sales of 859,000 tons, including the following specific factors:

•	Labor and benefit costs increased $27.0 million reflecting increased headcount, pay rate increases and escalating health care costs;

•	Material and supplies, and maintenance costs increased $29.3 million and $4.6 million, respectively, reflecting increased production and increased costs for certain products and services used in the mining process;

•	Third-party mining costs increased $4.4 million reflecting increased production at two small third-party mining operations at Mettiki;

•	Production taxes and royalties (which are incurred as a percentage of coal sales or volumes) increased $5.8 million;

•	Property insurance costs increased $3.9 million;

•	Workers compensation increased $3.6 million as a result of adverse claims development;

•	Coal supply agreement buy-out expense decreased $1.4 million;

•	Costs of $10.8 million in the 2006 Period were associated with the purchase of tons under the settlement agreement we entered into with ICG in November 2005. Consistent with the guidance in EITF No. 04-13, Pontiki’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki’s sales price to ICG is reported as an operating expense; and

•	The 2006 Period operating expenses were decreased by $9.2 million more than the decrease in the 2005 Period, reflecting greater costs incurred and capitalized in the mine development process offset by revenues received for coal produced incidental with the mine development process. See Note 8. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1, Financial Statements (Unaudited)” of this quarterly report on Form 10-Q.

General and administrative. General and administrative expenses decreased to $22.4 million for the 2006 Period from $29.1 million for the 2005 Period. The decrease of $6.7 million was primarily related to lower unit-based incentive compensation expense associated with the ARLP LTIP and STIP. Prior to our adoption of SFAS No. 123R effective January 1, 2006 using the “modified prospective” transition method, ARLP LTIP expense was impacted by period-to-period changes in ARLP’s common unit price.

Other sales and operating revenues. Other sales and operating revenues decreased 8.3% to $21.7 million for the 2006 Period from $23.7 million for the 2005 Period. The decrease of $2.0 million was primarily attributable to a $2.6 million reduction in rental and service fees associated with decreased volumes at third-party coal synfuel facilities, partially offset by an increase in administrative service revenue of $0.5 million in the 2006 Period. Please read Item 2. Summary above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. The increase in outside purchases to $14.3 million for the 2006 Period from $11.0 million in the 2005 Period was primarily attributable to an increase in outside purchases at our Central and Northern Appalachia operations to supply new market opportunities partially offset by lower outside purchases in Illinois Basin.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $48.3 million for the 2006 Period from $40.8 million for the 2005 Period. The increase of $7.5 million is primarily attributable to additional depreciation expense associated with an increase of capital expenditures, particularly at our Elk Creek and Pontiki Van Lear projects and infrastructure investments in recent years which have increased our production capacity.

Interest expense. Interest expense decreased to $9.5 million for the 2006 Period from $11.6 million for the 2005 Period. The decrease of $2.1 million was principally attributable to the capitalization of interest expense related to capital projects and/or mine development costs at our Elk Creek, Mountain View, Pontiki and Gibson mines in addition to reduced interest expense associated with the August 2006 and 2005 scheduled principal payments of $18.0 million on our senior notes. We had no borrowings under the credit facility during the 2006 or 2005 Periods.

Interest income. Interest income increased to $2.5 million for the 2006 Period from $1.9 million for the 2005 Period. The increase of $0.6 million resulted from increased interest income earned on marketable securities.

Transportation revenues and expenses. Transportation revenues and expenses increased to $30.0 million in the 2006 Period compared to $27.1 million in the 2005 Period. The increase of $2.9 million was primarily attributable to higher sales volumes for which we arrange transportation. The cost of transportation services are passed through to our customers. Consequently, we do not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change, minority interest, and non-controlling interest. Income before income taxes, cumulative effect of accounting change, minority interest, and non-controlling interest increased to $128.0 million for the 2006 Period from $116.6 million for the 2005 Period. The increase of $11.4 million was primarily attributable to increased sales volumes, higher coal prices and lower general and administrative expense partially offset by higher operating expenses and lower synfuel-related revenues.

Income tax expense. Income tax expense was comparable for the 2006 and the 2005 Periods at $2.2 million in the 2006 Period compared to $2.3 million in the 2005 Period.

Cumulative effect of accounting change. The cumulative effect of accounting change $0.1 million was attributable to the adoption of SFAS No. 123R on January 1, 2006.

Minority interest. In March 2006 our subsidiary, White County Coal, and House entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill. The main purpose of the rock dust mill will be to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FIN 46R. Based on the guidance in FIN 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s portion of MAC’s net loss was $96,000 for the 2006 Period and is recorded as minority interest on our condensed consolidated income statement.

Our 2006 Segment Adjusted EBITDA increased $9.4 million, or 4.8%, to $205.5 million from 2005 Period Segment Adjusted EBITDA of $196.2 million. Segment Adjusted EBITDA, tons sold, coal sales, operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$146,606	$138,954	$7,652	5.5%
Central Appalachia	30,761	29,214	1,547	5.3%
Northern Appalachia	24,172	27,046	(2,874)	(10.6)%
Other and Corporate	4,010	968	3,042	(3)

Total Segment Adjusted EBITDA (1)	$205,549	$196,182	$9,367	4.8%

Tons sold
Illinois Basin	12,642	12,172	470	3.9%
Central Appalachia	2,674	2,345	329	14.0%
Northern Appalachia	2,501	2,460	41	1.7%
Other and Corporate	19	—	19	(3)

Total tons sold	17,836	16,977	859	5.1%

Coal sales
Illinois Basin	$425,743	$374,780	$50,963	13.6%
Central Appalachia	136,951	108,171	28,780	26.6%
Northern Appalachia	75,576	77,658	(2,082)	(2.7)%
Other and Corporate	14,257	3	14,254	(3)

Total coal sales	$652,527	$560,612	$91,915	16.4%

Other sales and operating revenues
Illinois Basin	$16,579	$19,100	$(2,521)	13.2%
Central Appalachia	238	186	52	28.0%
Northern Appalachia	1,565	1,677	(112)	(6.7)%
Other and Corporate	3,309	2,704	605	22.4%

Total other sales and operating revenues	$21,691	$23,667	$(1,976)	(8.3)%

Segment Adjusted EBITDA Expense
Illinois Basin	$295,716	$254,926	$40,790	16.0%
Central Appalachia	106,427	79,143	27,284	34.5%
Northern Appalachia	52,969	52,288	681	1.3%
Other and Corporate	13,557	1,740	11,817	(3)

Total Segment Adjusted EBITDA Expense (2)	$468,669	$388,097	$80,572	20.8%

(1)	Segment Adjusted EBITDA is defined as net income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Pass through transportation expenses are excluded.
(3)	Percentage increase was significantly greater than 100%.

Illinois Basin – Segment Adjusted EBITDA for the 2006 Period, as defined in reference (1) to the table above, increased 5.5% to $146.6 million from the 2005 Period Segment Adjusted EBITDA of $139.0 million. The increase of $7.6 million was primarily attributable to increased coal sales which rose by $51.0 million, or 13.6%, to $425.7 million during the 2006 Period as compared to $374.8 million in the 2005 Period. Increased coal sales in the 2006 Period reflects a higher average coal sales price per ton which increased $2.89 per ton to $33.68 per ton (contributing $36.5 million of the increase in coal sales) and increased tons sold of 470,000 in the 2006 Period (which contributed $14.5 million of the increase in coal sales). Other sales and operating revenues decreased $2.5 million, primarily due to a decrease in rent and service fees associated with decreased synfuel volumes at third-party coal synfuel facilities. Total Segment Adjusted EBITDA Expense for the 2006 Period increased 16.0% to $295.7 million from $254.9 million in the 2005 Period. On a per ton sold basis, the 2006 Period Segment Adjusted EBITDA Expense rose to $23.39 per ton, an increase of 11.7% over the 2005 Period Segment Adjusted EBITDA Expense per ton of $20.94 per ton. The increase in the 2006 Period Segment Adjusted EBITDA Expense compared to the 2005 Period primarily reflects the impact of cost increases described above under consolidated operating expenses. Illinois Basin costs have been negatively impacted by high cost production at the Elk Creek mine which emerged from development in the second quarter of 2006, but has not yet reached full production capacity.

Central Appalachia – Segment Adjusted EBITDA for the 2006 Period, as defined in reference (1) to the table above, increased $1.5 million, or 5.3%, to $30.8 million as compared to the 2005 Period Segment Adjusted EBITDA of $29.2 million. The increase was primarily attributable to increased coal sales of $28.8 million, reflecting a higher average coal sales price per ton of $51.21 in the 2006 Period, an increase of $5.08 per ton over the 2005 Period average coal sales price per ton, (which contributed $13.6 million of the increase in coal sales) and increased tons sold of 329,000 tons in the 2006 Period (which contributed $15.2 million of the increase in coal sales) partially offset by an increase in Segment Adjusted EBITDA Expense for the 2006 Period of 34.5% to $106.4 million from $79.1 million in the 2005 Period. The increase in the 2006 Period Segment Adjusted EBITDA Expense compared to the 2005 Period primarily reflects the increase in tons sold. On a per ton sold basis, the 2006 Period Segment Adjusted EBITDA Expense rose $6.05 per ton reflecting the impact of cost increases described above under consolidated operating expenses. Additionally, Central Appalachia costs have been negatively impacted by high cost production of ramping to full production in Pontiki’s Van Lear seam and transitioning to the Albridge Branch area of the Pond Creek seam. The production increase was primarily attributable to the negative impact of the MC Mining Fire Incident on production in the 2005 Period.

Northern Appalachia – Segment Adjusted EBITDA for the 2006 Period, as defined in reference (1) to the table above, decreased $2.8 million, or 10.6%, to $24.2 million as compared to the 2005 Period Segment Adjusted EBITDA of $27.0 million. The decrease was primarily attributable to a $2.1 million reduction of coal sales reflecting a lower average sales price per ton of $1.36 to $30.22 per ton in the 2006 Period (which contributed $3.4 million of the decrease in coal sales) partially offset by an increase in tons sold of 41,000 (resulting in a $1.3 million increase). The lower average sales price was primarily attributable to fewer tons sold into the higher priced export market during the 2006 Period. The 2006 and 2005 Period Segment Adjusted EBITDA Expense was comparable for both periods.

Other and Corporate – The increase in coal sales and Segment Adjusted EBITDA Expense primarily reflects the coal sales and operating expenses attributable to the brokerage coal purchases and coal sales associated with the ICG agreement described above. Other and Corporate also includes nominal administrative service revenue from affiliates, partially offset by related elimination.

A reconciliation of Segment Adjusted EBITDA to income before non-controlling interest is as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Segment Adjusted EBITDA	$205,549	$196,182

General & administrative	(22,350)	(29,067)
Depreciation, depletion and amortization	(48,291)	(40,830)
Interest expense, net	(6,943)	(9,682)
Income taxes	(2,228)	(2,256)
Minority interest	96	—
Cumulative effect of accounting change	112	—

Income before non-controlling interest	$125,945	$114,347

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

We maintain commercial property (including business interruption and extra expense) insurance policies with various underwriters, which policies are renewed annually in October and provide for self-retention and various applicable deductibles, including certain monetary and/or time element forms of deductibles (collectively, the 2005 Deductibles) and 10% co-insurance (2005 Co-Insurance). We believe such insurance coverage will cover a substantial portion of the total cost of the disruption to MC Mining’s operations. However, concurrent with the renewal of our commercial property (including business interruption) insurance policies concluded on September 30, 2006, MC Mining confirmed with the current underwriters of the commercial property insurance coverage that any negotiated settlement of the losses arising from or in connection with the MC Mining Fire Incident would not exceed $40.0 million (inclusive of co-insurance and deductible amounts). Until the claim is resolved ultimately, through the claim adjustment process, settlement, or litigation, with the applicable underwriters, we can make no assurance of the amount or timing of recovery of insurance proceeds.

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

Following the initial two submittals by us to a representative of the underwriters of our estimate of the expenses and losses (including business interruption losses) incurred by MC Mining and other affiliates arising from or in connection with the MC Mining Fire Incident, (MC Mining Insurance Claim), on September 15, 2005, we filed a third estimate of our expenses and losses, with an update through July 31, 2005. Partial payments of $4.0 million and $12.2 million were received, during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. These amounts are net of the 2005 Deductibles and 2005 Co-Insurance. The accounting for these partial payments and future payments, if any, made to us by the underwriters will be subject to the accounting methodology described below. On March 23, 2006, we filed a third partial proof of loss for the period through July 31, 2005 of $4.0 million. Currently, we continue to evaluate our potential insurance recoveries under the applicable insurance policies in the following areas:

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

Pursuant to the accounting methodology described above, we have recorded as an offset to operating expenses, $0.4 million and $10.6 million, during the nine months ended September 30, 2006 and 2005, respectively, and $10.7 million for the year ended December 31, 2005. These amounts represent the current estimated insurance recovery of actual costs incurred, net of the 2005 Deductibles and 2005 Co-Insurance. We continue to discuss the MC Mining Insurance Claim and the determination of the total claim amount with representatives of the underwriters. The MC Mining Insurance Claim will continue to be developed as additional information becomes available and we have completed our assessment of the losses (including the methodologies associated therewith) arising from or in connection with the MC Mining Fire Incident. At this time, based on the magnitude and complexity of the MC Mining Insurance Claim, we are unable to reasonably estimate the total amount of the MC Mining Insurance Claim as well as its exposure, if any, for amounts not covered by our insurance program.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our only cash generating assets are limited and general partnership interests in the ARLP Partnership, including incentive distribution rights, from which we receive quarterly distributions. We currently have no independent operations separate from those of the ARLP Partnership. We rely on distributions from the ARLP Partnership to fund any of our cash requirements.

Cash Flows

Cash provided by operating activities was $183.2 million for the 2006 Period compared to $151.6 million for the 2005 Period. The increase in cash provided by operating activities was principally attributable to a combination of a lower period-to-period increase in working capital in the 2006 Period compared to the 2005 Period and an increase in net income. Total working capital changes include a reduced use of cash attributable to accounts receivable and other receivables partially offset by an increased use of cash for inventory in the 2006 Period compared to the 2005 Period. The 2005 Period included an increase in accounts receivable related to higher trade accounts receivable attributable to slower payments from certain customers.

Net cash used in investing activities was $95.7 million for the 2006 Period compared to $78.9 million for the 2005 Period. The increase is primarily attributable to an increase in capital expenditures associated with our Elk Creek and Mountain View mines, the acquisition of coal reserves for our River View mine and additional reserves acquired in Eastern Kentucky. We are currently estimating total capital expenditures in 2006 to range from approximately $175.0 million to $190.0 million. We expect to fund these capital expenditures with available cash and marketable securities on hand, future cash generated from operations and/or borrowings available under ARLP’s revolving credit facility. The increase in net cash used in investing activities attributable to increased capital expenditures was partially offset by increased proceeds from marketable securities, net of marketable securities purchases, during the 2006 Period.

Net cash used in financing activities was $82.5 million for the 2006 Period compared to $65.1 million for the 2005 Period. The increase, which is net of 2006 Period IPO proceeds, was primarily attributable to increased distributions by us in the 2006 Period to AHGP common unitholders following the IPO. Additionally, there was a $6.2 million increase in distributions paid by the ARLP Partnership to its common unitholders in the 2006 Period as compared to the 2005 Period.

Capital Expenditures

Our capital expenditures increased to $142.0 million in the 2006 Period from $80.6 million in the 2005 Period. See discussion of “Cash Flows” above concerning the increase in capital expenditures. Capital expenditures include items received but not yet paid, which is disclosed as a non-cash investing activity, purchase of property, plant and equipment in “Item 1, Financial Statements (Unaudited) – Condensed Consolidated Statements of Cash Flows.”

Debt Obligations

AHGP Partnership

At the closing of the AHGP IPO, we entered into a $5.0 million revolving credit facility (AHGP Credit Facility) with C-Holdings, LLC, an entity controlled by Joseph W. Craft, III, as the lender. The AHGP Credit Facility is available to the AHGP Partnership for its general partnership purposes. Borrowings under the facility will mature on March 31, 2007 and will bear interest at LIBOR plus 2.0%. The AHGP Partnership is required to pay a commitment fee to C-Holdings, LLC on the unused portion of the AHGP Credit Facility of 0.3% annually. Although there are no material operating and financial restrictions and covenants in our credit facility, future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities. At September 30, 2006, we had $500,000 outstanding under the AHGP Credit Facility.

ARLP Partnership

The Intermediate Partnership has $144.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in eight remaining equal annual installments of $18.0 million with interest payable semiannually (Senior Notes). On April 13, 2006, the Intermediate Partnership entered into a $100.0 million revolving credit facility (ARLP Credit Facility), which expires in 2011. The ARLP Credit Facility replaced an $85.0 million credit facility that would have expired September 2006. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. The initial applicable margin for borrowings under the ARLP Credit Facility is 0.875% with respect to London Interbank Offered Rate (LIBOR) borrowings. Letters of credit can be issued under the ARLP Credit Facility not to exceed $50.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At September 30, 2006, ARLP had letters of credit of $10.8 million outstanding under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility at September 30, 2006.

The Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The Senior Notes and ARLP Credit Facility contain various restrictive and affirmative covenants, affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal based on a ratio of the amount of total mineable tons controlled by the Intermediate Partnership relative to its annual production. In addition, the Senior Notes and the ARLP Credit Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of both the ARLP Credit Facility and Senior Notes at September 30, 2006.

The ARLP Partnership has previously entered into and has maintained specific agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure ARLP’s obligations for reclamation liabilities and workers’ compensation benefits. At September 30, 2006, the ARLP Partnership had $26.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

RELATED PARTY TRANSACTIONS

The ARLP Partnership has continuing related party transactions with SGP, including affiliates of SGP. These related party transactions relate principally to mineral and equipment leases with SGP and its affiliates and guarantees from the SGP for certain letters of credit.

Administrative Services Agreement

In connection with the closing of our IPO, we entered into an Administrative Services Agreement between the ARLP Partnership, MGP, the Intermediate Partnership, AHGP, AGP and Alliance Resource Holdings II, Inc. (ARH II). Under the Administrative Services Agreement, certain personnel of the ARLP Partnership, including executive officers, are providing administrative services to us, MGP, Alliance GP and ARH II. The ARLP Partnership will be reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, we billed and recognized administrative service revenue under these agreements of $93,000 and $506,000, respectively, for the three and nine months ended September 30, 2006. Concurrently, AGP and the AHGP Partnership, among others, were joined as parties to our Omnibus Agreement (as amended), which addresses areas of non-competition between us and ARLP.

Because the Administrative Services Agreement transaction described above was a related-party transaction, it was reviewed by the Board of Directors of AGP and MGP (and its conflicts committee). Based upon these reviews, the Board of Directors of AGP and the conflicts committee of the Board of Directors of MGP determined that this transaction reflected market clearing terms and conditions. As a result, the Board of Directors of AGP and MGP approved the Administrative Services Agreement transaction as fair and reasonable to us, the ARLP Partnership and the limited partners of both the AHGP Partnership and the ARLP Partnership.

Registration Rights

In connection with the contribution agreement, we have agreed to register for sale under the Securities Act and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by the owners of MGP, SGP or any of their respective affiliates. These registration rights require us to file one registration statement for each of these groups. We have also agreed to include any securities held by the owners of the MGP, SGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions. We are obligated to pay all expenses incidental to the registration, excluding underwriting discounts and commissions. These registration rights are in addition to the registration rights that we have agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

ARLP Omnibus Agreement

Pursuant to the terms of the ARLP Amended Omnibus Agreement, we agree, and cause our controlled affiliates to agree, for so long as management controls MGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the Board of Directors of MGP with the concurrence of its Conflicts Committee, elects to cause ARLP not to pursue such opportunity or acquisition. The ARLP Amended Omnibus Agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises us that it has abandoned the pursuit of such business opportunity, and we may not pursue the acquisition of such assets prior to that time. This restriction does not apply to:

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the provisions of FIN 48, but do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 requirements to recognize the funded status of a benefit plan and new disclosure requirements are effective as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial statements at December 31, 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective as of December 31, 2006. We are currently in the process of assessing SAB 108 but do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have significant long-term coal supply agreements. Virtually all of our long-term coal supply agreements are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to principally reflect changes in specified price indices or items such as taxes, royalties or actual production costs.

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

As of September 30, 2006, the estimated fair value of the Senior Notes was approximately $159.6 million. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Registration Statement on Form S-1, as amended (Registration No. 333-129883).

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officers. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, our Chief Executive and Chief Financial Officers believe the design and operation of these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended September 30, 2006, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	During September 2006, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2006. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry and the ARLP Partnership’s recent insurance claims history (e.g., MC Mining Fire Incident and Dotiki Fire Incident). As a result, the ARLP Partnership has elected to retain a participating interest along with our insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program representing 35% of the primary $30.0 million layer and 2.5% of the second layer representing $20.0 million in excess of the $30.0 primary layer. The ARLP Partnership does not participate in the third layer of $25.0 million excess of $50.0 million. The 14.7% participation rate for this year’s renewal exceeds the approximate 10% participation level from last year. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of our participation, the ARLP Partnership would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. As a result of the ARLP Partnership’s increased participation in the property program and higher deductible levels, property premiums paid to the insurance carriers were reduced by approximately 14.5%. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which as a result of our level of participation in the commercial property program, could have a material adverse effect on the business, financial conditions, results of operations and ability to purchase property insurance in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Alliance GP, LLC Deferred Compensation Plan for Directors.

31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 13, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 13, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 13, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 13, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 13, 2006.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
Our general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer