Form 10-K
period 2006-12-31
Alliance Holdings GP, L.P.
filed 2007-03-15
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NO.: 0-51952

ALLIANCE HOLDINGS GP, L.P.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	03-0573898
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

1717 SOUTH BOULDER AVENUE, SUITE 400, TULSA, OKLAHOMA 74119

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

(918) 295-1415

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Units	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value as of June 30, 2006, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the NASDAQ on such date, was approximately $260,051,600. Common Units held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2007, 59,863,000 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and the ARLP Partnership’s ability to respond to the competition;

•	fluctuation in coal prices, which could adversely affect the ARLP Partnership’s operating results and cash flows;

•	risks associated with the expansion of the ARLP Partnership’s operations and properties;

•	deregulation of the electric utility industry or the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	customer bankruptcies and/or cancellations or breaches to existing contracts;

•	customer delays or defaults in making payments;

•	fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations and other factors;

•	the ARLP Partnership’s productivity levels and margins that the ARLP Partnership earns on its coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining the ARLP Partnership’s surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	coal market’s share of electricity generation;

•	prices of fuel that compete with or impact coal usage, such as oil or natural gas;

•	legislation, regulatory and court decisions;

•	the impact from provisions of The Energy Policy Act of 2005;

•	replacement of coal reserves;

•	a loss or reduction of the direct or indirect benefit from certain state and federal tax credits, including non-conventional source fuel tax credits;

•

difficulty obtaining commercial property insurance, and risks associated with the ARLP Partnership’s participation (excluding any applicable deductible) in the ARLP Partnership’s commercial insurance property program; and

•	other factors, including those discussed in Item 1A. “Risk Factors” and Item 3. “Legal Proceedings.”

ii

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

You should consider the information above when reading any forward-looking statements contained:

•	in this Annual Report on Form 10-K;

•	other reports filed by us with the SEC;

•	our press releases; and

•	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

iii

Significant Relationships Referenced in this Annual Report

•	References to “we”, “us”, “our” or “AHGP” mean Alliance Holdings GP, L.P., individually as the parent company, and not on a consolidated basis.

•

References to “AHGP Partnership” mean the business and operations of Alliance Holdings GP, L.P., the parent company, as well as its consolidated subsidiaries, which includes Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. and its consolidated subsidiaries.

•	References to “AGP” mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., also referred to as our general partner.

•	References to “ARLP Partnership” mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.

•	References to “ARLP” mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.

•	References to “MGP” mean Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P.

•	References to “SGP” mean Alliance Resource GP, LLC, the special general partner of Alliance Resource Partners, L.P.

•	References to “Intermediate Partnership” mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.

•	References to “Alliance Coal” mean Alliance Coal, LLC, the holding company for operations of Alliance Resource Operating Partners, L.P.

PART I

ITEM 1.	BUSINESS

General

We are a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP”. We own directly and indirectly 100% of the members’ interest in MGP, the managing general partner of ARLP.

On November 22, 2005, we filed a registration statement on Form S-1 with the Securities and Exchange Commission related to an initial public offering (IPO) of our common units. In May 2006, 12,500,000 common units, representing approximately 20% of our total outstanding units, were sold to the public.

Currently, our only cash-generating assets are our ownership interests in ARLP, which consist of the following:

•	a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP;

•	the incentive distribution rights in ARLP, which we hold through our 100% ownership interest in MGP;

•	15,544,169 common units of ARLP, representing approximately 42.5% of the common units of ARLP; and

•	a 0.001% managing interest in Alliance Coal.

Our primary business objective is to increase our cash distributions to our unitholders by actively assisting ARLP in executing its business strategy. ARLP’s business strategy is to create sustainable, capital-efficient growth in distributable cash flow to maximize its distribution to its unitholders.

We are owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Joseph W. Craft III, the President and Chief Executive Officer of AHGP and ARLP.

The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become what it believes to be the fourth largest coal producer in the eastern United States. At December 31, 2006, the ARLP Partnership had approximately 633.9 million tons of reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. In 2006, the ARLP Partnership produced 23.7 million tons of coal and sold 24.4 million tons of coal of which 30.0% was low-sulfur coal, 13.9% was medium-sulfur coal and 56.1% was high-sulfur coal. In 2006, approximately 96.1% of the medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as “scrubbers,” to remove sulfur dioxide. The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

At December 31, 2006, the ARLP Partnership operated eight coal mining complexes in Illinois, Indiana, Kentucky, Maryland, and West Virginia. Three of the ARLP Partnership’s mining complexes supplied coal feedstock and provided services to third-party coal synfuel facilities located at or near these complexes. The ARLP Partnership also operated a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. The ARLP Partnership’s mining activities are conducted in three geographic regions commonly referred to in the coal industry as the Illinois Basin, Central Appalachian and Northern Appalachian regions. The ARLP Partnership has grown historically, and expects to grow in the future, through expansion of its operations by adding and developing mines and coal reserves in existing, adjacent or neighboring properties.

Our internet address is www.ahgp.com, and we make available on our internet website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and Forms 3, 4 and 5 for our Section 16 filers (and amendments and exhibits, such as press releases, to such filings) as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission.

Recent Developments

New Mine Safety Laws and Regulations. In 2006, the U.S. Congress, as well as several state legislatures (including those in West Virginia, Illinois, and Kentucky), passed new legislation addressing mine safety practices and imposing stringent new mine safety and accident reporting requirements and increasing civil and criminal penalties for violations of mine-safety laws. In addition, the Mine Safety and Health Administration (MSHA), which monitors compliance with federal laws, published a final rule addressing mine safety equipment, training, and emergency reporting requirements. Although the ARLP Partnership is unable to quantify the impact, implementing and complying with these new laws and regulations have and are expected to continue to have an adverse impact on the results of the ARLP Partnership’s operations and financial position. Please read “—Mine Health and Safety Laws.”

Mining Operations

The ARLP Partnership produces a diverse range of steam coals with varying sulfur and heat contents, which enables it to satisfy the broad range of specifications required by its customers. The following chart summarizes the ARLP Partnership’s coal production by region for the last five years.

	Year Ended December 31,
Regions and Complexes	2006	2005	2004	2003	2002
	(tons in millions)
Illinois Basin:
Dotiki, Warrior, Pattiki, Hopkins and Gibson complexes	16.9	15.7	13.6	12.3	12.1
Central Appalachian:
Pontiki and MC Mining complexes	3.5	3.3	3.6	3.6	3.0
Northern Appalachian:
Mettiki complex	3.3	3.3	3.2	3.3	2.9

Total	23.7	22.3	20.4	19.2	18.0

Illinois Basin Operations

The ARLP Partnership’s Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. The ARLP Partnership has approximately 1,600 employees in the Illinois Basin and currently operates five mining complexes. Additionally, the ARLP Partnership hosts a coal synfuel facility at two of its mining complexes.

Dotiki Complex. The ARLP Partnership’s subsidiary, Webster County Coal, LLC (Webster County Coal), operates Dotiki, which is an underground mining complex located near the city of Providence in Webster County, Kentucky. The complex was opened in 1966, and the ARLP Partnership purchased the mine in 1971. The Dotiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. In 2004, the preparation plant throughput capacity was increased to 1,300 tons of raw coal an hour. Capacity was increased principally to accommodate a change in customer requirements for washed coal rather than raw coal.

Coal from the Dotiki complex is shipped via the CSX and PAL railroads and by truck on U.S. and state highways. The primary customers for coal produced at Dotiki are Northern Indiana Public Service Company (NIPSCO), Seminole Electric Cooperative, Inc. (Seminole), and Tennessee Valley Authority (TVA), the latter two of which purchase the ARLP Partnership’s coal pursuant to long-term contracts for use in their scrubbed generating units.

Warrior Complex. The ARLP Partnership’s subsidiary, Warrior Coal, LLC (Warrior), operates the Cardinal mine, an underground mining complex located near Madisonville in Hopkins County, Kentucky, adjacent to the ARLP Partnership’s other western Kentucky operations. The Warrior complex was opened in 1985 and acquired by the ARLP Partnership in February 2003. Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Warrior’s preparation plant has a throughput capacity of 600 tons of raw coal an hour.

Warrior sells substantially all of its production to Synfuel Solutions Operating, LLC (SSO) for feedstock in the production of coal synfuel, as discussed below. SSO’s coal synfuel production facility was moved from the ARLP Partnership’s mining complex operated by its subsidiary, Hopkins County Coal, LLC (Hopkins County Coal), to the Warrior complex in April 2003. Warrior’s production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways. Additionally, Warrior purchased supplemental production from a third-party supplier for resale to SSO and expects to continue purchasing coal from the third-party supplier through June 2007. SSO continues to ship coal synfuel to electric utilities that have been purchasers of the ARLP Partnership’s coal. The ARLP Partnership maintains “back-up” coal supply agreements with these long-term customers for its coal, which automatically provide for the sale of its coal to them in the event they do not purchase coal synfuel from SSO.

The ARLP Partnership has entered into long-term agreements with SSO to host and operate its coal synfuel facility currently located at Warrior, supply the facility with coal feedstock, assist SSO with the marketing of coal synfuel and provide other services. These agreements, which expire on December 31, 2007, provide the ARLP Partnership with coal sales, rental and service fees from SSO based on the synfuel facility throughput tonnages. These amounts are dependent on the ability of SSO’s members to use certain qualifying tax credits applicable to the facility. As discussed above, the ARLP Partnership sells most of the coal produced at Warrior to SSO, while Alliance Coal Sales, a division of Alliance Coal, assists SSO with the sale of its coal synfuel to its customers pursuant to a sales agency agreement. Certain of these services are performed by Alliance Service, Inc. (Alliance Service), a wholly-owed subsidiary of Alliance Coal. Alliance Service is subject to federal and state income taxes.

On April 23, 2006, SSO temporarily suspended operation of the synfuel facility due to the increase in the wellhead price of domestic crude oil. SSO resumed operation of the synfuel facility May 11, 2006. SSO again temporarily suspended operation of the synfuel facility due to the increase in the wellhead price of domestic crude oil, effective after production on July 31, 2006, after which SSO resumed production on September 5, 2006. During the suspension periods, the ARLP Partnership sold coal directly to SSO’s synfuel customers under the “back up” coal-supply agreements referred to above. SSO has advised the ARLP Partnership that the continued operation of the synfuel facility is dependant upon the future price of crude oil. Synfuel tax credits applicable to the facility are subject to a pro-rata phase-out or reduction if the annual average wellhead price per barrel for all domestic crude oil as determined by the Secretary of the Treasury exceeds certain levels.

For 2006, the incremental annual net income benefit from the combination of the various coal synfuel-related agreements associated with the facility located at Warrior was approximately $21.6 million, assuming that coal pricing would not have increased without the availability of synfuel. Each of these agreements is subject to early cancellation pursuant to provisions customary for transactions of these types, including provisions permitting cancellation due to the unavailability of synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Therefore, the continuation of the revenues and incremental net income benefit associated with the coal synfuel production facility cannot be assured. Pursuant to the ARLP Partnership’s agreement with SSO, it is not obligated to make retroactive adjustments or reimbursements if SSO’s tax credits are disallowed.

Pattiki Complex. The ARLP Partnership’s subsidiary, White County Coal, LLC (White County Coal), operates Pattiki, an underground mining complex located near the city of Carmi in White County, Illinois. The ARLP Partnership began construction of the complex in 1980 and has operated it since its inception. The Pattiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour.

Coal from the Pattiki complex is shipped via the Evansville Western and CSX railroads. Two of the ARLP Partnership’s primary customers for coal produced at Pattiki have been NIPSCO and Seminole for use in their scrubbed generating units. Pattiki production is also shipped via rail to the ARLP Partnership’s Mt. Vernon transloading facility for sale to utilities capable of receiving barge deliveries. In 2007, Pattiki expects to ship a significant portion of its production to Seminole, TVA, Corn Products International, Inc., and Tampa Electric Company.

Hopkins Complex. Hopkins County Coal’s mining complex, which the ARLP Partnership acquired in January 1998, is located near the city of Madisonville in Hopkins County, Kentucky. During 2006, Hopkins County Coal ceased production from its Newcoal surface mine, which is being reclaimed, and continued with the development of its Elk Creek mine in the underground reserves leased by Hopkins County Coal in 2005.

The Elk Creek mine, an underground mining complex using continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal, emerged from development in the second quarter of 2006 to production from the operation of three mining units. Elk Creek has the capacity to increase production by adding a fourth unit should conditions in the marketplace so warrant. Operating at the three-unit level, the ARLP Partnership expects annual production to be approximately 2.6 million tons.

The ARLP Partnership is utilizing both existing and newly constructed coal handling and other surface facilities at Hopkins County Coal to process and ship coal produced from the Elk Creek mine. In conjunction with the development of the Elk Creek mine, Hopkins County Coal constructed a new preparation plant with a throughput capacity of 1,200 tons of raw coal an hour. Hopkins County Coal’s Elk Creek production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways.

Gibson Complex. The ARLP Partnership’s subsidiary, Gibson County Coal, LLC (Gibson County Coal) operates the Gibson mine, an underground mining complex located near the city of Princeton in Gibson County, Indiana. The mine began production in November 2000 and utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has a throughput capacity of 700 tons of raw coal an hour. The ARLP Partnership refers to the reserves mined at this location as the “Gibson North” reserves. The ARLP Partnership also controls undeveloped reserves in Gibson County, referred to as the “Gibson South” reserves, that are not contiguous to the reserves currently being mined.

Production from Gibson is a low-sulfur coal that historically has been primarily shipped via truck approximately 10 miles on U.S. and state highways to Gibson’s principal customer, PSI Energy Inc. (d/b/a Duke Energy Indiana, Inc.), a subsidiary of Cinergy Corporation (d/b/a Duke Energy Corporation). Gibson’s production is also trucked to the ARLP Partnership’s Mt. Vernon transloading facility for sale to utilities capable of receiving barge deliveries. The ARLP Partnership is in the process of constructing a new rail loop at Gibson with access to both the CSX and Norfolk Southern railroads, which it currently anticipates will expand the market for coal produced at Gibson beginning mid-year 2007.

In January 2005, Gibson County Coal entered into long-term agreements with PC Indiana Synthetic Fuel #2, L.L.C. (PCIN) to host its coal synfuel facility, supply the facility with coal feedstock, assist PCIN with the marketing of coal synfuel and provide other services. The synfuel facility commenced operations at Gibson in May 2005. A significant portion of Gibson’s production is sold to PCIN. The agreements, which will expire on December 31, 2007, provide the ARLP Partnership with coal sales, rental and service fees from PCIN based on the synfuel facility throughput tonnages. These amounts are dependent on the ability of PCIN’s members to use certain qualifying tax credits applicable to the facility.

On May 11, 2006, PCIN temporarily suspended operation of the synfuel facility due to the increase in the wellhead price of domestic crude oil. PCIN resumed operation of the synfuel facility on September 27, 2006. During the suspension period, the ARLP Partnership sold coal directly to PCIN’s synfuel customers under “back up” coal-supply agreements, which automatically provide for the sale of its coal to these customers in the event that they do not purchase coal synfuel from PCIN. PCIN has advised the ARLP Partnership that the continued operation of the synfuel facility is dependant upon the future price of crude oil.

For 2006, the incremental annual net income benefit from the combination of the various coal synfuel related agreements associated with the facility located at Gibson was approximately $3.5 million, assuming that coal pricing would not have increased without the availability of synfuel. Each of these agreements is subject to early cancellation pursuant to provisions customary for transactions of these types, including provisions permitting cancellation due to the unavailability of synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Therefore, revenues and incremental net income associated with the coal synfuel production facility cannot be assured. Pursuant to the ARLP Partnership’s agreement with PCIN, it is not obligated to make retroactive adjustments or reimbursements if PCIN’s tax credits are disallowed.

The ARLP Partnership has partially completed the permitting process for the Gibson South reserves and continues to actively evaluate its development. Capital expenditures required to develop the Gibson South reserves are estimated to be in the range of approximately $100 million to $110 million, excluding capitalized interest and capitalized mine development costs associated with net cost related to incidental production. For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.” Assuming sufficient sales commitments are obtained and the permitting process continues as anticipated, initial production could commence in 2008 to 2010. When the Gibson South mine reaches full production capacity, the ARLP Partnership expects annual production of approximately 2.7 million to 3.1 million tons. Definitive development commitment for Gibson South is dependent upon final approval by the board of directors of MGP.

River View. In April, 2006, the ARLP Partnership acquired from Alliance Resource Holdings, Inc (ARH) 100% of the membership interest in River View Coal, LLC (River View). River View currently controls, through coal leases or direct ownership, approximately 110.0 million tons of high-sulfur coal in the No. 7, No. 9 and No. 11 coal seams underlying properties located primarily in Union County, Kentucky, as well as certain surface properties, facilities and permits. River View is in the process of updating its existing permits and evaluating the timing and manner of future development of the reserve. Capital expenditures required to develop the River View reserves are estimated to be in the range of approximately $130 million to $160 million, excluding capitalized interest and capitalized mine development costs associated with net cost related to incidental production. For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies”. Assuming sufficient sales commitments are obtained and the permitting process continues as anticipated, initial production could commence in 2008 to 2010. When the River View mine reaches full production capacity, the ARLP Partnership expects annual production of approximately 3.1 million to 4.6 million tons. Definitive development commitment for River View is dependent upon final approval of the board of directors of MGP.

Central Appalachian Operations

The ARLP Partnership’s Central Appalachian mining operations are located in eastern Kentucky. The ARLP Partnership has approximately 530 employees in Central Appalachia and operates two mining complexes producing low-sulfur coal.

Pontiki Complex. The ARLP Partnership’s subsidiary, Pontiki Coal, LLC (Pontiki), owns an underground mining complex located near the city of Inez in Martin County, Kentucky. The ARLP Partnership constructed the mine in 1977. Pontiki owns the mining complex and leases the reserves, and Excel Mining, LLC (Excel), an affiliate of Pontiki, conducts all mining operations. The Pontiki operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has a throughput capacity of 900 tons of raw coal an hour. In the fourth quarter of 2005, Pontiki migrated some of its mining units from the Pond Creek seam into the Van Lear seam, and full production in the Van Lear seam was reached in the second quarter of 2006. As a result, production at Pontiki is now roughly 50% Pond Creek seam coal and 50% Van Lear seam coal. Coal produced in 2006 remained low sulfur, but because of changes in geology and production from the Van Lear seam, it no longer met the compliance requirements of Phase II of the Federal Clean Air Act (CAA) (see “Regulation and Laws—Air Emissions” below). Coal produced from the mine is shipped in large part to electric utilities located in the southeastern United States and also to industrial or stoker users throughout the eastern United States via the Norfolk Southern railroad or by truck via U.S. and state highways to various docks on the Big Sandy River in Kentucky.

MC Mining Complex. The ARLP Partnership’s subsidiary, MC Mining, LLC (MC Mining), owns an underground mining complex located near the city of Pikeville in Pike County, Kentucky. The ARLP Partnership acquired the mine in 1989. MC Mining owns the mining complex and leases the reserves, and Excel, an affiliate of MC Mining, conducts all mining operations. The operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour. Substantially all of the coal produced at MC Mining in 2006 met or exceeded the compliance requirements of Phase II of the CAA. Production from the mine is shipped via the CSX railroad or by truck via U.S. and state highways to various docks on the Big Sandy River. MC Mining sells its low-sulfur production primarily under short-term contracts and into the spot market.

On December 26, 2004, MC Mining was temporarily idled as a result of a mine fire. The fire was successfully extinguished and the affected area of the mine was completely isolated behind permanent barriers. Production resumed on February 21, 2005. For more information on the MC Mining mine fire, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Northern Appalachian Operations

The ARLP Partnership’s Northern Appalachian mining operations are located in Maryland and West Virginia. The ARLP Partnership has approximately 240 employees and operates one mining complex in Northern Appalachia. The ARLP Partnership also controls undeveloped coal reserves in West Virginia and Pennsylvania.

Mettiki (MD) Operation. For the past 29 years, the ARLP Partnership’s subsidiary, Mettiki Coal, LLC (Mettiki (MD)) has operated an underground longwall mine located near the city of Oakland in Garrett County, Maryland. Underground longwall mining operations ceased at this mine in October of 2006 upon the exhaustion of the economically mineable reserves, and the longwall mining equipment was moved from the Mettiki (MD) operation to the operations of the ARLP Partnership’s subsidiary, Mettiki Coal (WV), LLC (Mettiki (WV)) (discussed below). Medium-sulfur coal produced from two small-scale third-party mining operations (a surface strip mine and an underground mine in the Bakerstown seam) on properties controlled by Mettiki (MD) and another of the ARLP Partnership’s subsidiaries, Backbone Mountain, LLC, will continue to be processed at the Mettiki complex and will supplement the Mettiki (WV) production, providing blending optimization and allowing the operation to take advantage of market opportunities as they arise.

The Mettiki (MD) preparation plant, which has a throughput capacity of 1,350 tons of raw coal an hour, will continue coal processing activities. A portion of the Mettiki (WV) production will be transported to this preparation plant for processing, and then trucked to a newly constructed blending facility at the Virginia Electric and Power Company (VEPCO) Mt. Storm Power Station. The preparation plant also is served by the CSX railroad, providing the opportunity to capitalize on the metallurgical coal market.

On June 15, 2006, Mettiki (MD) was issued a Notice of Violation by the Maryland Department of the Environment (MDE) for alleged exceedances of permitted sulfur dioxide emissions. These alleged exceedances occurred between May 23, 2006 and June 12, 2006 at the Mettiki (MD) Thermal Coal Dryer associated with the longwall mining operation located in Garrett County, Maryland. This self-reported violation was promptly corrected and Mettiki (MD) demonstrated its compliance to the satisfaction of MDE. Under applicable Maryland law, civil penalties of up to $25,000 per day of violation may be assessed. Mettiki (MD) is currently in negotiations with MDE to resolve this matter and, while the final penalty amount may exceed $100,000, the ARLP Partnership does not expect the final assessment to have a material impact on the ARLP Partnership’s operations or financial conditions.

Mettiki (WV) Operation. In July 2005, Mettiki (WV) began continuous miner development in the Mountain View mine located in Tucker County, West Virginia. Upon completion of mining at the Mettiki (MD) longwall operation, the longwall mining equipment was moved to the Mountain View mine and put into operation in November 2006. Production from the Mountain View mine will be transported by truck either to the Mettiki (MD) preparation plant or to the coal blending facility at the VEPCO Mt. Storm Power Station.

Historically, the ARLP Partnership’s primary customer for the medium-sulfur coal produced at Mettiki (MD) has been VEPCO, which purchased the coal pursuant to a long-term contract for use in the scrubbed generating units at its Mt. Storm Power Station in West Virginia. A seven-year agreement to supply coal to the VEPCO Mt. Storm Power Station from the Mountain View mine was negotiated and finalized in June of 2005. The agreement also serves as a “back up” coal-supply agreement with VEPCO for the sale of the ARLP Partnership’s coal in the event that VEPCO does not purchase coal synfuel from Mt. Storm Coal Supply, LLC (Mt. Storm Coal Supply).

Production from the Mountain View mine is primarily supplied to Mt. Storm Coal Supply for its synfuel facility, which is located at the Mt. Storm Power Station, pursuant to an agreement between Alliance Coal and Mt. Storm Coal Supply. This agreement will terminate at the end of 2007 in conjunction with the termination of the synfuel tax credit program, and, until that time, its continuation cannot be assured because the agreement is subject to early cancellation pursuant to provisions customary for transactions of this type, including provisions permitting cancellation due to the unavailability of synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Pursuant to the ARLP Partnership’s agreement with Mt. Storm Coal Supply, it is not obligated to make retroactive adjustments or reimbursements to the extent Mt. Storm Coal Supply’s tax credits are disallowed. For 2006, the incremental annual net income benefit from this agreement was approximately $1.3 million.

On July 18, 2006, Mt. Storm Coal Supply temporarily suspended operation of the synfuel facility due to the increase in the wellhead price of domestic crude oil. Mt. Storm Coal Supply resumed full operation of the synfuel facility on October 9, 2006. During the suspension period, the ARLP Partnership sold coal directly to VEPCO under the “back up” coal-supply agreement referred to above.

Penn Ridge Coal. In December of 2005, the ARLP Partnership’s subsidiary, Penn Ridge Coal, LLC (Penn Ridge), entered into a coal lease and sales agreement with affiliates of Allegheny Energy, Inc. (Allegheny), to pursue development of Allegheny’s Buffalo coal reserve in Washington County, Pennsylvania. The Buffalo coal reserve lease is estimated to include approximately 55 million tons of high-sulfur coal in the Pittsburgh No. 8 seam. The ARLP Partnership has initiated the permitting process for the Buffalo Coal reserves and is actively evaluating its development. Capital expenditures required to develop the Penn Ridge reserves are estimated to be in the range of approximately $165 million to $175 million, excluding capitalized interest and capitalized mine development costs associated with net cost related to incidental production. For more information about mine development costs, please read “Mine Development Cost” under “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.” Assuming sufficient sales commitments are obtained and the permitting process continues as anticipated, initial production could commence in 2009 to 2011. When the Penn Ridge mine reaches full production capacity, the ARLP Partnership expects annual production of up to 5.0 million tons. Definitive development commitment for Penn Ridge is dependent upon final approval of the board of directors of MGP.

Tunnel Ridge. The ARLP Partnership’s subsidiary, Tunnel Ridge, LLC (Tunnel Ridge), controls, through a coal lease agreement with SGP, approximately 70 million tons of high-sulfur coal in the Pittsburgh No. 8 coal seam in West Virginia and Pennsylvania. An underground mining permit was issued by the West Virginia Department of Environmental Protection on February 12, 2007. On March 7, 2007, the ARLP Partnership received notice of an appeal of that decision to the West Virginia Surface Mine Board. The ARLP Partnership has also submitted applications for all other permits necessary to conduct operations, which currently are under review. Capital expenditures required to develop the Tunnel Ridge reserves are estimated to be in the range of approximately $195 million to $210 million, excluding capitalized interest and capitalized mine development costs associated with net cost related to incidental production. For more information about mine development costs, please read “Mine Development Cost” under “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.” Assuming sufficient sales commitments are obtained and the permitting process continues as anticipated, initial production could commence in 2008 to 2010. When the Tunnel Ridge mine reaches full production capacity, the ARLP Partnership expects annual production of up to 6.0 million tons. Definitive development commitment for Tunnel Ridge is dependent upon final approval of the board of directors of MGP.

Other Operations

Mt. Vernon Transfer Terminal, LLC

The ARLP Partnership’s subsidiary, Mt. Vernon Transfer Terminal, LLC (Mt. Vernon), leases land and operates a coal loading terminal on the Ohio River (mile marker 827.5) at Mt. Vernon, Indiana. Coal is delivered to Mt. Vernon by both rail and truck. The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons. During 2006, the terminal loaded approximately 2.3 million tons for Pattiki and Gibson customers and for third-party shippers.

Coal Brokerage

As markets allow, the ARLP Partnership buys coal from non-affiliated producers principally throughout the eastern United States, which it then resells, both directly and indirectly, primarily to utility customers. The ARLP Partnership purchased and sold approximately 22,000 tons of coal from non-affiliated producers in 2006. The ARLP Partnership has a policy of matching its outside coal purchases and sales to minimize market risks associated with buying and reselling coal. Purchased coal that is delivered to the ARLP Partnership’s operations and commingled with its production is not classified as brokerage coal.

Matrix Design Group, LLC

The ARLP Partnership’s subsidiaries, Matrix Design Group, LLC and Alliance Design Group, LLC (collectively, MDG), provide a variety of mine products and services for the ARLP Partnership’s mining operations and to unrelated parties. The ARLP Partnership acquired this business in September 2006. MDG’s products and services include design and installation of underground mine hoists for transporting employees and materials in and out of the mine; design of systems for automating and controlling various aspects of industrial and mining environments; and design and sale of mine safety equipment, including its miner and equipment tracking system. The ARLP Partnership did not receive significant revenue in 2006 from MDG’s activities.

Additional Services

The ARLP Partnership develops and markets additional services in order to establish itself as the supplier of choice for its customers. Examples of the kind of services the ARLP Partnership has offered to date include ash and scrubber sludge removal, coal yard maintenance and arranging alternate transportation services. Revenues from these services have historically represented less than one percent of the ARLP Partnerships total revenues. In the future, the ARLP Partnership may also receive revenue from the sale of limestone products by the ARLP Partnership’s affiliate, Mid-America Carbonates, LLC (MAC), although presently it does not anticipate the additional revenue, if any, will be material.

Reportable Segments

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 21. Segment Information under “Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information” for information concerning our reportable segments.

Coal Marketing and Sales

As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers. These arrangements are mutually beneficial to the ARLP Partnership and its customers in that they provide greater predictability of sales volumes and sales prices. In 2006, approximately 91.7% and 88.8% of the ARLP Partnership’s sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with maturities ranging from 2006 to 2023. The ARLP Partnership’s total nominal commitment under significant long-term contracts for existing operations was approximately 104.3 million tons at December 31, 2006, and is expected to be delivered as follows: 22.1 million tons in 2007, 16.0 million tons in 2008, 13.8 million tons in 2009, 13.8 million tons in 2010, and 38.6 million tons thereafter during the remaining terms of the relevant coal supply agreements. The total commitment of coal under contract is an approximate number because, in some instances, the contracts contain provisions that could cause the nominal total commitment to increase or decrease by as much as 20%. The contractual time commitments for customers to nominate future purchase volumes under these contracts are sufficient to allow the ARLP Partnership to balance its sales commitments with prospective production capacity. In addition, the nominal total commitment can change because of price reopener provisions contained in certain of these long-term contracts.

The provisions of long-term contracts are the result of both bidding procedures and extensive negotiations with each customer. As a result, the provisions of these contracts vary significantly in many respects, including, among others, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, coal qualities, and quantities. Virtually all of the ARLP Partnership’s long-term contracts are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to reflect changes in specified price indices or items such as taxes, royalties or actual production costs. These provisions, however, may not assure that the contract price will reflect every change in production or other costs. Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can lead to early termination of a contract. Some of the long-term contracts also permit the contract to be reopened for renegotiation of terms and conditions other than the pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract. The long-term contracts typically stipulate procedures for quality control, sampling and weighing. Most contain provisions requiring the ARLP Partnership to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility and other qualities. Failure to meet these specifications can result in economic penalties or termination of the contracts. While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location. Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.

Reliance on Major Customers

The ARLP Partnership’s two largest customers in 2006 were TVA and SSO. Sales to these customers in the aggregate accounted for approximately 29.9% of the ARLP Partnership’s 2006 total revenues, and sales to each of these customers accounted for approximately 10.0% or more of its 2006 total revenues.

Competition

The coal industry is intensely competitive. The most important factors on which the ARLP Partnership competes are coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply. The ARLP Partnership’s principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., Foundation Coal Holdings, Inc., International Coal Group, Inc., James River Coal Company, Massey Energy Company, Murray Energy, Inc. and Peabody Energy Corporation. Some of these coal producers are larger and have greater financial resources and larger reserve bases as compared to the ARLP Partnership. The ARLP Partnership also competes directly with a number of smaller producers in the Illinois Basin, Central Appalachian and Northern Appalachian regions. As the price of domestic coal increases, the ARLP Partnership may also begin to compete with companies that produce coal from one or more foreign countries, such as Columbia and Venezuela.

Additionally, coal competes with other fuels such as petroleum, natural gas, hydropower and nuclear energy for steam and electrical power generation. Over time, costs and other factors, such as safety and environmental considerations, relating to these alternative fuels may affect the overall demand for coal as a fuel.

Transportation

The ARLP Partnership’s coal is transported to its customers by rail, truck and barge. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 4% to 39% of the delivered cost of a customer’s coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. The ARLP Partnership believes its mines are located in favorable geographic locations that minimize transportation costs for its customers. Typically, the ARLP Partnership’s customers pay the transportation costs from the mine or preparation plant to the destination, which is the standard practice in the industry. In 2006, the largest volume transporter of the ARLP Partnership’s coal shipments, including coal synfuel shipped by SSO, was the CSX railroad, which transported approximately 26.8% of its tonnage. The practices of, and rates set by, the railroad serving a particular mine or customer might affect, either adversely or favorably, the ARLP Partnership’s marketing efforts with respect to coal produced from the relevant mine.

Regulation and Laws

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

•	employee health and safety;

•	mine permits and other licensing requirements;

•	air quality standards;

•	water quality standards;

•	storage of petroleum products and substances which are regarded as hazardous under applicable laws or which, if spilled, could reach waterways or wetlands;

•	plant and wildlife protection;

•	reclamation and restoration of mining properties after mining is completed;

•	the discharge of materials into the environment;

•	storage and handling of explosives;

•	wetlands protection;

•	surface subsidence from underground mining; and

•	the effects, if any, that mining has on groundwater quality and availability.

In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for the ARLP Partnership’s coal. It is possible that new legislation or regulations may be adopted, or that existing laws or regulations may be differently interpreted or more stringently enforced, any of which could have a significant impact on the ARLP Partnership’s mining operations or its customers’ ability to use coal.

The ARLP Partnership is committed to conducting mining operations in compliance with applicable federal, state and local laws and regulations. However, because of the extensive and comprehensive nature of these regulatory requirements, it is extremely difficult for the ARLP Partnership or the coal industry in general to comply with all requirements at all times. None of the ARLP Partnership’s violations to-date have had a material impact on its operations or financial condition.

While it is not possible to quantify the costs of compliance with applicable federal and state laws and the associated regulations, those costs have been and are expected to continue to be significant. Compliance with these laws and regulations has substantially increased the cost of coal mining for all domestic coal producers. Capital expenditures for environmental matters have not been material in recent years. The ARLP Partnership has accrued for the present value estimated cost of reclamation and mine closings, including the cost of treating mine water discharge, when necessary. The accruals for reclamation and mine closing costs are based upon permit requirements and the costs and timing of reclamation and mine closing procedures. Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if the ARLP Partnership later determines these accruals to be insufficient.

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations. The ARLP Partnership may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. Meeting all requirements imposed by any of these authorities may be costly and time consuming, and may delay or prevent commencement or continuation of mining operations in certain locations. Future legislation and administrative regulations may emphasize more heavily the protection of the environment and, as a consequence, the ARLP Partnership’s activities may be more closely regulated. Future legislation and regulations, as well as differing interpretations or more stringent enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs, or cause delays, interruptions or terminations of operations, the extent and/or impact of any of which cannot be predicted.

Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under the laws and regulations described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws and regulations. Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations that have outstanding environmental violations. Although, like other coal companies, the ARLP Partnership has been cited for violations in the ordinary course of its business, it has never had a permit suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

Before commencing mining on a particular property, the ARLP Partnership must obtain mining permits and approvals by state regulatory authorities of a reclamation plan for restoring, upon the completion of mining, the mined property to its approximate prior condition, productive use or other permitted condition. Typically, the ARLP Partnership commences actions to obtain permits between 18 and 24 months before it plans to mine a new area. In the ARLP Partnership’s experience, permits generally are approved within 12 to 18 months after a completed application is submitted. Generally, the ARLP Partnership has not experienced material difficulties in obtaining mining permits in the areas where its reserves are currently located. However, the permitting process for certain mining operations has extended over several years and the ARLP Partnership cannot assure you that it will not experience difficulty or delays in obtaining mining permits in the future.

Mine Health and Safety Laws

Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act of 1969 (CMHSA) was adopted. The Federal Mine Safety and Health Act of 1977 (FMSHA), and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards of the CMHSA, and imposed comprehensive safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and other matters. MSHA monitors compliance with these federal laws and regulations. In addition, as part of the FMSHA, the Federal Black Lung Benefits Act requires payments of benefits by all businesses that conduct current mining operations to coal miners with black lung disease and to some survivors of miners who die from this disease. Most of the states where the ARLP Partnership operates also have state programs for mine safety and health regulation and enforcement. In combination, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and rigorous system for protection of employee safety and health affecting any segment of any industry, and this regulation has a significant effect on the ARLP Partnership’s operating costs. The ARLP Partnership’s competitors in all of the areas in which it operates are subject to the same laws and regulations.

Recent mining accidents resulting in fatalities in West Virginia and Kentucky have received national attention and have prompted responses at both the national and state level, leading to increased scrutiny of current industry safety practices and procedures at all mining operations. For example, on March 9, 2006, MSHA published new emergency rules on mine safety, which addressed mine safety equipment, training, and emergency reporting requirements; the rules became effective immediately upon their publication in the Federal Register. Building on MSHA’s regulatory efforts, Congress passed the Mine Improvement and New Emergency Response Act of 2006 (MINER Act), which was signed into law on June 15, 2006. The MINER Act significantly amends the FMSHA, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, MSHA published a final rule, which, among other things, revised the emergency rules to comport with the requirements of the Act. The final rule became effective on December 8, 2006. At the state level, West Virginia enacted legislation in January 2006 imposing stringent new mine safety and accident reporting requirements and increasing civil and criminal penalties for violations of mine safety laws. Other states, including Illinois, Pennsylvania, and Kentucky, have either proposed or passed similar bills and resolutions addressing mine safety practices, and it is possible that additional mine safety bills may be passed at some point in the future. Although the ARLP Partnership is unable to quantify the impact, implementing and complying with these new laws and regulations has and is expected to continue to have an adverse impact on the results of operation and financial position.

Black Lung Benefits Act

The Federal Black Lung Benefits Act (BLBA), levies a tax on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. For miners last employed as miners after 1969 and who are determined to have contracted black lung, the ARLP Partnership has self-insured the potential cost of compensating such miners using actuarially determined estimates of the cost of present and future claims. The ARLP Partnership is liable under state statutes for black lung claims.

Revised BLBA regulations took effect in January 2001, relaxing the stringent award criteria established under previous regulations and thus potentially allowing more new federal claims to be awarded and allowing previously denied claimants to re-file under the revised criteria. These regulations may also increase black lung related medical costs by broadening the scope of conditions for which medical costs are reimbursable, and increase legal costs by shifting more of the burden of proof to the employer. Moreover, Congress and state legislatures regularly consider various items of black lung legislation that, if enacted, could adversely affect the ARLP Partnership’s business, financial condition, and results of operation.

Workers’ Compensation

The ARLP Partnership is required to compensate employees for work-related injuries. Several states in which the ARLP Partnership operates consider changes in workers’ compensation laws from time to time. The ARLP Partnership generally self-insures this potential expense using actuarially determined estimates of the cost of present and future claims. For more information concerning the ARLP Partnership’s requirements to maintain bonds to secure its workers’ compensation obligations, see the discussion of surety bonds below under “—Surface Mining Control and Reclamation Act.”

Coal Industry Retiree Health Benefits Act

The Federal Coal Industry Retiree Health Benefits Act (CIRHBA) was enacted to fund health benefits for some United Mine Workers of America retirees. CIRHBA merged previously established union benefit plans into a single fund into which “signatory operators” and “related persons” are obligated to pay annual premiums for beneficiaries. The act also created a second benefit fund for miners who retired between July 21, 1992, and September 30, 1994, and whose former employers are no longer in business. Because of the ARLP Partnership’s union-free status, it is not required to make payments to retired miners under CIRHBA, with the exception of limited payments made on behalf of predecessors of MC Mining. However, in connection with the sale of the coal assets acquired by ARH in 1996, MAPCO Inc., now a wholly-owned subsidiary of The Williams Companies, Inc., agreed to retain, and be responsible for, all liabilities under CIRHBA.

Surface Mining Control and Reclamation Act

The Federal Surface Mining Control and Reclamation Act (SMCRA), establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities.

SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. SMCRA requires the ARLP Partnership to restore the surface to approximate the original contours as contemporaneously as practicable with the completion of surface mining operations. Federal law and some states impose on mine operators the responsibility for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations. The ARLP Partnership believes it is in compliance in all material respects with applicable regulations relating to reclamation.

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The Abandoned Mine Lands Tax was set to expire June 30, 2006; however, on December 20, 2006, President Bush signed into law the “Tax Relief and Health Care Act of 2006,” which, among other things, extended the Abandoned Mine Reclamation Fund provisions until September 30, 2021. This new law also reduced the tax for surface-mined and underground-mined coal to $0.315 per ton and $0.135 per ton, respectively, during fiscal years 2008 through 2012. In fiscal years 2013 through 2021, the tax for surface-mined and underground-mined coal will be reduced to $0.28 per ton and $0.12 per ton, respectively. The ARLP Partnership has accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage (AMD) control on a statewide basis.

Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators and other third parties can be imputed to other companies that are deemed, according to the regulations, to have “owned” or “controlled” the third-party violator. Sanctions against the “owner” or “controller” are quite severe and can include being blocked from receiving new permits and having any permits that have been issued since the time of the violations revoked or, in the case of civil penalties and reclamation fees, since the time those amounts became due. The ARLP Partnership is not aware of any currently pending or asserted claims against it relating to the “ownership” or “control” theories discussed above. However, the ARLP Partnership cannot assure you that such claims will not be asserted in the future.

Federal and state laws require bonds to secure the ARLP Partnership’s obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to pay certain black lung claims, and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for the ARLP Partnership and for its competitors to secure new surety bonds without the posting of partial collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to the ARLP Partnership. It is possible that surety bonds issuers may refuse to renew bonds or may demand additional collateral upon those renewals. The ARLP Partnership’s failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on the ARLP Partnership.

Air Emissions

The CAA and similar state and local laws and regulations that regulate emissions into the air, affect coal mining operations. The CAA directly impacts the ARLP Partnership’s coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and any additional measures required under the U.S. Environmental Protection Agency (EPA) laws and regulations will make it more costly to operate coal-fired power plants and, depending on the requirements of the implementation plan of the state in which each plant is located, could make coal a less attractive fuel alternative in the planning and building of power plants in the future. Any reduction in coal’s share of power generating capacity could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels.

The EPA has promulgated rules, referred to as the “Nitrogen Oxide SIP Call,” that require coal-fired power plants in 21 eastern states and Washington D.C. to make substantial reductions in nitrogen oxide emissions in an effort to reduce the impacts of ozone transport between states. Additionally, in March 2005, the EPA issued the final Clean Air Interstate Rule (CAIR), which will permanently cap nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. beginning in 2009 and 2010, respectively. CAIR requires these states to achieve the required nitrogen oxide and sulfur dioxide emission reductions by requiring power plants to either participate in an EPA-administered “cap-and-trade” program that caps these emissions in two phases, or by meeting an individual state emissions budget through measures established by the state. Similarly, in March 2005, the EPA finalized the Clean Air Mercury Rule (CAMR), which establishes a two-part, nationwide cap on mercury emissions from coal-fired power plants beginning in 2010. If fully implemented, CAMR would permit states to develop and manage their own mercury control regulations or participate in an interstate cap-and-trade program for mercury emission allowances. The CAIR and CAMR rules are the subject of ongoing litigation. If CAIR and CAMR survive the pending legal challenges, the additional costs that may be associated with the implementation of these new rules at operating coal-fired power generation facilities may render coal a less attractive fuel source.

The EPA has adopted new, more stringent national air quality standards for ozone and fine particulate matter. As a result, some states will be required to amend their existing state implementation plans to attain and maintain compliance with the new air quality standards. For example, in December 2004, the EPA designated specific areas in the United States as being in “non-attainment” regions subject to new national ambient air quality standard for fine particulate matter. In November 2005, the EPA published proposed rules addressing how states would implement plans to bring applicable non-attainment regions into compliance with the new air quality standard. Under the EPA’s proposed rulemaking, states would have until April 2008 to submit their implementation plans to the EPA for approval. Because coal mining operations and coal-fired electric generating facilities emit particulate matter, the ARLP Partnership’s mining operations and its customers could be affected when the new standards are implemented by the applicable states.

In June 2005, the EPA announced final amendments to its regional haze program originally developed in 1999 to improve visibility in national parks and wilderness areas. As part of the new rules, affected states must develop implementation plans by December 2007 that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. This program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas. In addition, this program may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Demand for the ARLP Partnership’s coal could be affected when these new standards are implemented by the applicable states.

The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities, including some of the ARLP Partnership’s customers, alleging violations of the new source review provisions of the CAA. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the new source review program. Several of these lawsuits have settled, but others remain pending. Depending on the ultimate resolution of these cases, demand for the ARLP Partnership’s coal could be affected.

Carbon Dioxide Emissions

The Kyoto Protocol to the United Nations Framework Convention on Climate Change calls for developed nations to reduce their emissions of greenhouse gases to 5% below 1990 levels by 2012. Carbon dioxide, which is a major by-product of the combustion of coal and other fossil fuels, is subject to the Kyoto Protocol. The Kyoto Protocol went into effect on February 16, 2005, for those nations that ratified the treaty.

Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate control legislation, including multiple bills introduced in the Senate that would restrict greenhouse gas emissions. Several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. For instance, California recently adopted the “California Global Warming Solutions Act of 2006,” which requires the California Air Resources Board to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020. Additionally, on November 29, 2006, the U.S. Supreme Court heard arguments in a case appealed from the U.S. Circuit Court of Appeals for the District Columbia, Massachusetts, et al. v. EPA, in which the appellate court held that the EPA had discretion under the CAA to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate control legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. Any federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which the ARLP Partnership conducts business could adversely affect the ARLP Partnership’s operations and demand for its services.

While higher prices for natural gas and oil, and improved efficiencies and new technologies for coal-fired electric power generation have helped to increase demand for the ARLP Partnership’s coal, it is possible that future federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with coal consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs for coal consumption could result in some customers switching to alternative sources of fuel, which could have a material adverse effect on the ARLP Partnership’s business, financial condition, and results of operations.

Water Discharge

The Federal Clean Water Act (CWA) and similar state and local laws and regulations affect coal mining operations by imposing restrictions on effluent discharge into waters. Regular monitoring, as well as compliance with reporting requirements and performance standards, is a precondition for the issuance and renewal of permits governing the discharge of pollutants into water. Section 404 of the CWA imposes permitting and mitigation requirements associated with the dredging and filling of wetlands and streams. The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands and streams. Although permitting requirements have been tightened in recent years, the ARLP Partnership believes it has obtained all necessary wetlands permits required under CWA Section 404 as it has traditionally been interpreted by the responsible agencies. However, mitigation requirements under existing and possible future wetlands permits may vary considerably. For that reason, the setting of post-mine reclamation accruals for such mitigation projects is difficult to ascertain with certainty. At this time, the ARLP Partnership does not anticipate any increase in such requirements or in post-mining reclamation accrual requirements. Although more stringent permitting requirements may be imposed in the future, the ARLP Partnership is not able to accurately predict the impact, if any, of such permitting requirements.

Recent federal district court decisions in West Virginia, and related litigation filed in federal district court in Kentucky, have created uncertainty regarding the future ability to obtain certain general permits authorizing the construction of valley fills for the disposal of overburden from mining operations. A July 2004 decision by the Southern District of West Virginia in Ohio Valley Environmental Coalition v. Bulen enjoined the Huntington District of the U.S. Army Corps of Engineers (Corps of Engineers) from issuing further permits pursuant to Nationwide Permit 21, which is a general permit issued by the Corps of Engineers to streamline the process for obtaining permits under Section 404 of the CWA. The Fourth Circuit Court of Appeals issued a decision on November 23, 2005, vacating the district court decision in Bulen and remanding the case to the lower court for further argument. In addition, on February 22, 2006, the Fourth Circuit Court of Appeals denied Ohio Valley Environmental Coalition’s request for a rehearing en banc. A similar lawsuit, Kentucky Riverkeeper v. Rowlette, has been filed in federal district court in Kentucky that seeks to enjoin the issuance of permits pursuant to Nationwide Permit 21 by the Louisville District of the Corps of Engineers. The ARLP Partnership does not operate any mines located within the Southern District of West Virginia and currently only utilizes Nationwide Permit 21 at one location in Indiana. In the event current or future litigation contesting the use of Nationwide Permit 21 is successful, the ARLP Partnership may be required to apply for individual discharge permits pursuant to Section 404 of the CWA in areas that would have otherwise utilized Nationwide Permit 21. Such a change could result in delays in obtaining required mining permits to conduct operations, which could in turn result in reduced production, cash flow, and profitability.

On September 22, 2005, environmental groups led by the Ohio Valley Environmental Coalition filed suit in the Federal District Court for the Southern District of West Virginia challenging the Corps of Engineers’ authority to issue CWA Section 404 discharge permits for certain mountaintop mining projects. The case, styled Ohio Valley Environmental Coalition v. United States Army Corps of Engineers, alleges that the Corps of Engineers generally acted arbitrarily and capriciously in issuing certain Section 404 permits to operators engaged in mountaintop mining operations. On February 1, 2006, the plaintiffs moved to amend their pleadings to seek a preliminary injunction that would void the Corps of Engineers’ approval of three particular CWA Section 404 permits issued to operators. Although the ARLP Partnership’s mining operations are not implicated in this particular litigation, it is possible that similar litigation affecting the Corps of Engineers’ ability to issue CWA permits could adversely affect the ARLP Partnership’s results of operation and financial position.

Each state is required to submit to the EPA their biennial CWA Section 303(d) lists identifying all waterbodies not meeting state specified water quality standards. For each listed waterbody, the state is required to begin developing a Total Maximum Daily Load (TMDL) to:

•	determine the maximum pollutant loading the waterbody can assimilate without violating water quality standards;

•	identify all current pollutant sources and loadings to that waterbody;

•	calculate the pollutant loading reduction necessary to achieve water quality standards; and

•	establish a means of allocating that burden among and between the point and non-point sources contributing pollutants to the waterbody.

The ARLP Partnership is currently participating in stakeholders meetings and in negotiations with states and the EPA to establish reasonable TMDLs that will accommodate expansion of the ARLP Partnership’s operations. These and other regulatory developments may restrict the ARLP Partnership’s ability to develop new mines, or could require its customers or the ARLP Partnership to modify existing operations, the extent of which it cannot accurately or reasonably predict.

The Federal Safe Drinking Water Act (SDWA) and its state equivalents affect coal mining operations by imposing requirements on the underground injection of fine coal slurry, fly ash, and flue gas scrubber sludge, and by requiring permits to conduct such underground injection activities. The inability to obtain these permits could have a material impact on the ARLP Partnership’s ability to inject such materials into the inactive areas of some of its old underground mine workings.

In addition to establishing the underground injection control program, the SDWA also imposes regulatory requirements on owners and operators of “public water systems.” This regulatory program could impact the ARLP Partnership’s reclamation operations where subsidence or other mining-related problems require the provision of drinking water to affected adjacent homeowners. However, it is unlikely that any of the ARLP Partnership’s reclamation activities would fall within the definition of a “public water system.” While the ARLP Partnership has several drinking water supply sources for its employees and contractors that are subject to SDWA regulation, the SDWA is unlikely to have a material impact on its operations.

Hazardous Substances and Wastes

The Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), otherwise known as the “Superfund” law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for the release of hazardous substances may be subject to joint and several liability under CERCLA for the costs of cleaning up the hazardous substances released into the environment and for damages to natural resources. Some products used in coal mining operations generate waste containing hazardous substances. The ARLP Partnership is currently unaware of any material liability associated with the release or disposal of hazardous substances from its past or present mine sites.

The Federal Resource Conversation and Recovery Act (RCRA) and corresponding state laws regulating hazardous waste affect coal mining operations by imposing requirements for the generation, transportation, treatment, storage, disposal, and cleanup of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. While these laws impose ongoing compliance obligations, such costs are not believed to have a material impact on the ARLP Partnership’s operations.

In 2000, the EPA declined to impose hazardous waste regulatory controls on the disposal of some coal combustion by-products (CCB), including the practice of using CCB as mine fill. However, under pressure from environmental groups, the EPA has continued evaluating the possibility of placing additional solid waste burdens on the disposal of such materials. On March 1, 2006, the National Academy of Sciences released a report commissioned by Congress that studied CCB mine filling practices and recommended federal regulatory oversight of CCB mine filling under either SMCRA or the non-hazardous waste provisions of RCRA. It is unclear at this time how federal regulators will view this report or whether they will propose federal regulations under either SMCRA or RCRA. As a result, although the ARLP Partnership believes the beneficial uses of CCB that it employs do not constitute poor environmental practices, it is not currently possible to assess how any such regulations would impact the ARLP Partnership’s operations.

Other Environmental, Health And Safety Regulation

In addition to the laws and regulations described above, the ARLP Partnership is subject to regulations regarding underground and above ground storage tanks in which it may store petroleum or other substances. Some monitoring equipment that the ARLP Partnership uses is subject to licensing under the Federal Atomic Energy Act. Water supply wells located on the ARLP Partnership’s properties are subject to federal, state, and local regulation.

The Federal Safe Explosives Act (SEA) applies to all users of explosives. Knowing or willful violations of SEA may result in fines, imprisonment, or both. In addition, violations of SEA may result in revocation of user permits and seizure or forfeiture of explosive materials.

The costs of compliance with these requirements should not have a material adverse effect on the ARLP Partnership’s business, financial condition or results of operations.

Employees

To conduct the ARLP Partnership’s operations, MGP and its affiliates employ approximately 2,500 employees, including approximately 130 corporate employees and approximately 2,370 employees involved in active mining operations. The ARLP Partnership’s work-force is entirely union-free. The ARLP Partnership believes that relations with its employees are generally good.

ITEM 1A.	RISK FACTORS

Risks Inherent in an Investment in Us

Our only assets are our partnership interests in ARLP and therefore our operating cash flow is completely dependent upon the ability of ARLP to make distributions to its partners.

The amount of cash that ARLP can distribute to its partners, including us, each quarter principally depends on the amount of cash it generates from its operations, which fluctuates from quarter to quarter based on, among other things:

•	the amount of coal the ARLP Partnership is able to produce from its properties;

•	the price at which the ARLP Partnership is able to sell coal, which is affected by the supply of and demand for domestic and foreign coal;

•	the level of the ARLP Partnership’s operating costs;

•	weather conditions;

•	the proximity to and capacity of transportation facilities;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	the effect of worldwide energy conservation measures; and

•	prevailing economic conditions.

In addition, the actual amount of cash that ARLP will have available for distribution will depend on other factors, including:

•	the level of capital expenditures it makes;

•	the sources of cash used to fund its acquisitions, if any;

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;

•	fluctuations in its working capital needs;

•	the ability of ARLP to borrow under its credit agreement to make distributions to its unitholders; and

•	the amount, if any, of cash reserves established by MGP for the proper conduct of ARLP’s business.

Because of these factors, ARLP may not have sufficient available cash each quarter to continue paying distributions at the current level or at all. Furthermore, the amount of cash that ARLP has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowing, and is not solely a function of profitability, which will be affected by non-cash items. As a result, ARLP may be able to make cash distributions during periods when it records losses and may be unable to make cash distributions during periods when it records net income. Please read “-Risk Related to Alliance Resource Partners’ Business” for a discussion of further risks affecting ARLP’s ability to generate distributable cash flow.

In the future, we may not have sufficient cash to pay distributions at our current quarterly distribution level or to increase distributions.

The source of our earnings and cash flow consists of cash distributions from ARLP. Therefore, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions ARLP makes to its partners. We cannot assure you that ARLP will continue to make quarterly distributions at its current level or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if ARLP increases or decreases distributions to us, the timing and amount of such increased or decreased distributions, if any, will not necessarily be comparable to the timing and amount of the increase or decrease in distributions made by ARLP to us.

Our ability to distribute cash received from ARLP to our unitholders is limited by a number of factors, including:

•	interest expense and principal payments on our indebtedness;

•	restrictions on distributions contained in any current or future debt agreements;

•	our general and administrative expenses;

•	expenses of our subsidiaries other than ARLP, including tax liabilities of our corporate subsidiaries, if any;

•

reserves necessary for us to make the necessary capital contributions to maintain our 1.98% general partner interest in ARLP as required by the partnership agreement of ARLP upon the issuance of additional partnership securities by ARLP; and

•	reserves our general partner believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions.

We cannot guarantee that in the future we will be able to pay distributions or that any distributions we do make will be at or above our current quarterly distribution level. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner. We do not have any subordinated units, which would have their distributions reduced before distributions to the common units are reduced.

ARLP’s general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate ARLP’s growth strategy. Our general partner’s board of directors can give this consent without a vote of our unitholders.

We own ARLP’s managing general partner, which owns the incentive distribution rights in ARLP that entitle us to receive increasing percentages, up to a maximum of 48%, of any cash distributed to ARLP, as certain target distribution levels are reached in excess of $0.275 per ARLP unit in any quarter. The incentive distribution rights currently participate at the maximum 48% target cash distribution level. A substantial portion of the cash flow we receive from ARLP is provided by these incentive distribution rights. ARLP’s board of directors may reduce the incentive distribution rights payable to us with our consent, which we may provide without the approval of our unitholders.

A reduction in ARLP’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

Our ownership of the incentive distribution rights in ARLP entitles us to receive specified percentages of total cash distributions made by ARLP with respect to any particular quarter only in the event that ARLP distributes more than $0.275 per unit for such quarter. As a result, the holders of ARLP’s common units have a priority over the holders of ARLP’s incentive distribution rights to the extent of cash distributions by ARLP up to and including $0.275 per unit for any quarter.

Our incentive distribution rights entitle us to receive increasing percentages, up to 48%, of all cash distributed by ARLP. Because the incentive distribution rights currently participate at the maximum 48% target cash distribution level, future growth in distributions we receive from ARLP will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

Furthermore, a decrease in the amount of distributions by ARLP to less than $0.375 per common unit per quarter would reduce MGP’s percentage of the incremental cash distributions above $0.3125 per common unit per quarter from 48% to 23%. As a result, any such reduction in quarterly cash distributions from ARLP would disproportionately reduce the amount of all distributions that we receive from ARLP as compared to the impact on the holders of common units only.

Restrictions in future financing agreements could limit our ability to make distributions to our unitholders, borrow additional funds or capitalize on business opportunities.

There are no material operating or financial restrictions or covenants in our existing credit facility with C-Holdings, LLC (C-Holdings). However, any future credit facility could include such provisions and our ability to comply with them may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with any such restrictions or covenants could have significant consequences, such as causing a significant portion of the indebtedness under such a facility to become immediately due and payable or our lenders’ commitment to make further loans to us under such facility to terminate. We might not have, or be able to obtain, sufficient funds to make such payments.

Our payment of principal and interest on any future indebtedness will reduce our cash available for distribution on our units. In addition, any future levels of indebtedness may:

•	adversely affect our ability to obtain additional financing for future operations or capital needs;

•	limit our ability to pursue acquisitions and other business opportunities; or

•	make our results of operations more susceptible to adverse economic or operating conditions.

For more information regarding our credit facility, please read “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Debt Obligations.”

Our unitholders do not elect our general partner or vote on our general partner’s officers or directors. Certain current and former members of management and their affiliates currently own 79.97% of our units, a sufficient number to block any attempt to remove our general partner.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders do not have the ability to elect our general partner or the officers or directors of our general partner. The board of directors of our general partner, including our independent directors, is chosen by the members of our general partner.

Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least  2/3rds of our outstanding units. Because certain current and former members of our management and their affiliates currently own 79.97% of our outstanding common units, it will be particularly difficult for our general partner to be removed without their consent. As a result, the price at which our units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

We may issue an unlimited number of limited partner interests without the consent of our unitholders, which will dilute your ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level.

At any time we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders on terms and conditions established by our general partner. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished;

•	the ratio of taxable income to distributions may increase; and

•	the market price of the common units may decline.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public markets, including sales by our existing unitholders.

Sales by any of our existing unitholders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

Control of our general partner and the incentive distribution rights in ARLP may be transferred to a third-party without unitholder consent.

Our general partner may transfer its general partner interest in us to a third-party in a merger or in a sale of its equity securities without the consent of our unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of the owner of our general partner to sell or transfer all or part of its ownership interest in our general partner to a third-party. The new owner or owners of our general partner would then be in a position to replace the directors and officers of our general partner and control the decisions made and actions taken by its board of directors and officers. In addition, the owner of our general partner controls MGP, the owner of the incentive distribution rights in ARLP. Control of MGP can likewise be transferred to a third-party without unitholder consent.

Our ability to sell our partnership interests in ARLP may be limited by securities law restrictions and liquidity constraints.

Of the 15,544,169 common units of ARLP that we own, 6,422,531 common units are unregistered, restricted securities within the meaning of Rule 144 under the Securities Act of 1933 (Securities Act). Unless we exercise our registration rights with respect to these common units, we are limited to selling into the market in any three-month period an amount of ARLP common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. We face contractual limitations on our ability to sell our general partner interest and incentive distribution rights and the market for such interests is illiquid.

We depend on the leadership and involvement of Joseph W. Craft III and other key personnel for the success of our and ARLP’s business.

We depend on the leadership and involvement of Joseph W. Craft III, our President and Chief Executive Officer. Mr. Craft has been integral to the success of ARLP and us due in part to his ability to identify and develop internal growth projects and accretive acquisitions, make strategic decisions and attract and retain key personnel. The loss of his leadership and involvement or the services of any members of our or ARLP’s senior management team could have a material adverse effect on the business, financial condition and results of operations of us and ARLP.

Several key personnel, including Messrs. Craft, Charles R. Wesley, Thomas M. Wynne and former employees Thomas L. Pearson and Gary J. Rathburn, received substantial amounts of the proceeds from our IPO in May 2006. Mr. Rathburn retired and Mr. Pearson resigned. As a result of these cash payments, there is an increased risk that other key personnel will retire or resign in the future.

Your liability as a limited partner may not be limited, and our unitholders may have to repay distributions or make additional contributions to us under certain circumstances.

As a limited partner in a partnership organized under Delaware law, you could be held liable for our obligations to the same extent as a general partner if you participate in the “control” of our business. Our general partner generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. Additionally, the limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in many jurisdictions.

Under certain circumstances, our unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, neither we nor ARLP may make a distribution to our unitholders if the distribution would cause our or ARLP’s respective liabilities to exceed the fair value of our respective assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the partnership for the distribution amount. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

If in the future we cease to manage and control ARLP, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage and control ARLP and are deemed to be an investment company under the Investment Company Act of 1940 because of our ownership of ARLP partnership interests, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Commission or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates.

The price of our common units may be volatile, and the trading market for our common units may not provide you with adequate liquidity.

The market price of our common units could be subject to significant fluctuations. The following factors could affect our common unit price:

•	ARLP’s operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as distributable cash flow per unit, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation by the press or investment community;

•	sales of our common units by our unitholders;

•	actions by our existing unitholders prior to their disposition of our common units;

•	announcements by ARLP or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, securities offerings or capital commitments;

•	general market conditions; and

•	domestic and international economic, legal and regulatory factors related to ARLP’s performance.

The equity markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common units. In addition, potential investors may be deterred from investing in our common units for various reasons, including the very limited number of publicly traded entities whose assets consist almost exclusively of partnership interests in a publicly traded partnership. The lack of liquidity may also contribute to significant fluctuations in the market price of our common units and limit the number of investors who are able to buy our common units.

Our common units and ARLP’s common units may not trade in simple relation or proportion to one another. Instead, while the trading prices of our common units and ARLP’s common units are likely to follow generally similar broad trends, the trading prices may diverge because, among other things:

•	ARLP’s cash distributions to its common unitholders have a priority over distributions on its incentive distribution rights;

•	AHGP participates in the incentive distribution rights in ARLP while ARLP’s common unitholders do not; and

•	AHGP may enter into other businesses separate and apart from ARLP or any of its affiliates.

Our partnership agreement restricts the rights of unitholders owning 20% or more of our units.

Our unitholders’ voting rights are restricted by the provision in our partnership agreement generally providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of our management. As a result, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

ARLP may issue additional units, which may increase the risk that ARLP will not have sufficient available cash to maintain or increase its per unit distribution level.

ARLP has wide latitude to issue additional units on terms and conditions established by its managing general partner, including units that rank senior to the ARLP common units and the incentive distribution rights as to quarterly cash distributions. The payment of distributions on those additional units may increase the risk that ARLP may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders. To the extent these units are senior to the common units or the incentive distribution rights, there is an increased risk that we will not receive the same level or increased distributions on the common units and incentive distribution rights. Neither the common units nor the incentive distribution rights are entitled to any arrearages from prior quarters.

Risks Related to Conflicts of Interest

Conflicts of interest exist and may arise in the future among us, ARLP and our respective general partners and affiliates. Future conflicts of interest may arise among us and the entities affiliated with any general partner interests we acquire or among ARLP and such entities. For a further discussion of conflicts of interest that may arise, please read “Certain Relationships and Related Party Transactions—Shared Services Agreement.”

Although we control ARLP through our ownership of ARLP’s managing general partner, ARLP’s managing general partner owes fiduciary duties to ARLP and ARLP’s unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including ARLP’s managing general partner, on the one hand, and ARLP and its limited partners, on the other hand. The directors and officers of ARLP’s managing general partner have fiduciary duties to manage ARLP in a manner beneficial to us, its owner. At the same time, ARLP’s managing general partner has a fiduciary duty to manage ARLP in a manner beneficial to ARLP and its limited partners. The board of directors of MGP will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

For example, conflicts of interest may arise in the following situations:

•	the allocation of shared overhead expenses to ARLP and us;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and ARLP, on the other hand;

•	the determination and timing of the amount of cash to be distributed to ARLP’s partners and the amount of cash to be reserved for the future conduct of ARLP’s business;

•	the decision as to whether ARLP should make acquisitions, and on what terms;

•

the determination of whether ARLP should use cash on hand, borrow or issue equity to raise cash to finance acquisition or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions to ARLP’s partners or otherwise; and

•	any decision we make in the future to engage in business activities independent of, or in competition with, ARLP.

The fiduciary duties of our general partner’s officers and directors may conflict with those of ARLP’s general partner’s officers and directors.

Our general partner’s officers and directors have fiduciary duties to manage our business in a manner beneficial to us and our partners. However, all of our general partner’s executive officers also serve as executive officers of MGP. In addition, our general partner’s non-independent director and one of our independent directors also serve as directors of MGP. As a result, these executive officers and directors have fiduciary duties to manage the business of ARLP in a manner beneficial to ARLP and its partners. Consequently, these directors and officers may encounter situations in which their fiduciary obligations to ARLP, on one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

If we are presented with certain business opportunities, ARLP will have the first right to pursue such opportunities.

Pursuant to an agreement among ARLP, SGP, MGP, ARH, Alliance Resource Holdings II, Inc. (ARH II), AMH II, LLC (AMH II), Alliance Management Holdings, LLC (AMH), our general partner and us, among others, (referred to as the omnibus agreement), we have agreed to certain business opportunity arrangements to address potential conflicts that may arise between us and ARLP. If a business opportunity in respect of any coal mining, marketing and transportation assets is presented to us, our general partner or ARLP or its general partners, then ARLP will have the first right to acquire such assets. The omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises us that it has abandoned the pursuit of such business opportunity, and we may not pursue the acquisition of such assets prior to that time.

ARLP and affiliates of our general partner are not limited in their ability to compete with us, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses which in turn could adversely affect our results of operations and cash available for distribution to our unitholders.

Neither our partnership agreement nor the omnibus agreement will prohibit ARLP or affiliates of our general partner from owning assets or engaging in businesses that compete directly or indirectly with us or one another. In addition, ARLP and its affiliates or affiliates of our general partner, may acquire, construct or dispose of additional assets related to the mining, marketing and transportation of coal or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. As a result, competition among these entities could adversely impact ARLP’s or our results of operations and cash available for distribution.

Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner and its affiliates have limited fiduciary duties to us and our unitholders, which may permit them to favor their own interests to the detriment of us and our unitholders.

Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following:

•

Our general partner is allowed to take into account the interests of parties other than us, including ARLP and its affiliates and any other businesses acquired in the future, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

•

Our general partner has limited its liability and reduced its fiduciary duties under the terms of our partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duties. As a result of purchasing our units, unitholders consent to various actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•

Our general partner determines the amount and timing of our investment transactions, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available for distribution to our unitholders.

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.

•

Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such payments or additional contractual arrangements are fair and reasonable to us.

•	Our general partner controls the enforcement of obligations owed to us by it and its affiliates.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

The president and chief executive officer of both our general partner and ARLP’s managing general partner effectively controls us and ARLP through his control of our general partner and ARLP’s managing general partner.

Joseph W. Craft III, the president and chief executive officer of both our general partner and ARLP’s managing general partner, controls ARLP’s managing general partner, owns a majority of the outstanding interests of the parent of SGP and owns or controls 43.58% of ARLP’s common units. Mr. Craft also holds, directly or indirectly or may be deemed to be the beneficial owner of, 79.95% of our common units. These interests give Mr. Craft substantial control over our and ARLP’s business and operations and the ability to control the outcome of many matters that require unitholder approval. Mr. Craft is not restricted from disposing of all or a part of his equity interests in our general partner, in ARLP’s managing general partner or in the indirect parent of ARLP’s special general partner.

Our partnership agreement limits our general partner’s fiduciary duties to us and our unitholders and restricts the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•

permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of our partnership or amendment to our partnership agreement;

•

provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decisions were in the best interests of our partnership;

•

generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the audit and conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships among the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•

provides that in resolving conflicts of interest, it will be presumed that in making its decision our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

•

provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.

In order to become a limited partner of our partnership, our unitholders are required to agree to be bound by the provisions in the partnership agreement, including the provisions discussed above.

Our general partner has a limited call right that may require you to sell your units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 85% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Certain members of management and their affiliates currently own approximately 79.97% of our common units.

Risks Related to ARLP’s Business

Because our cash flow consist exclusively of distributions from ARLP, risks to the ARLP Partnership’s business are also risks to us. We have set forth below many of the risks to ARLP’s business or results of operations, the occurrence of which could negatively impact the ARLP Partnership’s financial performance and decrease the amount of cash it is able to distribute to us, thereby decreasing the amount of cash we have available for distribution to our unitholders.

A substantial or extended decline in coal prices could negatively impact the ARLP Partnership’s results of operations.

The prices the ARLP Partnership receives for its production depends upon factors beyond its control, including:

•	the supply of and demand for domestic and foreign coal;

•	the price and availability of alternative fuels;

•	weather conditions;

•	the proximity to, and capacity of, transportation facilities;

•	worldwide economic conditions;

•	domestic and foreign governmental regulations and taxes; and

•	the effect of worldwide energy conservation measures.

A substantial or extended decline in coal prices could materially and adversely affect the ARLP Partnership by decreasing its revenues in the event that it is not otherwise protected pursuant to the specific terms of its coal supply agreements.

A material amount of the ARLP Partnership’s net income and cash flow is dependent on its continued ability to realize direct or indirect benefits from federal income tax credits such as non-conventional source fuel tax credits. If the benefit to the ARLP Partnership from any of these tax credits is materially reduced, it could negatively impact the ARLP Partnership’s results of operations and reduce its cash available for distributions. The non-conventional source fuel tax credit is scheduled to expire on December 31, 2007.

In 2006, the ARLP Partnership derived a material amount of its net income under long-term synfuel-related agreements with SSO, PCIN and Mt. Storm Coal Supply (see discussions under “Warrior Complex,” “Gibson Complex” and “Mettiki (WV)” in Item 1, Business). These agreements are dependent on the ability of the synfuel facility’s owner to use certain qualifying federal income tax credits available to the facility and are subject to early cancellation in certain circumstances, including in the event that these synfuel tax credits become unavailable to the owner. In 2006, the incremental benefit to the ARLP Partnership from these synfuel-related agreements was approximately $26.4 million. If, because of budgetary shortfalls or any other reason, the federal government was to significantly reduce or eliminate synfuel tax credits, it could negatively impact the ARLP Partnership’s results of operations and reduce its cash available for distributions.

Non-conventional source fuel tax credits are subject to a pro-rata phase-out or reduction if the annual average wellhead price per barrel for all domestic crude oil (the reference price) as determined by the Secretary of the Treasury exceeds certain levels. The reference price is not subject to regulation by the United States Government. The reference price for a calendar year is typically published in April of the following year. For example, for qualified fuel sold during the 2005 calendar year, the reference price was $50.26. The pro-rata reduction of non-conventional source fuel tax credits for 2005 would have begun if the reference price was approximately $53.00 per barrel, with a complete phase-out or reduction of non-conventional synfuel tax credits if the reference price reached approximately $69.00 per barrel. In 2006, SSO, PCIN and Mt. Storm Coal Supply temporarily suspended operation of the synfuel facilities located at the Warrior, Gibson, and Mettiki complexes as a result of the increase in the wellhead price of domestic crude oil. During the suspension periods, the ARLP Partnership sold coal directly to the customers of SSO, PCIN and Mt. Storm Coal Supply under “back up” coal supply agreements. While these suspensions had no material impact on the ARLP Partnership’s results of operations in 2006, the ARLP Partnership could experience a material reduction of revenues associated with non-conventional source fuel facilities in the future if non-conventional source fuel tax credits become unavailable to the owners of the non-conventional source fuel facilities it services as a result of the rise in the wellhead price per barrel of crude oil above specified levels. The non-conventional synfuel tax credit is scheduled to expire on December 31, 2007.

A loss of the benefit from state tax credits may adversely affect the ARLP Partnership’s ability to pay its quarterly distribution

Several states in which the ARLP Partnership operates or its utility customers reside have established a statutory framework for tax credits against income, franchise, or severance taxes, which have benefited, directly or indirectly, coal operators or customers purchasing coal mine production from within the applicable state. The state statutes authorizing these tax credits are scheduled to expire in accordance with their term provisions. Furthermore, these state statutes or the ARLP Partnership’s ability to benefit, directly or indirectly, from them may be subject to challenge by third parties. One of the states in which the ARLP Partnership operates, Maryland, has established a statutory framework for tax credits against income or franchise taxes that have benefited, directly or indirectly, coal operators or customers purchasing coal produced from mines within that state. In 2006, the indirect benefit of the Maryland tax credit to the ARLP Partnership was approximately $7.3 million. Although this credit is not set to expire by its terms in the near future, recent legislative and interpretive changes, as well as the ARLP Partnership’s reduced coal production in Maryland, likely will delay and reduce the amount of the benefit, if any, of the tax credit to the ARLP Partnership in 2007. In addition, legislation may be proposed in the future that would eliminate this credit. If the Maryland statutes expire or any challenges are successful, the ARLP Partnership would lose the benefits of these credits. Therefore, if the ARLP Partnership’s operations do not produce increased cash flow sufficient to replace any lost benefits, the ARLP Partnership’s cash available for distribution could be adversely affected.

Competition within the coal industry may adversely affect the ARLP Partnership’s ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

The ARLP Partnership competes with other large coal producers and hundreds of small coal producers in various regions of the United States for domestic sales. The industry has undergone significant consolidation over the last decade. This consolidation has led to several competitors having significantly larger financial and operating resources than the ARLP Partnership has. In addition, the ARLP Partnership competes to some extent with western surface coal mining operations that have a much lower per ton cost of production and produce low-sulfur coal. Over the last 20 years, growth in production from western coal mines has substantially exceeded growth in production from the east. Declining prices from an oversupply of coal in the market could reduce the ARLP Partnership’s revenues and its cash available for distribution.

Any change in consumption patterns by utilities away from the use of coal could affect the ARLP Partnership’s ability to sell the coal it produces.

Some power plants are fueled by natural gas because of the cheaper construction costs compared to coal-fired plants and because natural gas is a cleaner burning fuel. The domestic electric utility industry accounts for approximately 90% of domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as hydroelectric power, and environmental and other governmental regulations. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact the ARLP Partnership’s results of operations and reduce its cash available for distribution.

From time to time conditions in the coal industry may make it more difficult for the ARLP Partnership to extend existing or enter into new long-term coal supply agreements. This could affect the stability and profitability of the ARLP Partnership’s operations.

A substantial decrease in the amount of coal sold by the ARLP Partnership pursuant to long-term contracts would reduce the certainty of the price and amounts of coal sold and subject its revenue stream to increased volatility. If that were to happen, changes in spot market coal prices would have a greater impact on the ARLP Partnership’s results, and any decreases in the spot market price for coal could adversely affect its profitability and cash flow. In 2006, the ARLP Partnership sold approximately 91.7% of its sales tonnage under contracts having a term greater than one year. The ARLP Partnership refers to these contracts as long-term contracts. Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions may make it more difficult for the ARLP Partnership to enter into long-term contracts with its electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, the ARLP Partnership may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire.

Some of the ARLP Partnership’s long-term coal supply agreements contain provisions allowing for the renegotiation of prices and, in some instances, the termination of the contract or the suspension of purchases by customers.

Some of the ARLP Partnership’s long-term contracts contain provisions that allow for the purchase price to be renegotiated at periodic intervals. These price reopener provisions may automatically set a new price based on the prevailing market price or, in some instances, require the parties to the contract to agree on a new price. Any adjustment or renegotiation leading to a significantly lower contract price could adversely affect the ARLP Partnership’s operating profit margins. Accordingly, long-term contracts may provide only limited protection during adverse market conditions. In some circumstances, failure of the parties to agree on a price under a reopener provision can also lead to early termination of a contract.

Several of the ARLP Partnership’s long-term contracts also contain provisions that allow the customer to suspend or terminate performance under the contract upon the occurrence or continuation of certain specified events. These events are called “force majeure” events. Some of these events that are specific to the coal industry include:

•	the ARLP Partnership’s inability to deliver the quantities or qualities of coal specified;

•	changes in the CAA rendering use of the ARLP Partnership’s coal inconsistent with the customer’s pollution control strategies; and

•	the occurrence of events beyond the reasonable control of the affected party, including labor disputes, mechanical malfunctions and changes in government regulations.

In addition, certain contracts are terminable as a result of events that are beyond the ARLP Partnership’s control. For example, the ARLP Partnership has entered into agreements with several coal synfuel facilities to provide coal feedstock and other services. Each of these agreements provides for early cancellation in the event federal synfuel tax credits become unavailable or upon the termination of associated coal synfuel sales contracts between the facility and the ARLP Partnership’s customers. In the event of early termination of any of the ARLP Partnership’s long-term contracts, if the ARLP Partnership is unable to enter into new contracts on similar terms its business, financial condition and results of operations could be adversely affected.

Extensive environmental laws and regulations affect coal consumers, which have corresponding effects on the demand for the ARLP Partnership’s coal as a fuel source.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of the ARLP Partnership’s coal. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. A substantial portion of the ARLP Partnership’s coal has a high sulfur content, which may result in increased sulfur dioxide emissions when combusted. Accordingly, these laws and regulations may affect demand and prices for the ARLP Partnership’s low- and high-sulfur coal. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. As a result of these current and proposed laws, regulations and regulatory initiatives, electricity generators may elect to switch to other fuels that generate less of these emissions, possibly further reducing demand for the ARLP Partnership’s coal. Please read “Regulation and Laws—Air Emissions” and “Regulations and Laws—Carbon Dioxide Emissions.”

The ARLP Partnership depends on a few customers for a significant portion of its revenues, and the loss of one or more significant customers could affect the ARLP Partnership’s ability to maintain the sales volume and price of the coal it produces.

During 2006, the ARLP Partnership derived approximately 29.9% of its total revenues from two customers, which individually accounted for 10% or more of its 2006 total revenues. If the ARLP Partnership were to lose any of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to change the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from the ARLP Partnership, it could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

Litigation resulting from disputes with the ARLP Partnership’s customers may result in substantial costs, liabilities and loss of revenues.

From time to time the ARLP Partnership has disputes with its customers over the provisions of long-term coal supply contracts relating to, among other things, coal pricing, quality, quantity and the existence of specified conditions beyond the ARLP Partnership’s control that suspend performance obligations under the particular contract. Disputes may occur in the future and the ARLP Partnership may not be able to resolve those disputes in a satisfactory manner.

The ARLP Partnership’s profitability may decline due to unanticipated mine operating conditions and other events that are not within its control and that may not be fully covered under its insurance policies.

The ARLP Partnership’s mining operations are influenced by changing conditions or events that can affect production levels and costs at particular mines for varying lengths of time and, as a result, can diminish the ARLP Partnership’s profitability.

These conditions and events include, among others:

•	fires;

•	mining and processing equipment failures and unexpected maintenance problems;

•	prices for fuel, steel, explosives and other supplies;

•	fines and penalties incurred as a result of alleged violations of environmental and safety laws and regulations;

•	variations in thickness of the layer, or seam, of coal;

•	amounts of overburden, partings, rock and other natural materials;

•	weather conditions, such as heavy rains and flooding;

•	accidental mine water discharges and other geological conditions;

•	employee injuries or fatalities;

•	labor-related interruptions;

•	inability to acquire mining rights or permits; and

•	fluctuations in transportation costs and the availability or reliability of transportation.

These conditions have had, and can be expected in the future to have, a significant impact on the ARLP Partnership’s operating results. For example, during the past three years, three loss incidents have occurred at the ARLP Partnership mine complexes. For details on these incidents and their negative effect on ARLP’s results of operations, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pattiki Vertical Belt Incident,” “—MC Mining Fire Incident” and “—Dotiki Fire Incident.” Prolonged disruption of production at any of the ARLP Partnership’s mines would result in a decrease in its revenues and profitability, which could be material. Decreases in the ARLP Partnership’s profitability as a result of the factors described above could materially adversely impact its quarterly or annual results.

The ARLP Partnership carries commercial (including business interruption and extra expense) property insurance policies; however, these risks may not be fully covered by these insurance policies. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry and the ARLP Partnership’s recent insurance claims history (e.g., MC Mining Fire Incident and Dotiki Fire Incident). As a result, in conjunction with the September 2006 renewal of the ARLP Partnership’s property and casualty insurance policies, the ARLP Partnership elected to retain a participating interest along with its insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program. The 14.7% participation rate for this year’s renewal exceeds the approximate 10% participation level from last year. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which as a result of its level of participation in the commercial property program, could have a material adverse effect on its business, financial conditions, results of operations and ability to purchase property insurance in the future. For additional information on the ARLP Partnership’s property and casualty insurance program, please “Item 8. Financial Statements and Supplementary Data – Note 19. Commitments and Contingencies, Other.”

A shortage of skilled labor may make it difficult for the ARLP Partnership to maintain labor productivity and competitive costs and could adversely affect its profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least one year of experience and proficiency in multiple mining tasks. In recent years, a shortage of trained coal miners has caused the ARLP Partnership to operate certain mining units without full staff, which decreases its productivity and increases its costs. This shortage of trained coal miners is the result of a significant percentage of experienced coal miners reaching the age for retirement, combined with the difficulty of attracting new workers to the coal industry. Thus, this shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could have an adverse impact on the ARLP Partnership’s labor productivity and costs and its ability to expand production in the event there is an increase in the demand for its coal, which could adversely affect its profitability.

Although none of the ARLP Partnership’s employees are members of unions, its work force may not remain union-free in the future.

None of the ARLP Partnership’s employees are represented under collective bargaining agreements. However, all of the ARLP Partnership’s work force may not remain union-free in the future. If some or all of the ARLP Partnership’s currently union-free operations were to become unionized, it could adversely affect its productivity and increase the risk of work stoppages at its mining complexes. In addition, even if the ARLP Partnership remains union-free, its operations may still be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against the ARLP Partnership’s operations.

The ARLP Partnership may be unable to obtain and renew permits necessary for its operations, which could reduce its production, cash flow and profitability.

Mining companies must obtain numerous governmental permits or approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining. The permitting rules are complex and can change over time. The public has the right to comment on permit applications and otherwise participate in the permitting process, including through court intervention. Accordingly, permits required by the ARLP Partnership to conduct its operations may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict its ability to economically conduct its mining operations. Limitations on the ARLP Partnership’s ability to conduct its mining operations due to the inability to obtain or renew necessary permits or similar approvals could reduce its production, cash flow and profitability. Please read “Regulations and Laws—Mining Permits and Approvals.”

Lawsuits filed in the federal Southern District of Western Virginia and in the federal Eastern District of Kentucky have sought to enjoin the issuance of permits pursuant to Nationwide Permit 21, which is a general permit issued by the Corps of Engineers to streamline the process for obtaining permits under Section 404 of the CWA. In the event current or future litigation contesting the use of Nationwide Permit 21 is successful, the ARLP Partnership may be required to apply for individual discharge permits pursuant to Section 404 of the CWA in areas that would have otherwise utilized Nationwide Permit 21. Such a change could result in delays in obtaining required mining permits to conduct operations, which could in turn result in reduced production, cash flow and profitability. Please read “Regulations and Laws – Water Discharge.”

Fluctuations in transportation costs and the availability or reliability of transportation could reduce revenues by causing the ARLP Partnership to reduce its production or by impairing its ability to supply coal to its customers.

Transportation costs represent a significant portion of the total cost of coal for the ARLP Partnership’s customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make the ARLP Partnership’s coal production less competitive than coal produced from other sources. Conversely , significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. For instance, difficulty in coordinating the many eastern coal loading facilities, the large number of small shipments, the steeper average grades of the terrain and a more unionized workforce are all issues that combine to make coal shipments originating in the eastern United States inherently more expensive on a per-mile basis than coal shipments originating in the western United States. Historically, high coal transportation rates from the western coal producing areas into certain eastern markets limited the use of western coal in those markets. Lower or higher rail rates from the western coal producing areas to markets served by eastern U.S. coal producers have created major competitive challenges, as well as opportunities for eastern coal producers. In the event of lower transportation costs, the increased competition could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

Some of the ARLP Partnership’s mines depend on a single transportation carrier or a single mode of transportation. Disruption of any of these transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could temporarily impair the ARLP Partnership’s ability to supply coal to its customers. The ARLP Partnership’s transportation providers may face difficulties in the future that may impair its ability to supply coal to its customers, resulting in decreased revenues.

If there are disruptions of the transportation services provided by the ARLP Partnership’s primary rail or barge carriers that transport its coal and the ARLP Partnership is unable to find alternative transportation providers to ship its coal, the ARLP Partnership’s business could be adversely affected.

In recent years, the states of Kentucky and West Virginia have increased enforcement of weight limits on coal trucks on their public roads. It is possible that all states in which the ARLP Partnership’s coal is transported by truck may modify their laws to limit truck weight limits. Such legislation and enforcement efforts could result in shipment delays and increased costs. An increase in transportation costs could have an adverse effect on the ARLP Partnership’s ability to increase or to maintain production and could adversely affect revenues.

Mine expansions and acquisitions involve a number of risks, any of which could cause us not to realize the anticipated benefits.

Since the ARLP’s formation and the acquisition of its predecessor in August 1999, the ARLP Partnership has expanded its operations by adding and developing mines and coal reserves in existing, adjacent and neighboring properties. The ARLP Partnership continually seeks to expand its operations and coal reserves. If the ARLP Partnership is unable to successfully integrate the companies, businesses or properties it acquires through such expansion, the ARLP Partnership’s profitability may decline and it could experience a material adverse effect on its business, financial condition, or results of operations.

Expansion and acquisition transactions involve various inherent risks, including:

•

uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mine safety liabilities) of, expansion and acquisition opportunities;

•	the ability to achieve identified operating and financial synergies anticipated to result from an expansion or an acquisition;

•	problems that could arise from the integration of the new operations; and

•

unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the ARLP Partnership’s rationale for pursuing the expansion or acquisition opportunity.

Any one or more of these factors could cause the ARLP Partnership not to realize the benefits anticipated to result from an expansion or acquisition. Any expansion or acquisition opportunities the ARLP Partnership pursues could materially affect its liquidity and capital resources and may require the ARLP Partnership to incur indebtedness, seek equity capital or both. In addition, future expansions or acquisitions could result in the ARLP Partnership assuming more long-term liabilities relative to the value of the acquired assets than the ARLP Partnership has assumed in its previous expansions and/or acquisitions.

The ARLP Partnership may not be able to successfully grow through future acquisitions.

Historically, a portion of the ARLP Partnership’s growth and operating results have been from acquisitions. The ARLP Partnership’s future growth could be limited if it is unable to continue to make acquisitions, or if the ARLP Partnership is unable to successfully integrate the companies, businesses or properties it acquires. The ARLP Partnership may not be successful in consummating any acquisitions and the consequences of undertaking these acquisitions are unknown. Moreover, any acquisition could be dilutive to earnings and distributions to unitholders and any additional debt incurred to finance an acquisition could affect the ARLP Partnership’s ability to make distributions to unitholders. The ARLP Partnership’s ability to make acquisitions in the future could be limited by restrictions under its existing or future debt agreements, competition from other coal companies for attractive properties or the lack of suitable acquisition candidates.

The unavailability of an adequate supply of coal reserves that can be mined at competitive costs could cause the ARLP Partnership’s profitability to decline.

The ARLP Partnership’s profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs and to meet the quality needed by its customers. Because the ARLP Partnership’s reserves decline as it mines coal, its future success and growth depend, in part, upon its ability to acquire additional coal reserves that are economically recoverable. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those of the depleting mines. The ARLP Partnership may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect its profitability and financial condition. Exhaustion of reserves at particular mines also may have an adverse effect on the ARLP Partnership’s operating results that is disproportionate to the percentage of overall production represented by such mines. The ARLP Partnership’s ability to obtain other reserves in the future could be limited by restrictions under its existing or future debt agreements, competition from other coal companies for attractive properties, the lack of suitable acquisition candidates or the inability to acquire coal properties on commercially reasonable terms.

The ARLP Partnership’s business depends, in part, upon its ability to find, develop or acquire additional coal reserves that it can recover economically. The ARLP Partnership’s existing reserves will decline as they are depleted. The ARLP Partnership’s planned development projects and acquisition activities may not increase its reserves significantly and the ARLP Partnership may not have continued success expanding existing and developing additional mines. The ARLP Partnership believes that there are substantial reserves on certain adjacent or neighboring properties that are unleased and otherwise available. However, the ARLP Partnership may not be able to negotiate leases with the landowners on acceptable terms. An inability to expand the ARLP Partnership’s operations into adjacent or neighboring reserves under this strategy could have a material adverse effect on its business, financial condition or results of operations.

The estimates of the ARLP Partnership’s coal reserves may prove inaccurate, and you should not place undue reliance on these estimates.

The estimates of the ARLP Partnership’s coal reserves may vary substantially from actual amounts of coal it is able to economically recover. The reserve data set forth in “Item 2. Properties” represent the ARLP Partnership engineering estimates. All of the reserves presented in this Annual Report on Form 10-K constitute proven and probable reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond the ARLP Partnership’s control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may vary considerably from actual results. These factors and assumptions relate to:

•	geological and mining conditions, which may not be fully identified by available exploration data and/or differ from the ARLP Partnership’s experiences in areas where its currently mines;

•	the percentage of coal in the ground ultimately recoverable;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulation by governmental agencies; and

•	assumptions concerning future coal prices, operating costs, capital expenditures, severance and excise taxes and development and reclamation costs.

For these reasons, estimates of the recoverable quantities of coal attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenue and expenditures with respect to the ARLP Partnership’s reserves will likely vary from estimates, and these variations may be material. As a result, you should not place undue reliance on the coal reserve data included herein.

Mining in certain areas in which the ARLP Partnership operates is more difficult and involves more regulatory constraints than mining in other areas of the United States, which could affect the mining operations and cost structures of these areas.

The geological characteristics of some of the ARLP Partnership’s coal reserves, such as depth of overburden and coal seam thickness, make them difficult and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, permitting, licensing and other environmental and regulatory requirements associated with certain of the ARLP Partnership’s mining operations are more costly and time-consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and the ARLP Partnership’s customers’ ability to use coal produced by, its mines.

Unexpected increases in raw material costs could significantly impair the ARLP Partnership’s operating profitability.

The ARLP Partnership’s coal mining operations continue to be affected by commodity prices. The ARLP Partnership uses significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room and pillar method of mining. Steel prices have risen significantly in recent years, and historically, the prices of scrap steel, natural gas and coking coal consumed in the production of iron and steel have fluctuated. In 2006, the ARLP Partnership continued to experience increases in the cost of materials and supplies, particularly consumables such as steel, copper and power. There may be acts of nature or terrorist attacks or threats that could also increase the costs of raw materials. If the price of steel, petroleum products or other raw materials increase, the ARLP Partnership’s operational expenses will increase and could have a significant negative impact on its profitability.

Cash distributions are not guaranteed and may fluctuate with the ARLP Partnership’s performance. In addition, the ARLP Partnership’s managing general partner’s discretion in establishing financial reserves may negatively impact the ARLP Partnership’s receipt of cash distributions.

Because distributions on the ARLP Partnership’s common units are dependent on the amount of cash generated through its coal sales, distributions may fluctuate based on the amount of coal the ARLP Partnership is able to produce and the price at which the ARLP Partnership is able to sell it. Therefore, the current quarterly distribution or any distribution may not be paid each quarter. The actual amount of cash that is available to be distributed each quarter will depend upon numerous factors, some of which are beyond the ARLP Partnership’s control and the control of MGP. Cash distributions are dependent primarily on cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. As a result, cash distributions might be made during periods when the ARLP Partnership records losses and might not be made during periods when it records profits.

ARLP’s partnership agreement gives MGP broad discretion in establishing financial reserves for the proper conduct of its business. These reserves also will affect the amount of cash available for distribution. In addition, the ARLP partnership agreement requires MGP to deduct from operating surplus each year estimated maintenance capital expenditures as opposed to actual expenditures in order to reduce wide disparities in operating surplus caused by fluctuating maintenance capital expenditure levels. If estimated maintenance capital expenditures in a year are higher than actual maintenance capital expenditures, then the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from operating surplus.

The ARLP Partnership’s indebtedness may limit its ability to borrow additional funds, make distributions to unitholders or capitalize on business opportunities.

The ARLP Partnership has long-term indebtedness, consisting of its outstanding 8.31% senior unsecured notes. At December 31, 2006, the ARLP Partnership’s total indebtedness outstanding was $144.0 million. The ARLP Partnership’s leverage may:

•	adversely affect its ability to finance future operations and capital needs;

•	limit its ability to pursue acquisitions and other business opportunities;

•	make its results of operations more susceptible to adverse economic or operating conditions; and

•	make it more difficult to self-insure for its workers’ compensation obligations.

In addition, the ARLP Partnership has unused borrowing capacity under its revolving credit facility. Future borrowings, under the ARLP Partnership’s credit facilities or otherwise, could result in a significant increase in its leverage.

The ARLP Partnership’s payments of principal and interest on any indebtedness will reduce the cash available for distribution on its units. The ARLP Partnership will be prohibited from making cash distributions:

•	during an event of default under any of its indebtedness; or

•	if either before or after such distribution, it fails to meet a coverage test based on the ratio of its consolidated debt to its consolidated cash flow.

Various limitations in the ARLP Partnership’s debt agreements may reduce its ability to incur additional indebtedness, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of the ARLP Partnership’s current indebtedness or any new indebtedness could have similar or greater restrictions.

Federal and state laws require bonds to secure the ARLP Partnership’s obligations related to statutory reclamation requirements and workers’ compensation and black lung benefits. The ARLP Partnership’s inability to acquire or failure to maintain surety bonds that are required by state and federal law would have a material adverse effect on the ARLP Partnership.

Federal and state laws require the ARLP Partnership to place and maintain bonds to secure its obligations to repair and return property to its approximate original state after it has been mined (often referred to as “reclaim” or “reclamation”), to pay federal and state workers’ compensation and pneumoconiosis, or black lung, benefits and to satisfy other miscellaneous obligations. These bonds provide assurance that the ARLP Partnership will perform its statutorily required obligations and are referred to as “surety” bonds. These bonds are typically renewable on a yearly basis. The failure to maintain or the inability to acquire sufficient surety bonds, as required by state and federal laws, could subject the ARLP Partnership to fines and penalties and result in the loss of its mining permits. Such failure could result from a variety of factors, including:

•	lack of availability, higher expense or unreasonable terms of new surety bonds;

•

the ability of current and future surety bond issuers to increase required collateral, or limitations on availability of collateral for surety bond issuers due to the terms of the ARLP Partnership’s credit agreements; and

•	the exercise by third-party surety bond holders of their rights to refuse to renew the surety.

The ARLP Partnership has outstanding surety bonds with third parties for reclamation expenses, federal and state workers’ compensation obligations and other miscellaneous obligations. The ARLP Partnership may have difficulty maintaining its surety bonds for mine reclamation as well as workers’ compensation and black lung benefits. The ARLP Partnership’s inability to acquire or failure to maintain these bonds would have a material adverse effect on the ARLP Partnership.

The ARLP Partnership’s mining operations are subject to extensive and costly laws and regulations, and such current and future laws and regulations could increase current operating costs or limit the ARLP Partnership’s ability to produce coal.

The ARLP Partnership is subject to numerous and comprehensive federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Certain of these laws and regulations may impose joint and several strict liability without regard to fault, or the legality of the original conduct. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations. Complying with these laws and regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new laws or regulations (or judicial interpretations or more stringent enforcement of existing laws and regulations) may be adopted or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, in the future that could materially affect the ARLP Partnership’s mining operations, cash flow, and profitability, either through direct impacts such as new requirements impacting its existing mining operations, or indirect impacts such as new laws and regulations that discourage or limit its customers’ use of coal.

As a result of recent mining accidents that caused fatalities in West Virginia and Kentucky, Congress and several state legislatures (including those in West Virginia, Illinois and Kentucky) have passed new laws addressing mine safety practices and imposing stringent new mine safety and accident reporting requirements and increased civil and criminal penalties for violations of mine safety laws. Implementing and complying with these new laws and regulations has increased and will continue to increase the ARLP Partnership’s operational expense and to have an adverse effect on its results of operation and financial position. For more information, please read “Regulation and Laws.”

Some of the ARLP Partnership’s operating subsidiaries lease a portion of the surface properties upon which their mining facilities are located.

The ARLP Partnership’s operating subsidiaries do not, in all instances, own all of the surface properties upon which their mining facilities have been constructed. Certain of the operating companies have constructed and now operate all or some portion of their facilities on properties owned by unrelated third parties with whom the applicable company has entered into a long-term lease. The ARLP Partnership has no reason to believe that there exists any risk of loss of these leasehold rights given the terms and provisions of the subject leases and the nature and identity of the third-party lessors; however, in the unlikely event of any loss of these leasehold rights, operations could be disrupted or otherwise adversely impacted as a result of increased costs associated with retaining the necessary land use.

Tax Risks to Our Common Unitholders

If we or ARLP were to become subject to entity-level taxation for federal or state tax purposes, then our cash available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (IRS) on this matter. The value of our investment in ARLP depends largely on ARLP being treated as a partnership for federal income tax purposes.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow and after-tax return to you, likely causing a substantial reduction in the value of our units.

If ARLP were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deduction or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our units.

Current law may change, causing us or ARLP to be treated as a corporation for federal income tax purposes or otherwise subjecting us or ARLP to entity level taxation. For example, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us or ARLP as an entity, the cash available for distribution to you would be reduced.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units or ARLP common units, and the costs of any such contest would reduce cash available for distribution to ARLP and our unitholders.

The IRS may adopt positions that differ from the positions that we or ARLP take, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or ARLP take. A court may not agree with some or all of the positions we or ARLP take. Any contest with the IRS may materially and adversely impact the market for our common units or ARLP’s common units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne by ARLP and therefore indirectly by us, as a unitholder and as the owner of the general partner of ARLP. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from your share of our taxable income.

Tax gain or loss on the disposition of our units could be different than expected.

If you sell your units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis therein, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation and depletion recapture. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

Because we cannot match transferors and transferees of units, we adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of units and could have a negative impact on the value of our units or result in audit adjustments to your tax returns.

You will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our units.

In addition to federal income taxes, you will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We may own property or conduct business in other states in the future. It is your responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state and local tax consequences of an investment in our units.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Coal Reserves

The ARLP Partnership must obtain permits from applicable state regulatory authorities before beginning to mine particular reserves. Applications for permits require extensive engineering and data analysis and presentation, and must address a variety of environmental, health, and safety matters associated with a proposed mining operation. These matters include the manner and sequencing of coal extraction, the storage, use and disposal of waste and other substances and other impacts on the environment, the construction of water containment areas, and reclamation of the area after coal extraction. The ARLP Partnership is required to post bonds to secure performance under its permits. As is typical in the coal industry, the ARLP Partnership strives to obtain mining permits within a time frame that allows it to mine reserves as planned on an uninterrupted basis. The ARLP Partnership begins preparing applications for permits for areas that it intends to mine sufficiently in advance of its planned mining activities to allow adequate time to complete the permitting process. Regulatory authorities have considerable discretion in the timing of permit issuance, and the public has rights to comment on and otherwise engage in the permitting process, including intervention in the courts. For more information on this permitting process, please read “Business—Regulation and Laws—Mining Permits and Approvals.” For the reserves set forth in the table below, the ARLP Partnership is not currently aware of matters which would significantly hinder its ability to obtain future mining permits on a timely basis.

The ARLP Partnership’s reported coal reserves are those it believes can be economically and legally extracted or produced at the time of the filing of this Annual Report on Form 10-K. In determining whether the ARLP Partnership’s reserves meet this economical and legal standard, it takes into account, among other things, the ARLP Partnership’s potential ability or inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices.

At December 31, 2006, the ARLP Partnership had approximately 633.9 million tons of coal reserves. All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below). For information on the locations of the ARLP Partnership’s mines, please read “Mining Operations” under “Item 1. Business.”

The following table sets forth reserve information, at December 31, 2006, about each of the ARLP Partnership’s mining operations:

Operations	Mine Type	Heat Content (Btus per pound)	Proven and Probable Reserves				Reserve Assignment
			Pounds S02 per MMbtu
			<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned
			(tons in millions)
Illinois Basin Operations
Dotiki (KY)	Underground	12,300	—	—	86.7	86.7	86.7	—
Warrior (KY)	Underground	12,500	—	—	13.9	13.9	13.9	—
Hopkins (KY)	Underground	12,000	—	—	55.7	55.7	35.5	20.2
	/Surface		—	—	7.8	7.8	7.8	—
River View (KY)	Underground	11,800	—	—	110.0	110.0	110.0	—
Pattiki (IL)	Underground	11,700	—	—	44.4	44.4	44.4	—
Gibson (North) (IN)	Underground	11,500	—	26.7	5.1	31.8	31.8	—
Gibson (South) (IN)	Underground	11,600	—	18.6	64.1	82.7	—	82.7

Region Total			—	45.3	387.7	433.0	330.1	102.9

Central Appalachian Operations
Pontiki (KY)	Underground	12,800	5.7	11.0	—	16.7	16.7	—
MC Mining (KY)	Underground	12,800	18.9	—	1.8	20.7	20.7	—

Region Total			24.6	11.0	1.8	37.4	37.4	—

Northern Appalachian Operations
Mettiki (MD)	Underground	13,000	—	4.2	10.2	14.4	14.4	—
Mountain View (WV)	Underground	13,000	—	6.9	15.0	21.9	21.9	—
Tunnel Ridge (PA/WV)	Underground	12,600	—	—	70.5	70.5	70.5	—
Penn Ridge (PA)	Underground	12,500	—	—	56.7	56.7	56.7	—

Region Total			—	11.1	152.4	163.5	163.5	—

Total			24.6	67.4	541.9	633.9	531.0	102.9

% of Total			3.9%	10.6%	85.5%	100.0%	83.8%	16.2%

The ARLP Partnership’s reserve estimates are prepared from geological data assembled and analyzed by its staff of geologists and engineers. This data is obtained through the ARLP Partnership’s extensive, ongoing exploration drilling and in-mine channel sampling programs. The ARLP Partnership’s drill spacing criteria adhere to standards as defined by the U.S. Geological Survey. The maximum acceptable distance from seam data points varies with the geologic nature of the coal seam being studied, but generally the standard for (a) proven reserves is that points of observation are no greater than  1/2 mile apart and are projected to extend as a  1/4 mile wide belt around each point of measurement and (b) probable reserves is that points of observation are between  1/2 and 1  1/2 miles apart and are projected to extend as a  1/2 mile wide belt that lies  1/4 mile from the points of measurement.

Reserve estimates will change from time to time to reflect mining activities, additional analysis, new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors. Weir International Mining Consultants performed an overview audit of the ARLP Partnership’s reserves and calculation methods in October, 2005.

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product. All of the ARLP Partnership’s reserves are steam coal, except for the coal being produced at the small contour strip operation at the Mettiki (MD) complex, which has metallurgical qualities. The 24.6 million tons of reserves listed as <1.2 pounds of SO2 per MMbtu are compliance coal.

Assigned reserves are those reserves that have been designated for mining by a specific operation.

Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.

Btu values are reported on an as-shipped, fully washed basis. Shipments that are either fully or partially raw will have a lower Btu value.

The ARLP Partnership controls certain leases for coal deposits that are near, but not contiguous to, its primary reserve bases. The tons controlled by these leases are classified as non-reserve coal deposits and are not included in the ARLP Partnership’s reported reserves. These non-reserve coal deposits are as follows: Dotiki – 22.6 million tons, Pattiki – 4.8 million tons, Hopkins County Coal – 1.8 million tons, River View – 20.9 million tons, Gibson (North) –0.9 million tons, Gibson (South) – 11.1 million tons, Warrior – 9.1 million tons, Tunnel Ridge – 7.0 million tons, Penn Ridge – 3.4 million tons and Pontiki – 0.2 million tons.

The ARLP Partnership leases most of its reserves and generally has the right to maintain leases in force until the exhaustion of mineable and merchantable leased coal or for as long as it is conducting mining operations in a larger defined coal reserve area. These leases provide for royalties to be paid to the lessor at a fixed amount per ton or as a percentage of the sales price. Many leases require payment of minimum royalties, payable either at the time of the execution of the lease or in periodic installments, even if no mining activities have begun. These minimum royalties are normally credited against the production royalties owed to a lessor once coal production has commenced.

The following table sets forth production data about each of the ARLP Partnership’s mining operations:

Operations	Tons Produced			Transportation	Equipment
	2006	2005	2004
	(tons in millions)
Illinois Basin Operations
Dotiki	4.7	4.7	4.8	CSX, PAL; truck; barge	CM
Warrior	4.5	4.1	3.1	CSX, PAL; truck	CM
Hopkins	1.6	0.9	0.2	CSX, PAL; truck	AU, DL, CM
Pattiki	2.5	2.6	2.5	CSX; barge	CM
Gibson (North)	3.6	3.4	3.0	Truck; barge	CM

Region Total	16.9	15.7	13.6

Central Appalachian Operations
Pontiki	1.6	1.7	1.7	NS; truck	CM
MC Mining	1.9	1.6	1.9	CSX; truck	CM

Region Total	3.5	3.3	3.6

Northern Appalachian Operations
Mettiki	2.8	3.3	3.2	Truck; CSX	LW, CM, CS
Mountain View	0.5	—	—	Truck, CSX	LW, CM

Region Total	3.3	3.3	3.2

TOTAL	23.7	22.3	20.4

CSX - CSX Railroad

PAL - Paducah & Louisville Railroad

NS - Norfolk Southern Railroad

AU - Auger

CM - Continuous Miner

CS - Contour Strip

DL - Dragline with Stripping Shovel, Front End Loaders and Dozers

LW - Longwall

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any litigation. The ARLP Partnership is not engaged in any litigation that we believe is material to its operations, including without limitation, any litigation relating to the ARLP Partnership’s long-term coal supply contracts (e.g., relating to, among other things, coal quality, quantity, pricing and the existence of force majeure conditions) or under the various environmental protection statutes to which the ARLP Partnership is subject. However, the ARLP Partnership is subject to various types of litigation in the ordinary course of its business and we cannot assure you that disputes or litigation will not arise or that the ARLP Partnership will be able to resolve any such future disputes or litigation in a satisfactory manner. The information under “General Litigation” and “Other” in “Item 8. Financial Statements and Supplementary Data. – Note 19. Commitments and Contingencies” is incorporated herein by this reference.

On April 24, 2006, the ARLP Partnership was served with a complaint from Mr. Ned Comer, et al., who it refers to as the plaintiffs, alleging that approximately 40 oil and coal companies, including the ARLP Partnership, which it refers to as the defendants, are liable to the plaintiffs for tortiously causing damage to plaintiffs’ property in Mississippi. The plaintiffs allege that the defendants’ greenhouse gas emissions caused global warming and resulted in the increase in the destructive capacity of Hurricane Katrina. We believe this complaint is without merit and we do not believe that an adverse decision in this litigation matter, if any, would have a material adverse effect on the ARLP Partnership’s business, financial position or results of operations.

On June 15, 2006, Mettiki (MD) was issued a Notice of Violation by MDE for alleged exceedances of permitted sulfur dioxide emissions. These alleged exceedances occurred between May 23, 2006 and June 12, 2006, at the Mettiki (MD) Thermal Coal Dryer associated with the longwall mining operation, located in Garrett County, Maryland. This self-reported violation was promptly corrected and Mettiki (MD) demonstrated to the satisfaction of MDE that it is in compliance with MDE regulations. Under applicable Maryland law, civil penalties of up to $25,000 per day of violation may be assessed. Mettiki (MD) is currently in negotiations with MDE to resolve this matter and, while the final penalty amount may exceed $100,000, the ARLP Partnership does not expect the final assessment to have a material impact on the ARLP Partnership’s operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners’ interests are listed on the NASDAQ Global Select Market under the symbol “AHGP”. The common units began trading on May 10, 2006. On March 14, 2007, the closing market price for the common units was $24.05 per unit and there were 59,863,000 common units outstanding. There were approximately 5,504 record holders and beneficial owners (held in street name) of common units at December 31, 2006.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit
2nd Quarter 2006 (1)	$26.250	$19.970	$0.215 (paid August 18, 2006)
3rd Quarter 2006	$22.770	$19.050	$0.215 (paid November 17, 2006)
4th Quarter 2006	$20.750	$18.410	$0.250 (paid February 19, 2007)

(1)	The second quarter unit distribution of $0.215 was prorated for the 52-day period beginning May 10, 2006 (the day after we completed our IPO) to June 30, 2006 and was based on a declared initial quarterly distribution rate of $0.215 per unit.

We will distribute 100% of our available cash (including any held by MGP) within 50 days after the end of each quarter to unitholders of record. Available cash is generally defined as all cash and cash equivalents on hand at the end of each quarter less reserves established by the AGP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions.

Use of Proceeds from Initial Public Offering

On November 22, 2005, we filed a registration statement (Registration No. 333-129883) relating to the IPO of AHGP. This registration statement was declared effective by the Securities and Exchange Commission on May 9, 2006. The offering closed on May 15, 2006. Lehman Brothers Inc. acted as the manager for the offering.

On May 15, 2006, we sold 12,500,000 common units under this registration statement at an offering price of $25.00 per common unit. Total net proceeds from the sale of these common units was approximately $291.3 million after deducting applicable underwriting discounts, commissions, structuring fees and other offering expenses of $21.2 million. Concurrent with the closing of the IPO, AMH and AMH II (which were the previous owners of MGP), AHGP and SGP entered into a contribution agreement (Contribution Agreement) pursuant to which 100% of the members’ interest in MGP, which includes ARLP’s incentive distribution rights and MGP’s general partner interests in ARLP, 15,550,628 of ARLP’s common units and a 0.001% managing interest in Alliance Coal were contributed to AHGP. As consideration for this contribution and in accordance with the terms of the Contribution Agreement, we distributed substantially all of the proceeds from the IPO to AMH and AMH II and issued 6,863,470, 19,858,362 and 20,641,168 of AHGP’s common units to AMH, AMH II and SGP, respectively. In June 2006, subsequent to the IPO, the AHGP common units and substantially all of the IPO proceeds distributed to AMH and AMH II were distributed to the individual members of AMH and AMH II.

Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management” contained herein.

ITEM 6.	SELECTED FINANCIAL DATA

We were formed in November 2005 and, therefore, we do not have any historical financial statements. On May 15, 2006, we completed our IPO of 12,500,000 common units representing limited partner interests in us at a price of $25.00 per unit. Concurrent with the closing of the IPO, AMH and AMH II (which were the previous owners of MGP), AHGP and SGP entered into a Contribution Agreement pursuant to which 100% of the members’ interest in MGP, ARLP’s incentive distribution rights, 15,550,628 of ARLP’s common units and a 0.001% managing interest in Alliance Coal were contributed to us.

The transfer of assets described above was between entities under common control. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the transfer of assets was accounted for at historical cost, in a manner similar to a pooling of interests. Consequently, our financial statements are presented as though the transfer of assets occurred on January 1, 2006 and the financial statements for prior years have been restated to furnish comparative information.

Since we own MGP, our historical financial statements reflect the consolidated results of the ARLP Partnership. The amount of earnings of the ARLP Partnership allocated to its limited partners’ interests, not owned by us, is reflected as a non-controlling interest in our consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and the ARLP Partnership are primarily attributable to (a) amounts reported as non-controlling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed, to Alliance Coal under an administrative services agreement (Administrative Services Agreement) in addition to amounts billed by, and reimbursed to, AGP under our partnership agreement.

Our historical financial data below was derived from AHGP Partnership’s audited consolidated financial statements as of and for the years ended December 31, 2005, 2004, 2003 and as of May 8, 2002 and December 31, 2002 and for the period from January 1, 2002 to May 8, 2002 and the period from May 9, 2002 to December 31, 2002. The ARLP Partnership acquired Warrior from ARH Warrior Holdings, Inc. (ARH Warrior Holdings), a subsidiary of ARH in February 2003. Because the Warrior acquisition was between entities under common control, it is accounted for at historical cost in a manner similar to that used in a pooling of interests. Accordingly, the financial statements as of May 8, 2002 and December 31, 2002 and for the period from January 1, 2002 to May 8, 2002 and the period from May 9, 2002 to December 31, 2002 reflect the combined historical results of operations, financial position, and cash flows of the AHGP Partnership and Warrior. ARH Warrior Holdings acquired the assets that comprise Warrior on January 26, 2001.

Effective May 9, 2002, 74.1% of MGP members’ interest were acquired by AMH II in a business combination using the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values. Accordingly, the financial data prior to May 9, 2002 is not necessarily comparable to the financial data subsequent to May 8, 2002.

(in millions, except per unit and per ton data)					The Period May 9, 2002 to December 31,	The Period January 1, 2002 to May 8,
	Year Ended December 31,
	2006	2005	2004	2003	2002	2002
Statements of Income:
Sales and operating revenues
Coal sales	$895.8	$768.9	$599.4	$501.6	$317.2	$162.4
Transportation revenues	39.9	39.1	29.8	19.5	12.2	6.8
Other sales and operating revenues	31.5	30.7	24.1	21.6	14.1	6.3

Total revenues	967.2	838.7	653.3	542.7	343.5	175.5

Expenses:
Operating expenses	627.8	521.5	436.4	368.8	250.9	116.7
Transportation expenses	39.9	39.1	29.8	19.5	12.2	6.8
Outside purchases	19.2	15.1	9.9	8.5	6.1	3.9
General and administrative	32.1	33.5	45.4	28.3	13.0	7.4
Depreciation, depletion and amortization	66.5	55.6	53.7	52.5	34.1	18.3
Net gain from insurance settlement (1)	—	—	(15.2)	—	—	—

Total expenses	785.5	664.8	560.0	477.6	316.3	153.1

Income from operations	181.7	173.9	93.3	65.1	27.2	22.4
Interest expense	(12.2)	(14.6)	(15.8)	(16.3)	(10.8)	(5.9)
Interest income	3.0	2.8	0.8	0.3	0.2	0.1
Other income (expense)	0.9	0.6	1.1	1.4	(0.1)	0.6

Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest	173.4	162.7	79.4	50.5	16.5	17.2
Income tax expense (benefit)	3.0	2.7	2.7	2.6	(1.3)	0.2

Income before cumulative effect of accounting change, minority interest and non-controlling interest	170.4	160.0	76.7	47.9	17.8	17.0
Cumulative effect of accounting change (2)	0.1	—	—	—	—	—
Minority Interest	0.2	—	—	—	—	—

Income before non-controlling interest	$170.7	$160.0	$76.7	$47.9	$17.8	$17.0
Affiliate non-controlling interest in consolidated partnership’s net income	—	—	—	—	(0.2)	0.2
Non-affiliate non-controlling interest in consolidated partnership’s net income	(85.0)	(84.4)	(41.5)	(26.5)	(9.4)	(8.2)

Net Income	$85.7	$75.6	$35.2	$21.4	$8.2	$9.0

Basic and diluted net income per limited partner unit	$1.55	$1.60	$0.74	$0.45	$0.17	$0.19

Weighted average number of units outstanding-basic and diluted	55,445,192	47,363,000	47,363,000	47,363,000	47,363,000	47,363,000

Balance Sheet Data:
Working capital (deficit)	$37.2	$76.1	$54.2	$16.4	$(15.7)	$7.6
Total assets	635.5	532.8	412.9	336.6	317.2	331.1
Long-term obligations (3)	127.5	144.0	162.0	180.0	195.0	216.3
Total liabilities	387.2	376.9	357.6	323.9	355.7	367.5
Partners’ capital (deficit)	227.4	189.6	147.7	135.1	144.4	152.5
Other Operating Data:
Tons sold	24.4	22.8	20.8	19.5	12.2	6.2
Tons produced	23.7	22.3	20.4	19.2	11.0	7.0
Revenues per ton sold (4)	$38.00	$35.07	$29.98	$26.83	$27.16	$27.19
Cost per ton sold (5)	$27.78	$25.00	$23.64	$20.80	$22.11	$20.66
Other Financial Data:
Net cash provided by operating activities	$249.2	$193.6	$145.2	$110.3	$82.3	$19.2
Net cash used in investing activities	(137.7)	(110.2)	(77.6)	(77.8)	(35.7)	(21.2)
Net cash used in financing activities	(106.6)	(82.6)	(46.5)	(31.5)	(45.4)	(2.5)
EBITDA (6)	249.2	230.1	148.0	119.0	61.2	41.3
Maintenance capital expenditures (7)	67.8	56.7	31.6	30.0	18.6	10.4

(1)	Represents the net gain from the final settlement with our insurance underwriters for claims relating to the Dotiki Mine Fire Incident. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dotiki Mine Fire” for a description of the accounting treatment of expenses and insurance proceeds associated with the Dotiki Fire Incident.
(2)	Represents the cumulative effect of the accounting change attributable to the adoption of SFAS No. 123R, Share-Based Payments, on January 1, 2006.

(3)	Long-term obligations include long-term portions of debt and capital lease obligations.
(4)	Revenues per ton sold are based on the total of coal sales and other sales and operating revenues divided by tons sold.
(5)	Cost per ton sold is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.
(6)	EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense, interest income and depreciation, depletion and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:
•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;
•	our operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and
•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. Our method of computing EBITDA may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by us in different contexts (i.e. public reporting versus computation under financing agreements).

The following table presents a reconciliation of (a) GAAP “Cash Flows Provided by Operating Activities” to a non-GAAP EBITDA and (b) non-GAAP EBITDA to GAAP income before non-controlling interest (in thousands):

	Year Ended December 31,				The Period May 9, 2002 to December 31,	The Period January 1, 2002 to May 8,
	2006	2005	2004	2003	2002	2002
Cash flows provided by operating activities	$249,239	$193,626	$145,190	$110,292	$82,300	$19,187
Long-term incentive plan	(4,112)	(8,193)	(20,320)	(7,687)	(1,732)	(606)
Reclamation and mine closing	(2,101)	(1,918)	(1,622)	(1,341)	(948)	(417)
Coal inventory adjustment to market	(319)	(573)	(488)	(687)	(48)	—
Net gain (loss) on sale of property, plant and equipment	1,188	(179)	332	885	(18)	63
Other	(1,119)	(580)	(587)	(532)	1,350	(381)
Loss on retirement of damaged vertical belt equipment	—	(1,298)	—	—	—	—
Net effect of working capital changes	(5,802)	34,767	7,917	(506)	(28,987)	17,382
Interest expense, net	9,185	11,811	14,963	15,981	10,626	5,782
Income taxes	3,013	2,682	2,641	2,577	(1,335)	241

EBITDA	249,172	230,145	148,026	118,982	61,208	41,251
Depreciation, depletion and amortization	(66,497)	(55,647)	(53,674)	(52,505)	(34,134)	(18,281)
Interest expense, net	(9,185)	(11,811)	(14,963)	(15,981)	(10,626)	(5,782)
Income taxes	(3,013)	(2,682)	(2,641)	(2,577)	1,335	(241)
Cumulative effect of accounting change	112	—	—	—	—	—
Minority interest	161	—	—	—	—	—

Income before non-controlling interest	$170,750	$160,005	$76,748	$47,919	$17,783	$16,947

(7)	Our maintenance capital expenditures, as defined under the terms of our partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of our capital assets. Maintenance capital expenditures for the period from January 1, 2002 to May 8, 2002 and the period from May 9, 2002 to December 31, 2002 have not been restated to include Warrior.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operation should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, please see “Item 8. Financial Statements and Supplementary Data. - Note 1. Organization and Presentation and Note 2. Summary of Significant Accounting Policies.”

Executive Overview

We have no separate operating activities apart from those conducted by the ARLP Partnership, and our cash flows currently consist of distributions from ARLP for our ARLP partnership interests, including the incentive distribution rights that we own. We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership’s financial results and the results of our other subsidiaries. The non-controlling partners’ interest in the ARLP Partnership is reflected as an expense in our results of operations. In addition to the ARLP Partnership, our historical consolidated results of operations include the results of operations of MGP, our wholly-owned subsidiary. The AHGP Partnership’s results of operations principally reflect the results of operations of the ARLP Partnership adjusted for non-controlling partners’ interest in the ARLP Partnership’s net income. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of the ARLP Partnership. The historical results of our operations for the period prior to the completion of our IPO on May 15, 2006, do not reflect the incremental expenses we incur as a result of being a publicly traded partnership.

In connection with our IPO, AMH, AMH II (which were the previous owners of MGP), and SGP entered into a Contribution Agreement pursuant to which, upon closing of the IPO, we acquired from AMH, AMH II, and the SGP, directly and indirectly, 100% of the members’ interest in MGP, which includes ARLP’s incentive distributions rights and MGP’s general partner interests in ARLP, a 0.001% managing interest in Alliance Coal, and 15,550,628 of ARLP’s common units. As consideration for this contribution and in accordance with the terms of the Contribution Agreement, we distributed substantially all of the proceeds from our IPO to AMH and AMH II and 79.1% of our common units to AMH, AMH II and SGP.

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

The ARLP Partnership is currently anticipating coal production for 2007 to increase approximately 6.0% over 2006 production levels to a range of 24.7 to 25.2 million tons. Despite the current weakness in spot market prices for coal, the ARLP Partnership expects its average coal sales price per ton to increase modestly in 2007, by approximately 4.0% - 5.0% over its 2006 average coal sales price per ton, due to recent re-pricing of several lower priced long-term coal sales contracts at higher market prices. Based on these anticipated increases in coal production and coal sales prices, the ARLP Partnership is currently estimating 2007 revenues to increase approximately 8.0% over 2006 revenues to a range of $985.0 to $1,015.0 million, excluding transportation revenues. Total coal sales volumes open to market pricing includes approximately 2.7 million tons in 2007, 12.9 million tons in 2008 and 21.0 million tons in 2009.

Analysis of Historical Results of Operations

2006 Compared with 2005

	December 31,		December 31,
	2006	2005	2006	2005
	(in thousands)		(per ton sold)
Tons sold	24,351	22,849	N/A	N/A
Tons produced	23,738	22,290	N/A	N/A
Coal Sales	$895,823	$768,958	$36.79	$33.65
Operating Expenses and Outside Purchases	$646,969	$536,601	$26.57	$23.48

Coal sales. Coal sales increased 16.5% to $895.8 million for 2006 from $769.0 million for 2005. The increase of $126.8 million reflected increased sales volumes (contributing $50.5 million of the increase) and higher average coal sales prices (contributing $76.3 million of the increase). Tons sold increased 6.6%, or 1.5 million tons, to 24.4 million tons for 2006 from 22.8 million tons in 2005, as a result of increased tons produced. Tons produced increased 6.5% to 23.7 million tons for 2006 from 22.3 million tons in 2005, which primarily reflects the impact of production capacity expansion capital investments and increased third-party purchased coal volume. Average coal sales prices increased 9.3%, or $3.14 per ton sold in 2006 as compared to 2005, primarily attributable to higher pricing on long-term sales contracts, higher coal quality shipments and the 2006 coal spot market demand.

Operating expenses. Operating expenses increased 20.4% to $627.8 million in 2006 from $521.5 million in 2005. The increase of $106.3 million primarily resulted from increased operating expenses associated with additional coal sales of 1.5 million tons, including the following specific factors:

•

Labor and benefit costs increased $38.5 million reflecting increased headcount, primarily in response to expanding production capacity, pay rate increases, adverse workers compensation claims developments and escalating health care costs;

•

Materials and supplies, and maintenance costs increased $39.1 million and $8.6 million, respectively, reflecting increased production and industry-wide increased costs for the products and services used in the mining process (particularly consumables such as copper, steel and power);

•	Contract mining costs increased $3.9 million, primarily reflecting increased production volume at two small third-party mining operations at Mettiki (MD);

•	Production taxes and royalties (which were incurred as a percentage of coal sales or directly correlated to volume) increased $6.8 million;

•	Property insurance costs increased $3.8 million;

•

Increased expenses of $13.4 million in 2006 were associated with the purchase of tons under the settlement agreement we entered into with ICG, LLC (ICG) in November 2005. Consistent with the guidance in the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki’s sale of coal to ICG and our purchase of coal from ICG are combined. Therefore, the excess of our purchase price from ICG over Pontiki’s sales price to ICG is reported as an operating expense in Other and Corporate Segment Adjusted EBITDA. For more information about the ICG settlement agreement, please read “Other” under “Item 8. Financial Statements and Supplementary Data – Note 19. Commitments and Contingencies”; and

•

The 2006 operating expenses were decreased by $9.0 million more than the decrease in 2005, reflecting greater costs incurred and capitalized in the mine development process offset by revenues received for coal produced incidental with the mine development process. See Note 2. Summary of Significant Accounting Policies - Mine Development Costs to the Consolidated Financial Statements included in “Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of rental and service fees from coal synfuel production facilities and Mt. Vernon transloading revenues. Other sales and operating revenues increased 2.8% to $31.5 million in 2006 from $30.7 million in 2005. The increase of $0.8 million was primarily attributable to $0.7 million of administrative service revenues associated with the administrative service agreement with affiliates executed in 2006 and $0.7 million of additional transloading revenues attributable to increased transloading volumes at Mt. Vernon. These increases were partially offset by decreases in service fees from coal synfuel production facilities.

Outside purchases. Outside purchases increased $4.1 million to $19.2 million in 2006 from $15.1 million in 2005. The increase was principally attributable to coal supply agreements with third-party suppliers in the Central and Northern Appalachian operations ($3.3 million and $3.5 million, respectively), primarily to supplement production capacity during periods of mine transition and development, offset by reduced coal purchases in the Illinois Basin operations ($3.7 million).

General and administrative. General and administrative expenses for 2006 decreased to $32.2 million compared to $33.5 million for 2005. The decrease of $1.3 million was primarily related to lower unit-based incentive compensation expense associated with the Long-Term Incentive Plan (ARLP LTIP) in addition to the Short-Term Incentive Plan (STIP). Prior to our adoption of SFAS No. 123R, effective January 1, 2006, using the “modified prospective” transition method, the ARLP LTIP expense was impacted by period-to-period changes in our common unit price. The decrease was partially offset by an increase in general and administrative expenses associated with the incremental expenses incurred by us during our initial year of being a publicly-traded partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased to $66.5 million in 2006 compared to $55.6 million in 2005. The increase of $10.9 million was primarily attributable to additional depreciation expense associated with increased capital expenditures incurred in certain production capacity expansion projects and infrastructure investments, including development of the Elk Creek mine at Hopkins County Coal, Pontiki’s development of the Van Lear seam and the transition to the Albridge Branch area of the Pond Creek seam.

Interest expense. Interest expense, net of capitalized interest, decreased to $12.2 million in 2006 from $14.6 million in 2005. The decrease of $2.4 million was principally attributable to the increased capitalization of interest expense in 2006 compared to 2005 related to capital projects and mine development costs, along with reduced interest expense associated with the August 2006 and 2005 scheduled principal payments of $18.0 million, respectively, on the ARLP Partnership’s senior notes. The ARLP Partnership had no borrowings under its credit facility during 2006 or 2005.

Interest Income. Interest income of $3.0 million for 2006 was comparable with $2.8 million for 2005.

Transportation revenues and expenses. Transportation revenues and expenses increased 2.1% to $39.9 million in 2006 from $39.1 million for 2005. The increase of $0.8 million was primarily attributable to increased shipments to customers that reimburse us for transportation costs rather than arranging and paying for transportation directly with transportation providers. Transportation services are a pass-through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest. Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest increased 6.6% to $173.5 million for 2006 compared to $162.7 million for 2005. The increase was primarily attributable to increased sales volumes as a result of expanded production capacity, higher average coal sales prices and reduced general and administrative expenses, partially offset by higher operating expenses.

Income tax expense. Income tax expense increased to $3.0 million for 2006 from $2.7 million for 2005. The increase of $0.3 million resulted from a new state income tax on limited liability companies in Kentucky related to income from a limited liability company prior to the IPO that was partially offset by a decrease in tax expense associated with decreased volumes at third-party coal synfuel facilities.

Cumulative effect of accounting change. The cumulative effect of accounting change $0.1 million was attributable to the adoption of SFAS No. 123R on January 1, 2006.

Minority interest. In March 2006, White County Coal and Alexander J. House (House) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust.

White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FASB Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s portion of MAC’s net loss was $161,000 for 2006 and is recorded as minority interest on our consolidated income statement.

Segment Information. Please read “Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information” for more information concerning our reportable segments. Our consolidated 2006 Segment Adjusted EBITDA increased $17.7 million, or 6.7%, to $281.3 million from 2005 Segment Adjusted EBITDA of $263.6 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Adjusted Segment EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2006	2005
Segment Adjusted EBITDA (1)
Illinois Basin	$206,209	$183,075	$23,134	12.6%
Central Appalachia	40,050	41,583	(1,533)	(3.7)%
Northern Appalachia	29,911	36,047	(6,136)	(17.0)%
Other and Corporate	5,154	2,924	2,230	76.3%

Total Segment Adjusted EBITDA	$281,324	$263,629	$17,695	6.7%

Tons sold
Illinois Basin	17,354	16,264	1,090	6.7%
Central Appalachia	3,552	3,249	303	9.3%
Northern Appalachia	3,423	3,330	93	2.8%
Other and Corporate	22	6	16	(3)

Total tons sold	24,351	22,849	1,502	6.6%

Coal sales
Illinois Basin	$587,087	$504,916	$82,171	16.3%
Central Appalachia	182,922	153,615	29,307	19.1%
Northern Appalachia	106,628	106,997	(369)	(0.3)%
Other and Corporate	19,186	3,430	15,756	(3)

Total coal sales	$895,823	$768,958	$126,865	16.5%

Other sales and operating revenues
Illinois Basin	$24,168	$24,493	$(325)	(1.3)%
Central Appalachia	304	282	22	7.8%
Northern Appalachia	2,010	2,163	(153)	(7.1)%
Other and Corporate	5,058	3,753	1,305	34.8%

Total other sales and operating revenues	$31,540	$30,691	$849	2.8%

Segment Adjusted EBITDA expense (2)
Illinois Basin	$405,045	$346,335	$58,710	17.0%
Central Appalachia	143,176	112,313	30,863	27.5%
Northern Appalachia	78,727	73,112	5,615	7.7%
Other and Corporate	19,091	4,260	14,831	(3)

Total Segment Adjusted EBITDA Expense	$646,039	$536,020	$110,019	20.5%

(1)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.
(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Pass through transportation expenses are excluded.
(3)	Percentage increase was significantly greater than 100%.

Illinois Basin – Segment Adjusted EBITDA for 2006 (as defined in reference (1) to the table above) increased 12.6%, to $206.2 million from 2005 Segment Adjusted EBITDA of $183.1 million. The increase of $23.1 million was primarily attributable to increased coal sales which rose by $82.2 million, or 16.3%, to $587.1 million during 2006 as compared to $504.9 million in 2005. Increased coal sales in 2006 reflected higher average coal sales price per ton which increased $2.78 per ton to $33.83 per ton (contributing $48.2 million of the increase in coal sales) and increased tons sold of 1.1 million tons (contributing $34.0 million of the increase in coal sales). The price increase was the combined result of improved market demand and higher quality coal shipments. Other sales and operating revenues decreased $0.3 million, primarily due to a decrease in rent and service fees associated with decreased synfuel volumes at our third-party coal synfuel facilities. Total Segment Adjusted EBITDA Expense in 2006 increased 17.0% to $405.0 million from $346.3 million in 2005. On a per ton sold basis, 2006 Segment Adjusted EBITDA Expense rose to $23.34 per ton or 9.6% over the 2005 Segment Adjusted EBITDA Expense of $21.30 per ton. The increase in Segment Adjusted EBITDA Expense in 2006 compared to 2005 reflected the impact of cost increases described above under consolidated operating expenses. The Illinois Basin costs have been negatively impacted primarily by increased labor costs as certain operations expanded capacity potential, higher costs of roof control resulting from pricing, mining conditions, more aggressive regulatory requirements, and increased equipment maintenance costs, among others. Additionally, the Illinois Basin costs increased due to the continued ramp-up to full production capacity at the Elk Creek mine, which emerged from development in the second quarter of 2006, as well as certain periods of adverse mining conditions encountered at the Pattiki mine.

Central Appalachia – Segment Adjusted EBITDA for 2006 (as defined in reference (1) to the table above) decreased $1.5 million, or 3.7%, to $40.1 million as compared to 2005 Segment Adjusted EBITDA of $41.6 million. The decrease was primarily attributable to higher operating expenses, partially offset by increased coal sales of $29.3 million, reflecting higher average coal sales price per ton of $51.49 in 2006, which increased $4.22 per ton (contributing $15.0 million of the increase in coal sales), and increased tons sold in 2006 of 303,000 tons (which contributed $14.3 million of the increase in coal sales). Segment Adjusted EBITDA Expense in 2006 increased 27.5% to $143.2 million from $112.3 million in 2005. On a per ton basis, 2006 Segment Adjusted EBITDA Expense rose by $5.74, or 16.6%, to $40.30 per ton reflecting the impact of the cost increases described above under consolidated operating expenses and outside purchases, as well as the net impact of insurance recovery benefits of $10.7 million reported in 2005 related to the MC Mining Fire Incident. The Central Appalachian operations have been negatively impacted by increased labor and workers compensation costs, higher volumes of purchased coal, higher costs of roof control resulting from pricing, mining conditions, more aggressive regulatory requirements, increased equipment maintenance costs and increased property insurance costs. Additionally, the increased costs of the Central Appalachian operations reflect the continuing ramp-up of production in Pontiki’s Van Lear seam and the transition to the Albridge Branch area of the Pond Creek seam.

Northern Appalachia – Segment Adjusted EBITDA for 2006 (as defined in reference (1) to the table above) decreased $6.1 million, or 17.0%, to $29.9 million as compared to 2005 Segment Adjusted EBITDA of $36.0 million. This decrease is the combined result of a 3.0%, or $0.98 per sold ton decrease in coal sales price per ton from $32.13 per sold ton in 2005 to $31.15 per sold ton in 2006, and a 4.8% or $1.05 per sold ton increase in Segment Adjusted EBITDA Expense from $21.95 per sold ton in 2005 to $23.00 per sold ton in 2006. The lower average sales price was primarily attributable to a decrease in spot market demand and price and fewer tons sold in higher priced export markets during 2006. Segment Adjusted EBITDA Expense for 2006 increased 7.7% to $78.7 million as compared to $73.1 million in 2005, primarily as a result of increased purchased coal volume, higher environmental costs, increased roof control costs resulting from pricing, an increased ratio of panel development mining as compared to longwall mining, increased coal transportation expense associated with the transition from the Maryland longwall operation to the Mountain View longwall operation, higher West Virginia severance taxes and the loss of certain Maryland state tax benefits.

Other and Corporate – The increase in coal sales and Segment Adjusted EBITDA Expense primarily reflects the coal sales and operating expenses attributable to the brokerage coal purchases and coal sales associated with the ICG settlement agreement referred to above under consolidated operating expenses.

The following is a reconciliation of Segment Adjusted EBITDA to net income (in thousands):

	Year Ended December 31,
	2006	2005
Segment Adjusted EBITDA	$281,324	$263,629

General & administrative	(32,152)	(33,484)
Depreciation, depletion and amortization	(66,497)	(55,647)
Interest expense, net	(9,185)	(11,811)
Income taxes	(3,013)	(2,682)
Cumulative effect of accounting change	112	—
Minority interest	161	—

Income before non-controlling interest	$170,750	$160,005

2005 Compared with 2004

	December 31,		December 31,
	2005	2004	2005	2004
	(in thousands)		(per ton sold)
Tons sold	22,849	20,823	N/A	N/A
Tons produced	22,290	20,377	N/A	N/A
Coal Sales	$768,958	$599,399	$33.65	$28.79
Operating Expenses and Outside Purchases	$536,601	$446,384	$23.48	$21.44

Coal sales. Coal sales increased 28.3% to $769.0 million for 2005 from $599.4 million for 2004. The increase of $169.6 million reflects increased sales volumes (contributing $58.3 million of the increase) and higher coal sales prices (contributing $111.3 million of the increase). Tons sold increased 9.7% to 22.8 million tons for 2005 from 20.8 million tons in 2004, primarily reflecting an increase in tons produced. Tons produced increased 9.4% to 22.3 million tons for 2005 from 20.4 million tons in 2004.

Operating expenses. Operating expenses increased 19.5% to $521.5 million in 2005 from $436.5 million in 2004. The increase of $85.0 million primarily resulted from an increase in operating expenses associated with additional coal sales of 2.0 million tons, including the following specific factors:

•	Labor and benefit costs increased $27.3 million reflecting increased headcount, pay rate increases and escalating health care costs;

•

Material and supplies, and maintenance costs increased $32.6 million and $7.8 million, respectively, reflecting increased production and increased costs for the products and services used in the mining process;

•	Contract mining costs increased $7.5 million reflecting the addition of two small third-party mining operations at Mettiki (MD);

•	Production taxes and royalties (which was incurred as a percentage of coal sales or volumes) increased $14.1 million;

•	Coal supply agreement buy-out expense decreased $2.1 million;

•	The impact of $2.9 million of expenses related to the Pattiki Vertical Belt Incident along with expenses associated with the MC Mining Fire Incident, both of which incidents are described below; and

•

Operating expenses were reduced by $4.9 million, reflecting the net of additional operating expenses incurred and capitalized in the mine development process offset by revenues received for coal produced incidental with the mine development process.

Operating expenses in 2004 include a $3.5 million buy-out expense of several coal contracts that allowed us to take advantage of higher spot coal prices in 2005 and out-of-pocket expenses related to the Dotiki Fire that were not offset by proceeds from the final settlement with the ARLP Partnership’s insurance underwriters. Please read “—Dotiki Fire Incident” below.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of rental and service fees from coal synfuel production facilities and Mt. Vernon transloading revenues. Other sales and operating revenues increased 27.5% to $30.7 million in 2005 from $24.1 million in 2004. The increase of $6.6 million was primarily attributable to $4.5 million of additional rent and service fees associated with a new third-party coal synfuel facility at Gibson, which began producing synfuel in May 2005, $0.4 million of rent and service fees associated with increased volumes at the third-party coal synfuel facility at Warrior and $1.1 million of additional transloading revenues attributable to increased transloading volumes at the Mt. Vernon.

Outside purchases. Outside purchases increased $5.2 million to $15.1 million in 2005 from $9.9 million in 2004. The increase was primarily attributable to a coal supply arrangement with a third-party supplier, in the Illinois Basin ($8.3 million) which also contributed to additional coal sales volumes at our Illinois Basin operations offset by lower outside purchases in Central Appalachia ($3.4 million).

General and administrative. General and administrative expenses for 2005 decreased to $33.5 million compared to $45.4 million for 2004. The decrease of $11.9 million resulted from lower incentive compensation expense of $12.1 million related to the ARLP LTIP. The lower incentive compensation expense for the ARLP LTIP is primarily attributable to a reduction in the number of restricted units outstanding due to the vesting in November 2005 and 2004 of the ARLP LTIP, units for grant years 2003 and 2000 to 2002, respectively, combined with a lower incremental change in the market value of our common units from 2004 to 2005 than from 2003 to 2004. The reduction in incentive compensation expense was partially offset by increased salaries and related costs and a number of other general and administrative costs, none of which was individually significant.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased to $55.6 million in 2005 compared to $53.7 million in 2004. The increase of $1.9 million was primarily the result of additional depreciation expense associated with operating Hopkins County Coal for the full year 2005 compared to operating three months in 2004 after resumption of operations following the temporary idling of Hopkins County Coal’s surface mine. Increased depreciation, depletion and amortization also reflect increased capital expenditures and infrastructure investments in recent years, which have increased the ARLP Partnership’s production capacity.

Interest expense. Interest expense decreased to $14.6 million in 2005 from $15.8 million in 2004. The decrease of $1.2 million was principally attributable to the capitalization of interest expense related to capital projects and mine development costs, along with reduced interest expense associated with the August 2005 scheduled principal payments of $18.0 million, respectively, on the ARLP Partnership’s senior notes. The ARLP Partnership had no borrowings under the credit facility during 2005 or 2004.

Interest income. Interest income increased to $2.8 million for 2005 from $0.8 million in 2004. The increase of $2.0 million resulted from increased interest income earned on marketable securities.

Transportation revenues and expenses. Transportation revenues and expenses increased 31.0% to $39.1 million in 2005 from $29.8 million for 2004. The increase of $9.3 million was primarily attributable to increased shipments to customers that reimburse us for transportation costs rather than arranging and paying for transportation directly with transportation providers. Transportation services are a pass-through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest. Income before income taxes, cumulative effective of accounting change, minority interest and non-controlling interest increased 104.9% to $162.7 million for 2005 compared to $79.4 million for 2004. The increase was primarily attributable to increased sales volumes, higher coal prices and reduced general and administrative expenses, primarily reflecting lower incentive compensation expense, partially offset by higher operating expenses and expenses related to the Pattiki Vertical Belt Incident and MC Mining Fire Incident described below. The 2004 results included a $3.5 million buy-out expense of several coal contracts which allowed us to take advantage of higher spot coal prices in 2005 in addition to the 2004 impact of lost production, continuing fixed expenses and other expenses incurred as a result of the Dotiki Fire Incident offset by the final settlement of an insurance claim with the ARLP Partnership’s insurance underwriters relating to the Dotiki Fire Incident described below.

Income tax expense. Income tax expense was comparable for both 2005 and 2004 at $2.7 and $2.6 million, respectively.

Segment Information. Please read “Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information” for more information concerning our reportable segments. Our consolidated Segment Adjusted EBITDA of $263.6 million for 2005 was $70.2 million higher than 2004 Segment Adjusted EBITDA of $193.4 million. Segment Adjusted EBITDA, tons sold, coal sales, operating revenues and Adjusted Segment EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2005	2004
Segment Adjusted EBITDA (1)
Illinois Basin	$183,075	$121,763	$61,312	50.4%
Central Appalachia	41,583	28,953	12,630	43.6%
Northern Appalachia	36,047	41,141	(5,094)	(12.4)%
Other and Corporate	2,924	1,569	1,355	86.4%

Total Segment Adjusted EBITDA	$263,629	$193,426	$70,203	36.3%

Tons sold
Illinois Basin	16,264	13,760	2,504	18.2%
Central Appalachia	3,249	3,781	(532)	(14.1)%
Northern Appalachia	3,330	3,282	48	1.5%
Other and Corporate	6	—	6	—

Total tons sold	22,849	20,823	2,026	9.7%

Coal sales
Illinois Basin	$504,916	$356,307	$148,609	41.7%
Central Appalachia	153,615	143,160	10,455	7.3%
Northern Appalachia	106,997	99,932	7,065	7.1%
Other and Corporate	3,430	—	3,430	—

Total coal sales	$768,958	$599,399	$169,559	28.3%

Other sales and operating revenues
Illinois Basin	$24,493	$19,087	$5,406	28.3%
Central Appalachia	282	187	95	50.8%
Northern Appalachia	2,163	2,127	36	1.7%
Other and Corporate	3,753	2,672	1,081	40.5%

Total operating revenues	$30,691	$24,073	$6,618	27.5%

Segment Adjusted EBITDA expense (2)
Illinois Basin	$346,335	$268,848	$77,487	28.8%
Central Appalachia	112,313	114,394	(2,081)	(1.8)%
Northern Appalachia	73,112	60,917	12,195	20.0%
Other and Corporate	4,260	1,104	3,156	(3)

Total Segment Adjusted EBITDA Expense	$536,020	$445,263	$90,757	20.4%

(1)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.
(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Pass through transportation expenses are excluded.
(3)	Percentage increase was greater than 100%.

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (1) to the table above, for 2005 increased 50.4%, to $183.1 million from 2004 Segment Adjusted EBITDA of $121.8 million. The increase of $61.3 million was primarily attributable to increased coal sales which rose by $148.6 million, or 41.7%, to $504.9 million during 2005 as compared to $356.3 million in 2004. Increased coal sales in 2005 reflect higher average coal sales prices per ton which increased $5.15 per ton to $31.05 per ton (contributing $83.8 million of the increase in coal sales) and increased tons sold of 2.5 million tons (contributing $64.8 million of the increase in coal sales). Other sales and operating revenues increased $5.4 million, primarily due to $4.5 million of revenues associated with the coal synfuel facility that began operating at Gibson in 2005. Total Segment Adjusted EBITDA Expense for 2005 increased 28.8% to $346.3 million from $268.8 million in 2004. On a per ton sold basis, 2005 Segment Adjusted EBITDA Expense rose to $21.30 per ton, an increase of 9.0% over the 2004 Segment Adjusted EBITDA Expense per ton of $19.54 per ton. The increase in 2005 Segment Adjusted EBITDA Expense in 2005 compared to 2004 primarily reflects the impact of cost increases described above under consolidated operating expenses and outside purchases, partially offset by the benefit of increased tons produced, which increased 2.2 million tons in 2005 to 15.7 million tons. Segment Adjusted EBITDA for the year 2004 includes $15.2 million reported as the net gain from insurance settlement associated with the Dotiki Fire Incident described below.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (1) to the table above, for 2005 increased $12.6 million, or 43.6%, to $41.6 million as compared to 2004 Segment Adjusted EBITDA of $29.0 million. The increase was primarily attributable to increased coal sales of $10.5 million, reflecting a higher average coal sales price per ton of $47.27 in 2005, an increase of $9.41 per ton over the 2004 average coal sales price per ton, (which contributed $30.6 million of the increase in coal sales) partially offset by a reduction in tons sold in 2005 to 3.2 million tons, a decrease of 0.5 million tons sold from 2004 (resulting in a reduction of coal sales of $20.1 million). Segment Adjusted EBITDA Expense for 2005 decreased 1.8% to $112.3 million from $114.4 million in 2004. On a per ton basis, 2005 Segment Adjusted EBITDA Expense rose by $4.31, or 14.3%, to $34.56 per ton reflecting the impact of cost increases described under consolidated operating expenses above. This increase in per ton expense included the continuing impact of the MC Mining Fire Incident and less favorable mining conditions, which contributed to lower production (0.4 million tons) resulting in fewer tons available for sale, partially offset by lower outside purchases ($3.5 million).

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (1) to the table above, for 2005 decreased $5.1 million, or 12.4%, to $36.0 million as compared to 2004 Segment Adjusted EBITDA of $41.1 million. The decrease was primarily due to higher costs, reflecting less favorable mining conditions at Mettiki (MD) as the D-Mine approached the depletion of its coal reserves. Segment Adjusted EBITDA Expense for 2005 increased 20.0% to $73.1 million as compared to $60.9 million in 2004. On a per ton basis, 2005 Segment Adjusted EBITDA Expense increased 18.3% to $21.95. The impact of higher costs was partially offset by higher coal sales in 2005, which increased $7.1 million to $107.0 million, primarily reflecting a 5.5% increase in the average coal sales price per ton, which rose $1.68 per ton to $32.13 per ton (contributing $5.6 million of the increase in coal sales). The increase in the average sales price per ton primarily reflects coal sales that began in 2005 to a third-party coal synfuel producer.

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Year Ended December 31,
	2005	2004
Segment Adjusted EBITDA	$263,629	$193,426

General & administrative	(33,484)	(45,400)
Depreciation, depletion and amortization	(55,647)	(53,674)
Interest expense	(11,811)	(14,963)
Income taxes	(2,682)	(2,641)

Income before non-controlling interest	$160,005	$76,748

Pattiki Vertical Belt Incident

On June 14, 2005, the ARLP Partnership’s White County Coal Pattiki mine was temporarily idled following the failure of the vertical conveyor belt system (the Vertical Belt Incident) used in conveying raw coal out of the mine. White County Coal surface personnel detected a failure of the vertical conveyor belt on June 14, 2005, and immediately shut down operation of all underground conveyor belt systems. White County Coal’s efforts to repair the vertical belt system progressed sufficiently to allow the Pattiki mine to resume initial production operations on July 21, 2005. Repairs to the vertical belt conveyor system and ancillary equipment have been completed, and production of raw coal has returned to levels that existed prior to the occurrence of the Vertical Belt Incident. The ARLP Partnership’s operating expenses were increased by $2.9 million for the year ended December 31, 2005, to reflect the estimated direct expenses attributable to the Vertical Belt Incident, which estimate included a $1.3 million retirement of the damaged vertical belt equipment. The ARLP Partnership has not identified currently any significant additional costs compared to the original cost estimates. The ARLP Partnership conducted an analysis of a number of possible alternatives to mitigate the losses arising from the Vertical Belt Incident, including review of the Vertical Belt System Design, Supply, and Oversight of Installation Contract (Installation Contract), dated December 7, 2000, between White County Coal and Lake Shore Mining, Inc. (and subsequently assigned to Frontier-Kemper Contractors, Inc. (Frontier-Kemper) by Lake Shore Mining, Inc.). On January 19, 2006, White County Coal filed suit against Frontier-Kemper in the White County, Illinois, Circuit Court, alleging breach of the Installation Contract and seeking to recover damages incurred as a result of the Vertical Belt Incident. That litigation is in the discovery phase, and presently the ARLP Partnership can make no assurance of the amount or timing of recovery, if any. Concurrent with the renewal of the ARLP Partnership’s commercial property (including business interruption) insurance policies effective on October 1, 2006, White County Coal confirmed with the current underwriters of the commercial property insurance coverage that it would not file a formal insurance claim for losses arising from or in connection with the Vertical Belt Incident.

MC Mining Fire

On December 26, 2004, the ARLP Partnership’s MC Mining Excel No. 3 mine was temporarily idled following the occurrence of a mine fire (the MC Mining Fire Incident). The fire was discovered by mine personnel near the bottom of the Excel No. 3 mine slope late in the evening of December 25, 2004. Under a firefighting plan developed by MC Mining, in cooperation with mine emergency response teams from the U.S. Department of Labor’s MSHA and Kentucky Office of Mine Safety and Licensing, the four portals at the Excel No. 3 mine were temporarily capped to deprive the fire of oxygen. A series of boreholes was then drilled into the mine from the surface, and nitrogen gas and foam were injected through the boreholes into the fire area to further suppress the fire. As a result of these efforts, the mine atmosphere was rendered substantially inert, or without oxygen, and the Excel No. 3 mine fire was effectively suppressed. MC Mining then began construction of temporary and permanent barriers designed to completely isolate the mine fire area. Once the construction of the permanent barriers was completed, MC Mining began efforts to repair and rehabilitate the Excel No. 3 mine infrastructure. On February 21, 2005, the repair and rehabilitation efforts had progressed sufficiently to allow initial resumption of production. Coal production has returned to near normal levels, but continues to be adversely impacted by inefficiencies attributable to or associated with the MC Mining Fire Incident.

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

The ARLP Partnership made an initial estimate of certain costs primarily associated with activities relating to the suppression of the fire and the initial resumption of operations. Operating expenses for 2004 were increased by $4.1 million to reflect an initial estimate of certain minimum costs attributable to the MC Mining Fire Incident that are not reimbursable under the ARLP Partnership’s insurance policies due to the application of the 2005 Deductibles and 2005 Co-Insurance.

Following the initial two submittals by the ARLP Partnership to a representative of the underwriters of its estimate of the expenses and losses (including business interruption losses) incurred by MC Mining and other affiliates arising from or in connection with the MC Mining Fire Incident (MC Mining Insurance Claim), on September 15, 2005, the ARLP Partnership filed a third estimate of its expenses and losses, with an update through July 31, 2005. Partial payments of $4.0 million and $12.2 million were received in 2006 and 2005, respectively. These amounts are net of the 2005 Deductibles and 2005 Co-Insurance. The accounting for these partial payments and future payments, if any, made to the ARLP Partnership by the underwriters will be subject to the accounting methodology described below. On March 23, 2006, the ARLP Partnership filed a third partial proof of loss for the period through July 31, 2005 of $4.0 million. The ARLP Partnership continues to evaluate its potential insurance recoveries under the applicable insurance policies in the following areas:

1.	Fire Brigade/Extinguishing/Mine Recovery Expense; Expenses to Reduce Loss; Debris Removal Expenses; Demolition and Increased Cost of Construction; Expediting Expenses; and Extra Expenses incurred as a result of the fire—These expenses and other costs (e.g. professional fees) associated with extinguishing the fire, reducing the overall loss, demolition of certain property and removal of debris, expediting the recovery from the loss, and extra expenses that would not have been incurred by the ARLP Partnership, but for the MC Mining Fire Incident, are being expensed as incurred with related actual and/or estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual cost incurred.

2.	Damage to MC Mining mine property— The net book value of property destroyed of $154,000, was written off in the first quarter of 2005 with a corresponding amount recorded as an estimated insurance recovery, since such recovery is considered probable. Any insurance proceeds from the claims relating to the MC Mining mine property (other than amounts relating to the matters discussed in 1. above) that exceed the net book value of such damaged property are expected to result in a gain. The anticipated gain will be recorded when the MC Mining Insurance Claim is resolved and/or proceeds are received.

3.	MC Mining mine business interruption losses— The ARLP Partnership has submitted to a representative of the underwriters a business interruption loss analysis for the period of December 24, 2004 through July 31, 2005. Expenses associated with business interruption losses are expensed as incurred, and estimated insurance recoveries of such losses are recognized to the extent such recoveries are considered to be probable, up to the actual amount incurred. Recoveries in excess of actual costs incurred will be recorded as gains when the MC Mining Insurance Claim is resolved and/or proceeds are received.

Pursuant to the accounting methodology described above, the ARLP Partnership has recorded as an offset to operating expenses, $0.4 million and $10.7 million in 2006 and 2005, respectively, from the $16.2 million of partial payments described above. These amounts represent the current estimated insurance recovery of actual costs incurred, net of the 2005 Deductibles and 2005 Co-Insurance. The remaining $5.1 million of partial payments are included in other current liabilities in our consolidated financial statements as of December 31, 2006, and cannot be recognized as a gain until the claim is settled. The ARLP Partnership continues to discuss the MC Mining Insurance Claim and the determination of the total claim amount with representatives of the underwriters. The MC Mining Insurance Claim will continue to be developed as additional information becomes available and the ARLP Partnership has completed its assessment of the losses (including the methodologies associated therewith) arising from or in connection with the MC Mining Fire Incident. At this time, based on the magnitude and complexity of the MC Mining Insurance Claim, the ARLP Partnership is unable to reasonably estimate the total amount of the MC Mining Insurance Claim as well as its exposure, if any, for amounts not covered by the ARLP Partnership’s insurance program.

Dotiki Mine Fire

On February 11, 2004, the ARLP Partnership’s Webster County Coal Dotiki mine was temporarily idled for a period of twenty-seven calendar days following the occurrence of a mine fire that originated with a diesel supply tractor (Dotiki Fire Incident). As a result of the firefighting efforts of MSHA, Kentucky Department of Mines and Minerals, and Webster County Coal personnel, Dotiki successfully extinguished the fire and totally isolated the affected area of the mine behind permanent barriers. Initial production resumed on March 8, 2004. For the Dotiki Fire Incident, the ARLP Partnership had commercial property insurance that provided coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations.

On September 10, 2004, the ARLP Partnership filed a third and final proof of loss with the applicable insurance underwriters reflecting a settlement of all expenses, losses and claims incurred by Webster County Coal and other affiliates arising from or in connection with the Dotiki Fire Incident in the aggregate amount of $27.0 million, inclusive of a $1.0 million self-retention of initial loss, a $2.5 million deductible and 10% co-insurance.

During 2004, the ARLP Partnership recorded as an offset to operating expenses $5.9 million and a combined net gain of approximately $15.2 million for damage to the property destroyed, interruption of business operations (including profit recovery), and extra expenses incurred to minimize the period and total cost of disruption to operations associated with the Dotiki Fire Incident.

Ongoing Acquisition Activities

Consistent with its business strategy, from time-to-time the ARLP Partnership engages in discussions with potential sellers regarding possible acquisitions of certain assets and/or companies by the ARLP Partnership.

Liquidity and Capital Resources

Liquidity

Our only cash generating assets consist of our limited and general partnership interests in the ARLP Partnership, including incentive distribution rights, from which we receive quarterly distributions. We currently have no independent operations separate from those of the ARLP Partnership. We rely on distributions from the ARLP Partnership to fund any of our cash requirements.

The ARLP Partnership generally satisfies its working capital requirements and funds its capital expenditures and debt service obligations from cash generated from operations and borrowings under its revolving credit facility. The ARLP Partnership believes that the cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. The ARLP Partnership’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry, some of which are beyond its control.

The ARLP Partnership earns a material amount of income by supplying three coal synfuel facilities with coal feedstock. For 2006, the incremental net income benefit from the combination of the various coal synfuel-related agreements was approximately $26.4 million, assuming that coal pricing would not have increased without the availability of synfuel. The ARLP Partnership has previously entered into agreements with the owners of these coal synfuel production facilities: (1) SSO, related to its coal synfuel facility located at the ARLP Partnership’s Warrior mining complex in Hopkins County, Kentucky; (2) PCIN, related to its coal synfuel facility located at the ARLP Partnership’s Gibson mining complex in Gibson County, Indiana; and (3) Mt. Storm Coal Supply, related to its coal synfuel facility located at VEPCO’s Mt. Storm Power Station, which is adjacent to the ARLP Partnership’s Mettiki complex in Garrett County, Maryland. SSO, PCIN, and Mt. Storm Coal Supply are collectively referred to below as Coal Synfuel Owners.

The ARLP Partnership receives revenues from coal sales, rental, marketing and other services provided to the Coal Synfuel Owners pursuant to various long-term agreements associated with their respective coal synfuel facilities. Each of these agreements, which expire on December 31, 2007, is dependent on the ability of the Coal Synfuel Owners to use certain qualifying federal income tax credits available to their respective coal synfuel facilities and are subject to early cancellation if the synfuel tax credits become unavailable due to a rise in the price of domestic crude oil or otherwise. Pursuant to the ARLP Partnership’s agreements with the Coal Synfuel Owners, it is not obligated to make retroactive adjustments or reimbursements if synfuel credits are disallowed.

Due to the increase in wellhead price of domestic crude oil, the operational status of the ARLP Partnership’s synfuel operations during 2006 was sporadic. As of the date of this report, each of the ARLP Partnership’s Coal Synfuel Owners is operating and is currently producing coal synfuel. Each of the Coal Synfuel Owners has advised the ARLP Partnership that future operation of its respective synfuel facility is dependent on the future price of crude oil. During the suspension of operations at the coal synfuel production facilities located at Warrior, Gibson and Mettiki, respectively, the ARLP Partnership sold coal directly to the Coal Synfuel Owners’ customers under “back-up” coal supply agreements, which automatically provide for the sale of the ARLP Partnership’s coal in the event these customers do not purchase coal synfuel.

One of the states in which the ARLP Partnership operates, Maryland, has established a statutory framework for tax credits against income or franchise taxes, which tax credit has benefited, directly or indirectly, coal operators or customers purchasing coal produced from mines within that state. The ARLP Partnership’s indirect benefit of the

Maryland tax credit was $7.3 million for the year ended December 31, 2006. Although this tax credit is not set to expire by its terms in the near future, recent legislative and interpretive changes, as well as the ARLP Partnership’s reduced coal production in Maryland, likely will delay and reduce the amount of the benefit, if any, of the tax credit to the ARLP Partnership in 2007. In addition, legislation may be proposed in the future that would eliminate the credit.

Crude oil and natural gas prices have increased significantly since 2003. These increases have not had a material direct impact on the ARLP Partnership’s financial results since its direct purchases of crude oil based fuel and natural gas does not represent a significant percentage of the ARLP Partnership’s operating expenses. Higher crude oil and natural gas prices have also resulted in increases to the cost of goods, services and equipment provided to the ARLP Partnership and therefore indirectly impacted its financial results. The ARLP Partnership can provide no assurance that it will be able to pass the impact of these direct or indirect cost increases through to its customers.

Cash Flows

Cash provided by operating activities was $249.2 million in 2006, compared to $193.6 million in 2005. The increase in cash provided by operating activities was attributable principally to an increase in net income combined with a favorable change in operating assets and liabilities in 2006 compared to an unfavorable change in 2005. The principal difference in the change in operating assets and liabilities in 2006 as compared to 2005 relates to a reduced use of cash in 2006 compared to 2005 associated with trade receivables. The change in trade receivables was partially offset by a reduced change in accounts payable.

Net cash used in investing activities was $137.7 million in 2006, compared to $110.2 million in 2005. The increase in cash used in investing activities is primarily attributable to an increase in capital expenditures associated with our Elk Creek and Mountain View mines, the River View acquisition, the Gibson rail loop project and additional reserves acquired in Eastern Kentucky. This increase in capital expenditures was partially offset by increased proceeds from marketable securities, net of marketable securities purchases, during 2006.

Net cash used in financing activities was $106.6 million for 2006 compared to $82.6 million for 2005. The increase, which is net of 2006 IPO proceeds, was primarily attributable to increased distributions by us in 2006 to AHGP common unitholders following the IPO.

ARLP Partnership has various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated reclamation and mine closing costs, capital project commitments, and pension funding. We expect the ARLP Partnership to fund these commitments with cash generated from operations, proceeds from the sale of marketable securities, and borrowings under its revolving credit facility. The following table provides details regarding the ARLP Partnership’s contractual cash obligations as of December 31, 2006 (in thousands):

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$144,000	$18,000	$36,000	$36,000	$54,000
Future interest obligations on long-term debt	53,849	11,966	19,446	13,462	8,975
Operating leases	13,872	3,920	6,527	3,425	—
Capital leases(1)	2,947	485	969	962	531
Reclamation obligations (excluding discount effect of $47.5 million for reclamation liability)	98,434	3,070	4,449	3,887	87,028
Purchase obligations for capital projects	15,227	15,227	—	—	—
Coal purchase commitments	25,249	25,249	—	—	—

	$353,578	$77,917	$67,391	$57,736	$150,534

(1)	Includes amounts classified as interest and maintenance cost.

The ARLP Partnership expects to contribute $1.2 million to the defined benefit pension plan (Pension Plan) during 2007. The ARLP Partnership estimates its income tax cash requirements to be approximately $2.8 million in 2007.

Off-Balance Sheet Arrangements

In the normal course of business, the ARLP Partnership is a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

The ARLP Partnership uses a combination of surety bonds and letters of credit to secure its financial obligations for reclamation, workers’ compensation and other obligations as follows as of December 31, 2006 (dollars in thousands):

	Reclamation Obligation	Workers’ Compensation Obligation	Other	Total
Surety bonds	$56,088	$—	$1,936	$58,024
Letters of credit	—	15,322	22,048	37,370

Capital Expenditures

Capital expenditures increased to $188.6 million in 2006 compared to $119.9 million in 2005. See discussion of “Cash Flows” above concerning the increase in capital expenditures.

The ARLP Partnership currently projects that its average annual maintenance capital expenditures will be approximately $2.75 per ton. The ARLP Partnership’s anticipated total capital expenditures for 2007 are $100.0 to $115.0 million. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which it has limited control, as well as its financial condition and results of operations. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows, and sources of financing that it expects will be available to it, the ARLP Partnership does not expect that it will experience any significant liquidity constraints in the foreseeable future.

Insurance

During September 2006, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2006. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry and the ARLP Partnership’s recent insurance claims history (e.g., MC Mining Fire Incident and Dotiki Fire Incident). As a result, the ARLP Partnership has elected to retain a participating interest along with its insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program representing 35% of the primary $30.0 million layer and 2.5% of the second layer representing $20.0 million in excess of the $30.0 million primary layer. The ARLP Partnership does not participate in the third layer of $25.0 million in excess of $50.0 million.

The 14.7% participation rate for this year’s renewal exceeds the approximate 10% participation level from last year. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of its participation, the ARLP Partnership would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. As a result of the ARLP Partnership’s increased participation in the property program and higher deductible levels, property premiums paid to the insurance carriers were reduced by approximately 14.5%. Neither we nor the ARLP Partnership can make any assurances that the ARLP Partnership will not experience significant insurance claims in the future, which, as a result of its level of participation in the commercial property program, could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

Debt Obligations

Alliance Holdings GP, L.P.

At the closing of our IPO, we entered into a $5.0 million revolving credit facility (AHGP Credit Facility) with C-Holdings, which owns 100% of the members interest of AGP and is controlled by Joseph W. Craft, III. The AHGP Credit Facility is available to us for our general partnership purposes. Borrowings under the facility will mature on March 31, 2007 and will bear interest at London Interbank Offered Rate (LIBOR) plus 2.0%. We are required to pay a commitment fee to C-Holdings on the unused portion of the AHGP Credit Facility of 0.3% annually. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. At December 31, 2006, we had no borrowings outstanding under the AHGP Credit Facility.

On March 12, 2007, the board of directors of our general partner approved an extension of the AHGP Credit Facility. Under the terms of the amendment, the AHGP Credit Facility was reduced to $2.0 million and will mature on March 31, 2008. Borrowings under the facility, as extended, will continue to bear interest at LIBOR plus 2.0%, but we will no longer be required to pay a commitment fee to C-Holdings on the unused portion of the facility.

Alliance Resource Partners, L.P.

The Intermediate Partnership has $144.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in eight remaining equal annual installments of $18.0 million beginning in August 2005 with interest payable semi-annually (ARLP Senior Notes). On April 13, 2006, the Intermediate Partnership entered into a $100.0 million revolving credit facility (ARLP Credit Facility), which expires in 2011. The ARLP Credit Facility replaced an $85.0 million credit facility that would have expired September 2006. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of our Intermediate Partnership, as computed from time to time. The initial applicable margin for borrowings under the ARLP Credit Facility is 0.875% with respect to LIBOR borrowings. Letters of credit can be issued under the ARLP Credit Facility not to exceed $50.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At December 31, 2006, the ARLP Partnership had letters of credit of $10.8 million outstanding under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility at December 31, 2006.

The ARLP Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The ARLP Senior Notes and ARLP Credit Facility contain various restrictive and affirmative covenants, affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal based on a ratio of the amount of total mineable tons controlled by the Intermediate Partnership relative to its annual production. The ARLP Credit Facility limits the amount of total operating lease obligations to $15.0 million payable in any period of 12 consecutive months. In addition, the ARLP Senior Notes and the ARLP Credit Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of both the ARLP Credit Facility and ARLP Senior Notes at December 31, 2006.

The ARLP Partnership has previously entered into and has maintained specific agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure our obligations for reclamation liabilities and workers’ compensation benefits. At December 31, 2006, the ARLP Partnership had $26.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

Critical Accounting Policies

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. From our summary of significant accounting policies included in “Item 8. Financial Statements and Supplementary Data”, we have identified the following accounting policies that require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material. Non-coal sales revenues primarily consist of rental and service fees associated with agreements to host and operate third-party coal synfuel facilities and to assist with the coal synfuel marketing and other related services. These non-coal sales revenues are recognized as the services are performed. Transportation revenues are recognized in connection with incurring the corresponding costs of transporting coal to customers through third-party carriers for which the ARLP Partnership is directly reimbursed through customer billings.

Long-Lived Assets

We review the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of impairment is measured by the difference between the carrying value and the fair value of the asset. The AHGP Partnership has not recorded an impairment loss for any of the periods presented.

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized over the estimated life of the mine. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.

Reclamation and Mine Closing Costs

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan. The ARLP Partnership records the liability for the estimated cost of future mine reclamation and closing procedures on a present value basis when incurred, and the associated cost is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. The ARLP Partnership has accrued liabilities of $50.9 million and $41.3 million for these costs at December 31, 2006 and 2005, respectively. The liability for mine reclamation and closing procedures is sensitive to changes in cost estimates and estimated mine lives. For additional information on our reclamation and mine closing costs, please read “Item 8. Financial Statements and Supplementary Data. – Note 15. Reclamation and Mine Closing Costs.”

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. The ARLP Partnership generally provides for these claims through self-insurance programs. The liability for traumatic injury claims is the estimated present value of current workers’ compensation benefits, based on an annual independent actuarial study. The actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. The ARLP Partnership has accrued liabilities of $45.7 million and $37.0 million for these costs at December 31, 2006 and 2005, respectively. A one-percentage-point reduction in the discount rate would have increased the liability at December 31, 2006 approximately $3.0 million, which would have a corresponding increase in operating expenses.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker’s pneumoconiosis or “black lung”. The ARLP

Partnership provides for these claims through self-insurance programs. The ARLP Partnership’s estimated black lung liability is based on an annual actuarial study performed by an independent actuary. The actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The ARLP Partnership has accrued liabilities of $26.8 million and $23.8 million for these benefits at December 31, 2006 and 2005, respectively. A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2006 by approximately $0.9 million. Under the service cost method used to estimate the ARLP Partnership’s black lung benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

Related Party Transactions

ARLP Omnibus Agreement

Pursuant to the terms of the ARLP Amended Omnibus Agreement, AHGP agreed, and caused its controlled affiliates to agree, for so long as management controls the MGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the MGP board of directors with the concurrence of its conflicts committee, elects to cause ARLP not to pursue such opportunity or acquisition. The ARLP Amended Omnibus Agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises AHGP that it has abandoned the pursuit of such business opportunity, and AHGP may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business owned or operated by AHGP and its affiliates at the closing of the IPO, any acquisition by AHGP or its affiliates, the majority value of which does not constitute a restricted business, provided ARLP is offered the opportunity to purchase the restricted business following its acquisition, or any business conducted by AHGP or its affiliates with the approval of MGP’s board of directors or its conflicts committee.

Registration Rights

In connection with the Contribution Agreement, we agreed to register for sale under the Securities Act and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates. These registration rights require us to file one registration statement for each of these groups. We also agreed to include any securities held by SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions. We are obligated to pay all expenses incidental to the registration, excluding underwriting discounts and commissions. These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to AGP by its affiliates. The amounts billed by AGP include $113,000 from May 15, 2006 to December 31, 2006 for costs principally related to the Directors Annual Retainer and Deferred Compensation Plan.

C-Holdings

At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Joseph W. Craft, III, as the lender. The AHGP Credit Facility is available to us for our general partnership purposes. Borrowings under the facility will mature on March 31, 2007 and will bear interest at LIBOR plus 2.0%. We are required to pay a commitment fee to C-Holdings on the unused portion of the AHGP Credit Facility of 0.3% annually. At December 31, 2006, we had no borrowings outstanding under the AHGP Credit Facility. From May 15, 2006 to December 31, 2006, we incurred interest expense to C-Holdings of $18,000 and commitment fees of $8,000.

On March 12, 2007, the board of directors of our general partner approved an extension of the AHGP Credit Facility. Under the terms of the amendment, the AHGP Credit Facility was reduced to $2.0 million and will mature on March 31, 2008. Borrowings under the facility, as extended, will continue to bear interest at LIBOR plus 2.0%, but we will no longer be required to pay a commitment fee to C-Holdings on the unused portion of the facility.

The ARLP Partnership’s Related-Party Transactions

The board of directors of MGP and its conflicts committee review each of the ARLP Partnership’s related-party transactions to determine that each such transaction reflects market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the board of directors of MGP and its conflicts committee approved each of the transactions described below as fair and reasonable to the ARLP Partnership and its limited partners.

River View Coal, LLC Acquisition

In April 2006, the ARLP Partnership acquired 100% of the membership interest in River View for approximately $1.65 million from ARH. At the time, River View had the right to purchase certain assets, including additional coal reserves, surface properties, facilities and permits from an unrelated party, for $4.15 million plus an overriding royalty on all coal mined and sold by River View from certain of the leased properties included in the assets. In April 2006, River View purchased such assets and assumed reclamation liabilities of $2.9 million. River View controls, through coal leases or direct ownership, approximately 110.0 million tons of high-sulfur coal reserves in the No. 7, No. 9 and No. 11 coal seams located in Union County, Kentucky.

Tunnel Ridge, LLC Acquisition

In January 2005, the ARLP Partnership acquired 100% of the limited liability company member interests of Tunnel Ridge for approximately $500,000 and the assumption of reclamation liabilities from ARH. Tunnel Ridge controls, through a coal lease agreement with SGP, an estimated 70 million tons of high-sulfur coal in the Pittsburgh No. 8 coal seam underlying approximately 9,400 acres of land located in Ohio County, West Virginia and Washington County, Pennsylvania. Under the terms of the coal lease, beginning on January 1, 2005, Tunnel Ridge has paid and will continue to pay SGP an advance minimum royalty of $3.0 million per year. The advance royalty payments are fully recoupable against earned royalties.

Because the River View and Tunnel Ridge acquisitions were between entities under common control, they have been accounted for at historical cost.

Administrative Services

In connection with the closing of our IPO, we entered into an Administrative Services Agreement between ARLP and its Intermediate Partnership, MGP, AGP and ARH II, the indirect parent of SGP. Under the Administrative Services Agreement, certain personnel of the ARLP Partnership, including executive officers, are providing administrative services to us, MGP, AGP and ARH II and their respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $620,000, for the year ended December 31, 2006.

SGP Land, LLC

Webster County Coal has a mineral lease and sublease with SGP Land, LLC (SGP Land), a subsidiary of SGP, requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid royalties of $3,005,000, $3,449,000 and $4,611,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, Webster County Coal has recouped, against earned royalties otherwise due, all but $2,629,000 of the advance minimum royalty payments made under the lease.

Warrior has a mineral lease and sublease with SGP Land. Under the terms of the lease, Warrior paid in arrears an annual minimum royalty of $2,270,000 until $15,890,000 of cumulative annual minimum and/or earned royalty payments were paid. The annual minimum royalty periods extend from October 1st through the end of the following September 30, expiring September 30, 2007. In 2006, Warrior’s cumulative total of annual minimum royalties and/or earned royalty payments exceeded $15,890,000, therefore the annual minimum royalty payment of $2,270,000 is no longer required. Warrior paid royalties of $5,061,000, $3,627,000 and $2,561,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, Warrior has recouped, against earned royalties otherwise due, all advance minimum royalty payments made in accordance with these lease terms.

Hopkins County Coal has a mineral lease and sublease with SGP Land encompassing the Elk Creek reserves, and the parties also entered into a Royalty Agreement (collectively, the Coal Lease Agreements) in connection therewith. The Coal Lease Agreements extend through December 2015, with the right to renew for successive one-year periods for as long as Hopkins County Coal is mining within the coal field, as such term is defined in the Coal Lease Agreements. The Coal Lease Agreements provide for five annual minimum royalty payments of $684,000 beginning in December 2005. The annual minimum royalty payments, together with cumulative option fees of $3.4 million previously paid prior to December 2005 by Hopkins County Coal, are fully recoupable against future earned royalty payments. Hopkins County Coal paid advance minimum royalties and/or option fees of $684,000 during each of the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, $4,369,000 of advance minimum royalties and/or option fees paid under the Coal Lease Agreements is available for recoupment, and management expects that it will be recouped against future production.

Under the terms of the mineral lease and sublease agreements described above, Webster County Coal, Warrior and Hopkins County Coal also reimburse SGP Land for its base lease obligations. We reimbursed SGP Land $5,038,000, $6,379,000 and $5,428,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for the base lease obligations. As of December 31, 2006, Webster County Coal, Warrior and Hopkins County Coal have recouped, against earned royalties otherwise due base lessors by SGP Land, all advance minimum royalty payments paid by SGP Land to the base lessors in accordance with the terms of the base leases (and reimbursed by Webster County Coal, Warrior and Hopkins County Coal), except for $323,000.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $300,000 until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $300,000 and $600,000 during the years ended December 31, 2006 and 2005, respectively (the 2004 annual minimum royalty obligation of $300,000 was paid in January 2005 rather than in December 2004). As of December 31, 2006, $900,000 of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP

As noted above, in January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH. In connection with this acquisition the ARLP Partnership assumed a coal lease with SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty obligation of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of 2006 and 2005, which management expects will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $240,000. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $240,000 for each of the years ended December 31, 2006 and 2005.

The ARLP Partnership has a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson mining complex. Under the terms of the lease, the ARLP Partnership will make monthly payments of approximately $216,000 through January 2011. Lease expense incurred for each of the three years in the period ended December 31, 2006 was $2,595,000.

The ARLP Partnership previously entered into and has maintained agreements with two banks to provide letters of credit in an aggregate amount of $31.0 million. At December 31, 2006, the ARLP Partnership had $26.6 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. Historically, the ARLP Partnership has compensated SGP for a guarantee fee equal to 0.30% per annum of the face amount of the letters of credit outstanding. During 2003, SGP agreed to waive the guarantee fee in exchange for a parent guarantee from the Intermediate Partnership and Alliance Coal on the mineral leases and subleases with Webster County Coal and Warrior described above. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and does not impact our consolidated financial statements.

Accruals of Other Liabilities

We had accruals for other liabilities, including current obligations, totaling $146.2 million and $115.5 million at December 31, 2006 and 2005. These accruals were chiefly comprised of workers’ compensation benefits, black lung benefits, and costs associated with reclamation and mine closings. These obligations are self-insured. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, our results of operations may be significantly affected by changes to these liabilities. Please see “Item 8. Financial Statements and Supplementary Data. – Note 15. Reclamation and Mine Closing Costs and Note 16. Pneumoconiosis (“Black Lung”) Benefits.”

Pension Plan

The ARLP Partnership maintains a Pension Plan, which covers employees at certain of the ARLP Partnership’s mining operations.

The ARLP Partnership’s pension expense was approximately $3,243,000 and $3,006,000 for the years ended December 31, 2006 and 2005, respectively. The pension expense is based upon a number of actuarial assumptions, including an expected long-term rate of return on the Pension Plan assets of 8.0% and 8.0% and discount rates of 5.60% and 5.75% for the years ended December 31, 2006 and 2005, respectively. The ARLP Partnership’s actual return on plan assets was 12.2% and 7.2% for the years ended December 31, 2006 and 2005, respectively. Additionally, the ARLP Partnership bases its determination of pension expense on an unsmoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.

In developing its expected long-term rate of return assumption, the ARLP Partnership evaluated input from its investment manager, including their review of asset class return, expectations by economists, and an independent actuary. The ARLP Partnership’s advisors base the projected returns on broad equity and bond indices. At December 31, 2006, the ARLP Partnership’s expected long-term rate of return assumption was 7.75% determined by the above factors and based on an asset allocation assumption of 80.0% with equity securities, with an expected long-term rate of return of 10.4%, and 20.0% with fixed income securities, with an expected long-term rate of return of 5.3%. The Pension Plan trustee regularly reviews the ARLP Partnership’s actual asset allocation in accordance with its investment guidelines and periodically rebalances its investments to the targeted allocation when considered appropriate. ARLP’s investment committee annually reviews the asset allocation with the compensation committee of MGP.

The discount rate that the ARLP Partnership utilizes for determining its future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. The ARLP Partnership has historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate. The duration of the bonds that comprise this index is comparable to the duration of the benefit obligation in the Pension Plan. The discount rate determined on this basis decreased from 5.60% at December 31, 2005 to 5.55% at December 31, 2006.

The ARLP Partnership estimates that its Pension Plan expense and cash contributions will be approximately $3,274,000 and $1,200,000, respectively, in 2007. Future actual pension expense and contributions will depend on future investment performance, changes in future discount rates and various other factors related to the employees participating in the Pension Plan.

Lowering the expected long-term rate of return assumption by 1.0% (from 8.0% to 7.0%) at December 31, 2005 would have increased our pension expense for the year ended December 31, 2006 by approximately $286,000. Lowering the discount rate assumption by 0.5% (from 5.60% to 5.10%) at December 31, 2005 would have increased our pension expense for the year ended December 31, 2006 by approximately $517,000.

Inflation

Generally, inflation in the U.S. has been relatively low in recent years. However, over the course of the last three years, the ARLP Partnership’s results have been significantly impacted by price inflation as it relates to many of the components of its operating expenses such as fuel, steel, maintenance expense and labor. If the prices for which the ARLP Partnership sells its coal do not increase in step with rising costs, the ARLP Partnership’s margins will be reduced.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, Paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, Chapter 4, Paragraph 5 of ARB No. 43, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 on January 1, 2006 did not have a material impact on our consolidated financial statements.

Effective January 1, 2006, the ARLP Partnership adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the “modified prospective” transition method. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method permitted by SFAS No. 123R, compensation cost is recognized in the financial statements beginning with the effective date, of all share-based payments granted after that date, and based on the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for all unvested awards granted prior to the effective date of SFAS No. 123R. The requirements of SFAS No. 123R, under the “modified retrospective” method, are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The ARLP Partnership used the modified prospective method of adoption provided under SFAS No. 123R and, therefore, did not restate prior period results.

Prior to the adoption of SFAS No. 123R, the ARLP Partnership accounted for compensation expense attributable to the non-vested restricted common units granted under the ARLP LTIP using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and the related FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Compensation cost for the restricted common units was recorded on a pro-rata basis, as appropriate given the “cliff vesting” nature of the grants, based upon the current market value of the ARLP common units at the end of each period. Because the ARLP Partnership had previously expensed share-based payments using the current market value of the ARLP common units at the end of each period, the adoption of SFAS No. 123R did not have a material impact on our consolidated results of operations.

In March 2005, the FASB issued EITF No. 04-6, Accounting for Stripping Costs in the Mining Industry, and concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF No. 04-6 does not address the accounting for stripping costs incurred during the pre-production phase of a mine. EITF No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005 with early adoption permitted. The effect of initially applying this consensus would be accounted for in a manner similar to a cumulative-effect adjustment. Since the ARLP Partnership has historically adhered to the accounting principles similar to EITF No. 04-6 in accounting for stripping costs incurred at its surface operation, the adoption of EITF No. 04-6, on January 1, 2006, did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of

America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The AHGP Partnership is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 requirements to recognize the funded status of a benefit plan and new disclosure requirements are effective as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Other than the reclass of accrued pension benefits from current to long-term liabilities, the adoption of SFAS No. 158 did not have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective as of December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In December 2006, the FASB issued Financial Staff Position (FSP) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The ARLP Partnership has significant long-term coal supply agreements. Virtually all of the long-term coal supply agreements are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to principally reflect changes in specified price indices or items such as taxes, royalties or actual production costs. For additional discussion of coal supply agreements, please see “Item 1. Business. – Coal Marketing and Sales” and “Item 8. Financial Statements and Supplementary Data. – Note 20. Concentration of Credit Risk and Major Customers.”

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars, and as a result, neither we nor the ARLP Partnership has material exposure to currency exchange-rate risks. At the current time, the ARLP Partnership does not have any interest rate, foreign currency exchange rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. The ARLP Partnership’s earnings are not materially affected by changes in interest rates. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility during 2006 or at December 31, 2006.

AHGP had no borrowings outstanding under the AHGP Credit Facility at December 31, 2006.

The table below provides information about the ARLP Partnership’s market sensitive financial instruments and constitutes a “forward-looking statement.” The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2006 and 2005. The carrying amounts and fair values of financial instruments are as follows (in thousands):

Expected Maturity Dates as of December 31, 2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value December 31, 2006
ARLP Senior Notes fixed rate	$18,000	$18,000	$18,000	$18,000	$18,000	$54,000	$144,000	$156,179
Weighted Average interest rate	8.31%	8.31%	8.31%	8.31%	8.31%	8.31%

Expected Maturity Dates as of December 31, 2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value December 31, 2005
ARLP Senior Notes fixed rate	$18,000	$18,000	$18,000	$18,000	$18,000	$72,000	$162,000	$176,254
Weighted Average interest rate	8.31%	8.31%	8.31%	8.31%	8.31%	8.31%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the

General Partner and the Partners of

Alliance Holdings GP, L.P.:

We have audited the accompanying consolidated balance sheets of Alliance Holdings GP, L.P. and subsidiaries (the “AHGP Partnership”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and Partners’ capital and comprehensive income for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the AHGP Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The AHGP Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the AHGP Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the AHGP Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
March 15, 2007

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In thousands, except unit data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,069	$32,072
Trade receivables, net	96,558	94,495
Other receivables	3,378	2,330
Due from affiliates	25	—
Marketable securities	260	49,242
Inventories	20,224	17,270
Advance royalties	4,629	2,952
Prepaid expenses and other assets	8,419	8,934

Total current assets	170,562	207,295
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	819,991	635,086
Less accumulated depreciation, depletion and amortization	(383,284)	(330,672)

Total property, plant and equipment-net	436,707	304,414
OTHER ASSETS:
Advance royalties	22,135	16,328
Other long-term assets	6,091	4,733

Total other assets	28,226	21,061

TOTAL ASSETS	$635,495	$532,770

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$58,513	$53,597
Due to affiliates	1,289	1,539
Accrued taxes other than income taxes	14,618	13,177
Accrued payroll and related expenses	14,698	14,517
Accrued pension benefit	—	7,588
Accrued interest	4,264	4,855
Workers’ compensation and pneumoconiosis benefits	7,704	7,740
Current portion, accrued long-term incentive plan	—	5,088
Current capital lease obligation	339	—
Other current liabilities	13,964	5,120
Current maturities, long-term debt	18,000	18,000

Total current liabilities	133,389	131,221

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	126,000	144,000
Pneumoconiosis benefits	26,315	23,293
Accrued pension benefit	6,191	—
Workers’ compensation	38,488	30,050
Reclamation and mine closing	47,825	38,716
Long-term capital lease obligation	1,512	—
Minority interest	839	—
Other liabilities	6,610	9,636

Total long-term liabilities	253,780	245,695

Total liabilities	387,169	376,916

NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP:
Affiliate	(303,823)	(303,837)
Non-affiliate	324,784	270,090

Total non-controlling interest	20,961	(33,747)
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 59,863,000 and 47,363,000 units outstanding, respectively	234,321	196,622
Unrealized loss on marketable securities	—	(68)
Accumulated other comprehensive income/minimum pension liability	(6,956)	(6,953)

Total Partners’ capital	227,365	189,601

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$635,495	$532,770

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2006	2005	2004
SALES AND OPERATING REVENUES:
Coal sales	$895,823	$768,958	$599,399
Transportation revenues	39,879	39,069	29,817
Other sales and operating revenues	31,540	30,691	24,073

Total revenues	967,242	838,718	653,289

EXPENSES:
Operating expenses	627,756	521,488	436,471
Transportation expenses	39,879	39,069	29,817
Outside purchases	19,213	15,113	9,913
General and administrative	32,152	33,484	45,400
Depreciation, depletion and amortization	66,497	55,647	53,674
Net gain from insurance settlement	—	—	(15,217)

Total operating expenses	785,497	664,801	560,058

INCOME FROM OPERATIONS	181,745	173,917	93,231
Interest expense (net of interest capitalized of $1,558, $566 and $-, respectively)	(12,204)	(14,617)	(15,816)
Interest income	3,019	2,806	853
Other income	930	581	1,121

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECTIVE OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	173,490	162,687	79,389
INCOME TAX EXPENSE	3,013	2,682	2,641

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	170,477	160,005	76,748
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	112	—	—
MINORITY INTEREST	161	—	—

INCOME BEFORE NON-CONTROLLING INTEREST	170,750	160,005	76,748
Affiliate non-controlling interest in consolidated partnership’s net income	(30)	(30)	(15)
Non-affiliate non-controlling interest in consolidated partnership’s net income	(85,011)	(84,348)	(41,516)

NET INCOME	$85,709	$75,627	$35,217

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$1.55	$1.60	$0.74

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.33785	$—	$—

WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING – BASIC AND DILUTED	55,445,192	47,363,000	47,363,000

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,709	$75,627	$35,217
Adjustments to reconcile net income to net cash provided by operating activities:
Affiliate non-controlling interest in consolidated partnership’s net income	30	30	15
Non-affiliate non-controlling interest in consolidated partnership’s net income	85,011	84,348	41,516
Depreciation, depletion and amortization	66,497	55,647	53,674
Cumulative effect of accounting change	(112)	—	—
Long-term incentive plan	4,112	8,193	20,320
Reclamation and mine closings	2,101	1,918	1,622
Coal inventory adjustment to market	319	573	488
Net (gain)/loss on sale of property, plant and equipment	(1,188)	179	(332)
Loss on retirement of damaged vertical belt equipment	—	1,298	—
Minority interest	(161)	—	—
Other	1,119	580	587
Changes in operating assets and liabilities:
Trade receivables	(2,051)	(37,528)	(20,593)
Other receivables	(1,048)	(693)	294
Inventories	(3,851)	(4,004)	200
Prepaid expenses and other assets	563	(4,584)	(913)
Advance royalties	(6,484)	(4,396)	(1,307)
Accounts payable	2,187	13,144	8,644
Due to affiliates	(275)	(3,485)	(6,632)
Accrued taxes other than income taxes	1,441	2,432	370
Accrued payroll and related benefits	181	933	1,169
Pneumoconiosis benefits	3,022	3,460	2,702
Workers’ compensation	8,402	4,715	3,849
Other	3,715	(4,761)	4,300

Total net adjustments	163,530	117,999	109,973

Net cash provided by operating activities	249,239	193,626	145,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment
Capital expenditures	(188,630)	(119,881)	(54,713)
Changes in accounts payable and accrued liabilities	2,776	9,364	—
Proceeds from sale of property, plant and equipment	1,401	198	687
Purchase of marketable securities	(19,447)	(63,448)	(49,271)
Proceeds from marketable securities	68,497	63,589	23,537
Proceeds from assumption of liability	—	—	2,112
Payments for acquisition of business	(2,289)	—	—

Net cash used in investing activities	(137,692)	(110,178)	(77,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(18,000)	(18,000)	—
Borrowings under debt agreements	500	—	—
Payments under debt agreements	(500)	—	—
Payment of debt issuance cost	(690)	—	—
Equity contribution received by Mid-American Carbonates	1,000	—	—
Contributions by consolidated partnership from affiliate non-controlling interest	2	1	3
Distributions paid by consolidated partnership to affiliate non-controlling interest	(18)	(13)	(9)
Distributions paid by consolidated partnership to non-affiliate non-controlling interest	(40,834)	(32,687)	(25,184)
Distributions to Partners	(339,310)	(31,861)	(21,337)
Net proceeds from issuance of common units in initial public offering	291,300	—	—

Net cash used in financing activities	(106,550)	(82,560)	(46,527)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,997	888	21,015
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,072	31,184	10,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,069	32,072	$31,184

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Cash paid for interest	$13,786	$15,160	$15,229

Cash paid for taxing authorities	$3,045	$3,025	$2,150

NON-CASH ACTIVITY:
Purchase of property, plant and equipment	$12,140	$9,364	$—

Asset acquired by capital lease	$1,862	$—	$—

Market value of common units issued by ARLP to Long-Term Incentive Plan participants upon vesting	$—	$6,988	$13,680

Common units of ARLP contributed by AHGP and retired by ARLP	$222	$—	$265

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(In thousands, except unit data)

	Number of Limited Partner Units	Limited Partners’ Capital	Unrealized Gain(Loss)	Minimum Pension Liability/ Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at January 1, 2004	47,363,000	$138,976	$(102)	$(3,789)	$135,085
Comprehensive income:
Net income	—	35,217	—	—	35,217
Unrealized gain	—	—	48	—	48
Minimum pension liability	—	—	—	(1,333)	(1,333)

Total comprehensive income	—	35,217	48	(1,333)	33,932
Distribution to Partners	—	(21,337)	—	—	(21,337)

Balance at December 31, 2004	47,363,000	152,856	(54)	(5,122)	147,680
Comprehensive income:
Net income	—	75,627	—	—	75,627
Unrealized gain	—	—	(14)	—	(14)
Minimum pension liability	—	—	—	(1,831)	(1,831)

Total comprehensive income	—	75,627	(14)	(1,831)	73,782
Distribution to Partners	—	(31,861)	—	—	(31,861)

Balance at December 31, 2005	47,363,000	196,622	(68)	(6,953)	189,601
Comprehensive income:
Net income	—	85,709	—	—	85,709
Unrealized loss	—	—	68	—	68
Other comprehensive income	—	—	—	(3)	(3)

Total comprehensive income	—	85,709	68	(3)	85,774
Net proceeds from initial public offering	12,500,000	291,300	—	—	291,300
Distribution to Partners	—	(339,310)	—	—	(339,310)

Balance at December 31, 2006	59,863,000	$234,321	$—	$(6,956)	$227,365

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND PRESENTATION

Significant Relationships referenced in Notes to Consolidated Financial Statements

•	References to “we,” “us,” “our” or “AHGP” mean Alliance Holdings GP, L.P., individually as the parent company, and not on a consolidated basis.

•

References to “AHGP Partnership” mean the business and operations of Alliance Holdings GP, L.P., the parent company, as well as its consolidated subsidiaries, which includes Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. and its consolidated subsidiaries.

•	References to “AGP” mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., also referred to as our general partner.

•	References to “ARLP Partnership” mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.

•	References to “ARLP” mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.

•	References to “MGP” mean Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P.

•	References to “SGP” mean Alliance Resource GP, LLC, the special general partner of Alliance Resource Partners, L.P.

•	References to “Intermediate Partnership” mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.

•	References to “Alliance Coal” mean Alliance Coal, LLC, the holding company for the operations of Alliance Resource Operating Partners, L.P.

Organization and Formation

We are a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP”. We own directly and indirectly 100% of the members’ interest in MGP. MGP is ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users. ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999, to acquire upon completion of ARLP’s initial public offering on August 19, 1999, certain coal and marketing assets of Alliance Resource Holdings, Inc., a Delaware Corporation (“ARH”). We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and Intermediate Partnership. In June 2006, ARH and its parent company became wholly-owned, directly and indirectly, by Joseph W. Craft, III, ARLP’s President and Chief Executive Officer. SGP is a wholly-owned subsidiary of ARH.

We are owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Joseph W. Craft III, the President and Chief Executive Officer of AHGP and ARLP.

The Delaware limited liability company and corporation that comprise our direct subsidiaries are Alliance Resource Management GP, LLC and ARM GP Holdings, Inc. The Delaware limited partnerships, limited liability companies and corporation that comprise the ARLP Partnership, which we consolidate, are as follows: ARLP, Intermediate Partnership, Alliance Coal, Alliance Design Group, LLC, Alliance Land, LLC, Alliance Properties, LLC, Alliance Service, Inc., (“Alliance Service”), Backbone Mountain, LLC, Excel Mining, LLC (“Excel”), Gibson County Coal, LLC (“Gibson County Coal”), Hopkins County Coal, LLC (“Hopkins County Coal”), Matrix Design Group, LLC, MC Mining, LLC (“MC Mining”), Mettiki Coal, LLC (“Mettiki (MD)”), Mettiki Coal (WV), LLC (“Mettiki (WV)”), Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”), Penn Ridge Coal, LLC (“Penn Ridge”), Pontiki Coal, LLC (“Pontiki”), River View Coal, LLC (“River View”), Tunnel Ridge, LLC (“Tunnel Ridge”), Warrior Coal, LLC (“Warrior”), Webster County Coal, LLC (“Webster County Coal”), and White County Coal, LLC (“White County Coal”).

Initial Public Offering and Concurrent Transactions

On May 15, 2006, we completed our initial public offering (“IPO”) of 12,500,000 common units representing limited partner interests in us at a price of $25.00 per unit. Concurrent with the closing of the IPO, Alliance Management Holdings, LLC (“AMH”) and AMH II, LLC (“AMH II”) (which were the previous owners of MGP), AHGP and SGP entered into a contribution agreement (“Contribution Agreement”) pursuant to which 100% of the members’ interest in MGP, which includes ARLP’s incentive distribution rights and MGP’s general partner interests in ARLP, 15,550,628 of ARLP’s common units and a 0.001% managing interest in Alliance Coal were contributed to us. As consideration for this contribution and in accordance with the terms of the Contribution Agreement, we distributed substantially all of the proceeds from our IPO to AMH and AMH II and issued 6,863,470, 19,858,362 and 20,641,168 of AHGP’s common units to AMH, AMH II and SGP, respectively. In June 2006, subsequent to the IPO, the AHGP common units and substantially all of the IPO proceeds distributed to AMH and AMH II were distributed to the individual members of AMH and AMH II.

Contribution to ARLP

In November 2006, we contributed 6,459 common units of ARLP to MGP, and MGP contributed these ARLP units to ARLP in exchange for a general partner interest in its Intermediate Partnership. The unit contribution by MGP was necessary to maintain its 1.0001% general partner interest in the Intermediate Partnership. Therefore as of December 31, 2006, we own 15,544,169 common units of ARLP, representing approximately 42.7% of the total outstanding common units of ARLP.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of the limited partnerships, limited liability companies and corporations disclosed above and present the financial position as of December 31, 2006 and 2005 and the results of their operations, cash flows and changes in partners’ capital and comprehensive income for each of the three years in the period ended December 31, 2006. All material intercompany transactions and accounts of the AHGP Partnership have been eliminated.

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

Since we own MGP, our consolidated financial statements reflect the consolidated results of the ARLP Partnership. The amount of earnings of the ARLP Partnership allocated to its limited partners’ interests, not owned by us and allocated to SGP’s general partner interest in ARLP, is reflected as a non-controlling interest in our consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and the ARLP Partnership are primarily attributable to (a) amounts reported as non-controlling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed, to Alliance Coal under an administrative services agreement (“Administrative Services Agreement”) in addition to amounts billed by, and reimbursed to, AGP under our partnership agreement (Note 18).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

Fair Value of Financial Instruments—The carrying amounts for accounts receivable, marketable securities, and accounts payable approximate fair value because of the short maturity of those instruments. The ARLP Partnership at December 31, 2006 and 2005, had estimated fair value of long-term debt, including current maturities, of approximately $156.2 million and $176.3 million, respectively (Note 9). The estimated fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less. The ARLP Partnership had restricted cash and cash equivalents of $1,937,000 and $1,858,000 at December 31, 2006 and 2005, respectively, which are included in other assets in our consolidated balance sheets. The restricted cash and cash equivalents are held in escrow and secure reclamation bonds.

Cash Management—The ARLP Partnership presented book overdrafts of $11,291,000 and $10,526,000 at December 31, 2006 and 2005, respectively, in accounts payable in our consolidated balance sheets.

Marketable Securities—The ARLP Partnership currently classifies all marketable securities as available for sale securities. At December 31, 2006 and 2005, the cost of marketable securities is reported at fair value with unrealized gains and losses reported as a component of Partners’ capital until realized in our consolidated balance sheet (Note 6).

Inventories—Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at the lower of cost or market on an average cost basis, less a reserve for obsolete and surplus items.

Property, Plant and Equipment—Additions and replacements constituting improvements, are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine, whichever is less, ranging from 2 to 12 years. Depreciable lives for mining equipment and processing facilities range from 2 to 12 years. Depreciable lives for land and land improvements and depletable lives for mineral rights range from 2 to 12 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 12 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage. At December 31, 2006 and 2005, land and mineral rights include $13,767,000 and $4,628,000, respectively, representing the carrying value of coal reserves attributable to properties where the ARLP Partnership is not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted. The ARLP Partnership believes that the carrying value of these reserves will be recovered.

Mine Development Costs—Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized over the estimated life of the mine. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.

Long-Lived Assets—We review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of impairment is measured by the difference between the carrying value and the fair value of the asset. The AHGP Partnership has not recorded an impairment loss for any of the periods presented.

Advance Royalties—Rights to coal mineral leases are often acquired and/or maintained through advance royalty payments. The ARLP Partnership assesses the recoverability of royalty prepayments based on estimated future production, and capitalize these amounts accordingly. Royalty prepayments expected to be recouped within one year are classified as a current asset. As mining occurs on those leases, the royalty prepayments are included in the cost of mined coal. Royalty prepayments estimated to be nonrecoverable are expensed.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets. In this Issue, the Task Force reached the consensus that mineral rights are tangible assets and amended SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which previously classified mineral rights and related assets as intangible assets. Consistent with other extractive industry entities, the ARLP Partnership has historically included related assets as tangible; therefore, there was no material effect on our consolidated financial statements upon adoption.

Coal Supply Agreements—A portion of the acquisition costs from a business combination in 1996 was allocated to coal supply agreements. This allocated cost was amortized on the basis of coal shipped in relation to total coal to be supplied during the respective coal supply agreement terms. The amortization period ended December 2005. Accumulated amortization for coal supply agreements was $38,463,000 at December 31, 2005. The aggregate amortization expense recognized for coal supply agreements was $2,723,000, and $2,722,000 for the years ended December 31, 2005 and 2004, respectively.

Reclamation and Mine Closing Costs—The ARLP Partnership records the liability for the estimated cost of future mine reclamation and closing procedures on a present value basis when incurred and the associated cost is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations and dismantling preparation plants, other facilities and roadway infrastructure (Note 15).

Workers’ Compensation and Pneumoconiosis (“Black Lung”) Benefits—The ARLP Partnership is self-insured for workers’ compensation benefits, including black lung benefits. The ARLP Partnership accrues a workers’ compensation liability for the estimated present value of workers’ compensation and black lung benefits based on actuarial valuations (Note 16).

Income Taxes—We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders. Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the AHGP partnership agreement. The ARLP Partnership’s subsidiary, Alliance Service, is subject to federal and state income taxes. Our tax counsel has provided an opinion that the AHGP Partnership, the ARLP Partnership, the Intermediate Partnership and Alliance Coal will each be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding the AHGP Partnership’s classification as a partnership for federal income tax purposes. The AHGP Partnership’s tax basis in net assets exceeded the book basis in net assets by approximately $169.5 million at December 31, 2006, respectively (Note 11).

Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material. Non-coal sales revenues primarily consist of rental and service fees associated with agreements to host and operate third-party coal synfuel facilities and to assist with the coal synfuel marketing and other related services. These non-coal sales revenues are recognized as the services are performed. Transportation revenues are recognized in connection with the ARLP Partnership incurring the corresponding costs of transporting coal to customers through third-party carriers for which the ARLP Partnership is directly reimbursed through customer billings.

Common Unit-Based Compensation—Effective January 1, 2006, the ARLP Partnership adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the “modified prospective” transition method. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method permitted by SFAS No. 123R, compensation cost is recognized in the financial statements beginning with the effective date, of all share-based payments granted after that date, and based on the requirements of SFAS No. 123 Accounting for Stock-Based Compensation, for all unvested awards granted prior to the effective date of SFAS No. 123R. The requirements of SFAS No. 123R, under the “modified retrospective” method, are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The ARLP Partnership used the modified prospective method of adoption provided under SFAS No. 123R and, therefore, did not restate prior period results.

Prior to the adoption of SFAS No. 123R, the ARLP Partnership accounted for compensation expense attributable to the non-vested restricted common units granted under the Long-Term Incentive Plan (“ARLP LTIP”) using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and the related FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Compensation cost for the restricted ARLP common units was recorded on a pro-rata basis, as appropriate given the “cliff vesting” nature of the grants, based upon the current market value of the ARLP common units at the end of each period. Because the ARLP Partnership had previously expensed share-based payments using the current market value of the ARLP common units at the end of each period, the adoption of SFAS No. 123R did not have a material impact on our consolidated results of operations.

Consistent with the 2005 and 2004 disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123, the following table demonstrates that compensation cost for the non-vested restricted units granted under the ARLP LTIP is the same under the intrinsic value method and the provisions of SFAS No. 123 (in thousands, except per unit data):

	Year Ended December 31,
	2005	2004
Net income, as reported	$75,627	$35,217

Add: compensation expenses related to ARLP LTIP units included in reported net income	3,603	9,037

Deduct: compensation expense related to ARLP LTIP units determined under fair value method for all awards	(3,603)	(9,037)

Net income, pro forma	$75,627	$35,217

Earnings per limited partner unit:
Basic and diluted, as reported	$1.60	$0.74
Basic and diluted, pro forma	$1.60	$0.74

New Accounting Standards—In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, Chapter 4, Paragraph 5 of ARB No. 43, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 on January 1, 2006 did not have a material impact on our consolidated financial statements.

The AHGP and ARLP Partnerships adopted SFAS No. 123R effective on January 1, 2006. The AHGP and ARLP Partnerships used the “modified prospective” method of adoption provided under SFAS No. 123R and, therefore, did not restate prior period results (Note 14).

In March 2005, the FASB issued EITF Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry and concluded that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF No. 04-6 does not address the accounting for stripping costs incurred during the pre-production phase of a mine. EITF No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005 with early adoption permitted. The effect of initially applying this consensus would be accounted for in a manner similar to a cumulative-effect adjustment. Since the ARLP Partnership has historically adhered to the accounting principles similar to EITF No. 04-6 in accounting for stripping costs incurred at its surface operation, the adoption of EITF No. 04-6, on January 1, 2006, did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The AHGP Partnership is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 requirements to recognize the funded status of a benefit plan and new disclosure requirements are effective as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Other than the reclass of accrued pension benefits from current to long-term liabilities, the adoption of SFAS No. 158 did not have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective as of December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In December 2006, the FASB issued Financial Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 is not expected to have a material impact on our consolidated financial statements.

Reclassifications— Certain reclassifications have been made to the 2005 and 2004 cash flow presentation of the ARLP LTIP, due to affiliates, and net (gain)/loss on sale of property, plant and equipment, which are reported separately within cash flows from operating activities to conform to the 2006 presentation.

3.	ACQUISITIONS

River View Coal, LLC

In April 2006, the ARLP Partnership acquired from ARH 100% of the membership interest in River View for approximately $1.65 million. At the time, River View had the right to purchase certain assets, including additional coal reserves, surface properties, facilities and permits, from an unrelated party, for $4.15 million plus an overriding royalty on all coal mined and sold by River View from certain of the leased properties included in the assets. In April 2006, River View purchased such assets and assumed reclamation liabilities of $2.9 million. River View controls through coal leases or direct ownership approximately 110.0 million tons of high sulfur coal reserves in the No. 7, No. 9 and No. 11 coal seams, located in Union County, Kentucky.

Tunnel Ridge, LLC

In January 2005, the ARLP Partnership acquired from ARH 100% of the limited liability company member interests of Tunnel Ridge for approximately $500,000 and the assumption of reclamation liabilities. Tunnel Ridge controls, through a coal lease agreement with the SGP, an estimated 70 million tons of high-sulfur coal in the Pittsburgh No. 8 coal seam underlying approximately 9,400 acres of land located in Ohio County, West Virginia and Washington County, Pennsylvania. Under the terms of the coal lease, beginning on January 1, 2005, Tunnel Ridge has paid and will continue to pay SGP an advance minimum royalty of $3.0 million per year. The advance royalty payments are fully recoupable against earned royalties (Note 18). Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP.

The River View and Tunnel Ridge transactions described above were related-party transactions and, as such, were reviewed by the board of directors of MGP (“MGP Board of Directors”) and its conflicts committee (“MGP Conflicts Committee”). Based upon these reviews, the MGP Conflicts Committee determined that these transactions reflected market-clearing terms and conditions customary in the coal industry. As a result, the MGP Board of Directors and the MGP Conflicts Committee approved the River View and Tunnel Ridge transactions as fair and reasonable to the ARLP Partnership and its limited partners. Because the River View and Tunnel Ridge acquisitions were between entities under common control, they were accounted for at historical cost.

Lodestar Assets

On July 15, 2003, ARLP Partnership’s subsidiary, Hopkins County Coal, executed an Asset Purchase Agreement with Lodestar Energy, Inc. (“Lodestar”), a coal company operating in Chapter 7 bankruptcy proceedings. Concurrently, Hopkins County Coal entered into various other agreements (collectively, the Asset Purchase Agreement and the various other agreements are referred to as the “Lodestar Agreements”) with several parties, including the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) and Frontier Insurance Company (“Frontier”). Closing of the Lodestar Agreements was subject to the resolution of numerous contingencies and/or conditions. Under the terms of the relevant Lodestar Agreements, Hopkins County Coal principally acquired several mining pits, created by Lodestar’s prior mining activities. The mining pit is used for refuse disposal by the ARLP Partnership’s Webster County Coal Dotiki mine. The purchase price included a nominal monetary amount and the assumption of remedial reclamation activities under the various mining permits acquired by Hopkins County Coal from Lodestar. The Cabinet accepted these remedial activities in lieu of certain solid waste closure requirements applicable to residual landfills. Hopkins County Coal also received $2.1 million from Frontier in exchange for the assumption of the remedial activities associated with the mining pit. As a result of closing the Lodestar Agreements on June 2, 2004, Hopkins County Coal recorded the fair value of the initial asset retirement obligation of approximately $4.1 million with a corresponding asset that was reduced by the $2.1 million of cash received.

4.	MINE FIRE INCIDENTS

MC Mining Mine Fire

On December 26, 2004, the ARLP Partnership’s MC Mining Excel No. 3 mine was temporarily idled following the occurrence of a mine fire (the “MC Mining Fire Incident”). The fire was discovered by mine personnel near the bottom of the Excel No. 3 mine slope late in the evening of December 25, 2004. Under a firefighting plan developed by MC Mining, in cooperation with mine emergency response teams from the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”) and Kentucky Office of Mine Safety and Licensing, the four portals at the Excel No. 3 mine were temporarily capped to deprive the fire of oxygen. A series of boreholes was then drilled into the mine from the surface, and nitrogen gas and foam were injected through the boreholes into the fire area to further suppress the fire. As a result of these efforts, the mine atmosphere was rendered substantially inert, or without oxygen, and the Excel No. 3 mine fire was effectively suppressed. MC Mining then began construction of temporary and permanent barriers designed to completely isolate the mine fire area. Once the construction of the permanent barriers was completed, MC Mining began efforts to repair and rehabilitate the Excel No. 3 mine infrastructure. On February 21, 2005, the repair and rehabilitation efforts had progressed sufficiently to allow initial resumption of production. Coal production has returned to near normal levels, but continues to be adversely impacted by inefficiencies attributable to or associated with the MC Mining Fire Incident.

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

The ARLP Partnership made an initial estimate of certain costs primarily associated with activities relating to the suppression of the fire and the initial resumption of operations. Operating expenses for 2004 increased by $4.1 million to reflect an initial estimate of certain minimum costs attributable to the MC Mining Fire Incident that are not reimbursable under the ARLP Partnership’s insurance policies due to the application of the 2005 Deductibles and 2005 Co-Insurance.

Following the initial two submittals by the ARLP Partnership to a representative of the underwriters of its estimate of the expenses and losses (including business interruption losses) incurred by MC Mining and other affiliates arising from or in connection with the MC Mining Fire Incident (“MC Mining Insurance Claim”), on September 15, 2005, the ARLP Partnership filed a third estimate of its expenses and losses, with an update through July 31, 2005. Partial payments of $4.0 million and $12.2 million were received in 2006 and 2005, respectively. These amounts are net of the 2005 Deductibles and 2005 Co-Insurance. The accounting for these partial payments and future payments, if any, made to the ARLP Partnership by the underwriters will be subject to the accounting methodology described below. On March 23, 2006, the ARLP Partnership filed a third partial proof of loss for the period through July 31, 2005 of $4.0 million. Currently, the ARLP Partnership continues to evaluate its potential insurance recoveries under the applicable insurance policies in the following areas:

1.	Fire Brigade/Extinguishing/Mine Recovery Expense; Expenses to Reduce Loss; Debris Removal Expenses; Demolition and Increased Cost of Construction; Expediting Expenses; and Extra Expenses incurred as a result of the fire—These expenses and other costs (e.g. professional fees) associated with extinguishing the fire, reducing the overall loss, demolition of certain property and removal of debris, expediting the recovery from the loss, and extra expenses that would not have been incurred by the ARLP Partnership, but for the MC Mining Fire Incident, are being expensed as incurred with related actual and/or estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual cost incurred.

2.	Damage to MC Mining mine property—The net book value of property destroyed of $154,000, was written off in the first quarter of 2005 with a corresponding amount recorded as an estimated insurance recovery, since such recovery is considered probable. Any insurance proceeds from the claims relating to the MC Mining mine property (other than amounts relating to the matters discussed in 1. above) that exceed the net book value of such damaged property are expected to result in a gain. The anticipated gain will be recorded when the MC Mining Insurance Claim is resolved and/or proceeds are received.

3.	MC Mining mine business interruption losses—The ARLP Partnership has submitted to a representative of the underwriters a business interruption loss analysis for the period of December 24, 2004 through July 31, 2005. Expenses associated with business interruption losses are expensed as incurred, and estimated insurance recoveries of such losses are recognized to the extent such recoveries are considered to be probable, up to the actual amount incurred. Recoveries in excess of actual costs incurred will be recorded as gains when the MC Mining Insurance Claim is resolved and/or proceeds are received.

Pursuant to the accounting methodology described above, the ARLP Partnership has recorded as an offset to operating expenses, $0.4 million and $10.7 million in 2006 and 2005, respectively from the $16.2 million of partial payments described above. These amounts represent the current estimated insurance recovery of actual costs incurred, net of the 2005 Deductibles and 2005 Co-Insurance. The remaining $5.1 million of partial payments are included in other current liabilities in our consolidated financial statements as of December 31, 2006 and cannot be recognized as a gain until the claim is settled. The ARLP Partnership continues to discuss the MC Mining Insurance Claim and the determination of the total claim amount with representatives of the underwriters. The MC Mining Insurance Claim will continue to be developed as additional information becomes available and the ARLP Partnership has completed its assessment of the losses (including the methodologies associated therewith) arising from or in connection with the MC Mining Fire Incident. At this time, based on the magnitude and complexity of the MC Mining Insurance Claim, the ARLP Partnership is unable to reasonably estimate the total amount of the MC Mining Insurance Claim as well as its exposure, if any, for amounts not covered by the ARLP Partnership’s insurance program.

Dotiki Mine Fire

On February 11, 2004, the ARLP Partnership’s Webster County Coal’s Dotiki mine was temporarily idled for a period of twenty-seven calendar days following the occurrence of a mine fire that originated with a diesel supply tractor (the “Dotiki Fire Incident”). As a result of the firefighting efforts of MSHA, Kentucky Department of Mines and Minerals, and Webster County Coal personnel, Dotiki successfully extinguished the fire and totally isolated the affected area of the mine behind permanent barriers. Initial production resumed on March 8, 2004. For the Dotiki Fire Incident, the ARLP Partnership had commercial property insurance that provided coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations.

On September 10, 2004, the ARLP Partnership filed a third and final proof of loss with the applicable insurance underwriters reflecting a settlement of all expenses, losses and claims incurred by Webster County Coal and other affiliates arising from or in connection with the Dotiki Fire Incident in the aggregate amount of $27.0 million, inclusive of a $1.0 million self-retention of initial loss, a $2.5 million deductible and 10% co-insurance.

During 2004, the ARLP Partnership recorded as an offset to operating expenses $5.9 million and a combined net gain of approximately $15.2 million for damage to the property destroyed, interruption of business operations (including profit recovery), and extra expenses incurred to minimize the period and total cost of disruption to operations associated with the Dotiki Fire Incident.

5.	VERTICAL BELT FAILURE

On June 14, 2005, the ARLP Partnership’s White County Coal Pattiki mine was temporarily idled following the failure of the vertical conveyor belt system (the “Vertical Belt Incident”) used in conveying raw coal out of the mine. White County Coal surface personnel detected a failure of the vertical conveyor belt on June 14, 2005 and immediately shut down operation of all underground conveyor belt systems. White County Coal’s efforts to repair the vertical belt system progressed sufficiently to allow the Pattiki mine to resume initial production operations on July 21, 2005. Repairs to the vertical belt conveyor system and ancillary equipment have been completed, and production of raw coal has returned to levels that existed prior to the occurrence of the Vertical Belt Incident. The ARLP Partnership’s operating expenses were increased by $2.9 million for the year ended December 31, 2005, to reflect the estimated direct expenses attributable to the Vertical Belt Incident, which estimate included a $1.3 million retirement of the damaged vertical belt equipment. The ARLP Partnership has not identified currently any significant additional costs compared to the original cost estimates. The ARLP Partnership conducted an analysis of a number of possible alternatives to mitigate the losses arising from the Vertical Belt Incident, including review of the Vertical Belt System Design, Supply, and Oversight of Installation Contract (“Installation Contract”), dated December 7, 2000, between White County Coal and Lake Shore Mining, Inc. (and subsequently assigned to Frontier-Kemper Contractors, Inc. (“Frontier-Kemper”) by Lake Shore Mining, Inc.). On January 19, 2006, White County Coal filed suit against Frontier-Kemper in the White County, Illinois, Circuit Court, alleging breach of the Installation Contract and seeking to recover damages incurred as a result of the Vertical Belt Incident. That litigation is in the discovery phase, and presently the ARLP Partnership can make no assurance of the amount or timing of recovery, if any. Concurrent with the renewal of the ARLP Partnership’s commercial property (including business interruption) insurance policies effective on October 1, 2006, White County Coal confirmed with the current underwriters of the commercial property insurance coverage that it would not file a formal insurance claim for losses arising from or in connection with the Vertical Belt Incident.

6.	MARKETABLE SECURITIES

Marketable securities include Federal home loan discount notes. The Federal home loan discount notes had a cumulative unrealized loss reflected in Partners’ capital of $68,000 at December 31, 2005.

Marketable securities consist of the following at December 31, (in thousands):

	2006	2005
Federal home loan discount notes	$260	$49,242

Total marketable securities	$260	$49,242

7.	INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2006	2005
Coal	$8,410	$6,538
Supplies (net of reserve for obsolescence of $646 and $68, respectively)	11,814	10,732

Total inventory	$20,224	$17,270

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, (in thousands):

	2006	2005
Mining equipment and processing facilities	$572,935	$461,005
Land and mineral rights	39,323	26,694
Buildings, office equipment and improvements	74,979	57,943
Construction in progress	41,916	29,699
Mine development costs	90,838	59,745

	819,991	635,086
Less accumulated depreciation, depletion and amortization	(383,284)	(330,672)

Total property, plant and equipment-net	$436,707	$304,414

Equipment leased by the ARLP Partnership under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. Equipment under capital leases totaling $1,862,000, included in mining equipment and processing facilities, is amortized on the straight-line method over the shorter of its useful life or the related lease term. The provision for amortization of leased properties is included in depreciation, depletion and amortization expense. Amortization expense and accumulated amortization related to the ARLP Partnership’s capital lease was $52,000 in 2006.

9.	LONG-TERM DEBT

Long-term debt consists of the following at December 31, (in thousands):

	2006	2005
ARLP Senior notes	$144,000	$162,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$126,000	$144,000

The Intermediate Partnership has $144.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in eight remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”). On April 13, 2006, the Intermediate Partnership entered into a $100.0 million revolving credit facility (“ARLP Credit Facility”), which expires in 2011. The ARLP Credit Facility replaced an $85.0 million credit facility that would have expired September 2006. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. As of December 31, 2006, the applicable margin for borrowings under the ARLP Credit Facility was 0.875% with respect to London Interbank Offered Rate (“LIBOR”) borrowings. Letters of credit can be issued under the ARLP Credit Facility not to exceed $50.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At December 31, 2006, the ARLP Partnership had letters of credit of $10.8 million outstanding under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility at December 31, 2006.

The ARLP Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The ARLP Senior Notes and ARLP Credit Facility contain various restrictive and affirmative covenants, affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal based on a ratio of the amount of total mineable tons controlled by the Intermediate Partnership relative to its annual production. In addition, the ARLP Senior Notes and the ARLP Credit Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of both the ARLP Credit Facility and ARLP Senior Notes at December 31, 2006.

The ARLP Partnership has previously entered into and has maintained specific agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure its obligations for reclamation liabilities and workers’ compensation benefits. At December 31, 2006, the ARLP Partnership had $26.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit (Note 18).

Aggregate maturities of long-term debt are payable as follows (in thousands):

Year Ending December 31,
2007	$18,000
2008	18,000
2009	18,000
2010	18,000
2011	18,000
Thereafter	54,000

$144,000

At the closing of the IPO, we entered into a $5.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”), which owns 100% of the members interest of AGP and is controlled by Joseph W. Craft, III. The AHGP Credit Facility is available to us for our general partnership purposes. Borrowings under the facility will mature on March 31, 2007 and will bear interest at LIBOR plus 2.0%. We are required to pay a commitment fee to C-Holdings on the unused portion of the AHGP Credit Facility of 0.3% annually (Note 18). There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. At December 31, 2006, we had no borrowings outstanding under the AHGP Credit Facility.

On March 12, 2007, the board of directors of our general partner approved an extension of the AHGP Credit Facility. Under the terms of the amendment, the AHGP Credit Facility was reduced to $2.0 million and will mature on March 31, 2008. Borrowings under the facility, as extended, will continue to bear interest at LIBOR plus 2.0%, but we will no longer be required to pay a commitment fee to C-Holdings on the unused portion of the facility.

10.	DISTRIBUTIONS OF AVAILABLE CASH

We will distribute 100% of our available cash (including any held by MGP) within 50 days after the end of each quarter to unitholders of record. Available cash is generally defined as all cash and cash equivalents of AHGP and its direct subsidiaries on hand at the end of each quarter less reserves established by AGP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions.

Our cash generating assets currently consist entirely of our partnership interests in ARLP, from which we receive quarterly cash distributions. At December 31, 2006, our assets consisted of the following partnership interests in ARLP: a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP; the incentive distribution rights in ARLP, which we hold through our 100% ownership interest in MGP; 15,544,169 common units of ARLP, representing approximately 42.7% of the common units of ARLP; and a 0.001% managing interest in Alliance Coal.

The following table summarizes the quarterly per unit distribution we paid during 2006:

Third Quarter	$0.215
Fourth Quarter	$0.215

The distribution paid in the third quarter 2006 of $0.215 was prorated for the 52-day period beginning May 10, 2006 (the day after we completed our IPO) to June 30, 2006 and was based on a declared initial quarterly distribution rate of $0.215 per unit.

On January 29, 2007, we declared a quarterly distribution of $0.25 per unit, totaling approximately $14,966,000, which was paid on February 16, 2007, to all unitholders of record on February 9, 2007.

11.	INCOME TAXES

ARLP’s indirect subsidiary, Alliance Service, is subject to federal and state income taxes. Alliance Service’s income consists primarily of rental and service fees provided to an independent coal synfuel producer at Warrior. In September 2006, Alliance Service purchased assets from Matrix Design Group, Inc. through Matrix Design Group, LLC (“Matrix Design”), a newly formed wholly-owned subsidiary. Alliance Service has minor temporary differences between Matrix Design’s financial reporting basis and the tax basis of its assets and liabilities. State taxes for 2006 also include $570,000 resulting from a new state income tax on limited liability companies in Kentucky that relates to income from a limited liability company prior to the IPO. Components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$2,070	$2,115	$2,089
State	969	567	552

	3,039	2,682	2,641
Deferred:
Federal	(21)	—	—
State	(5)	—	—

	(26)	—	—

Income tax expense	$3,013	$2,682	$2,641

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Income taxes at statutory rate	$60,538	$56,942	$27,742
Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(58,360)	(54,527)	(25,409)
Increase/(decrease) resulting from:
State taxes, net of federal income tax benefit	888	346	333
Other	(53)	(79)	(25)

Income tax expense	$3,013	$2,682	$2,641

12.	NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP

Non-controlling interest in consolidated partnership (“Non-Controlling Interest”) represents third-party and related party ownership interests in the net assets of the ARLP Partnership. The following table shows the components of Non-Controlling Interest for the periods indicated (in thousands):

	December 31,
	2006	2005
Affiliate (SGP)	$(303,823)	$(303,837)
Non-Affiliates (ARLP’s non-affiliate limited partners)	324,784	270,090

Total non-controlling interest	$20,961	$(33,747)

As a result of common control considerations, our consolidated balance sheets reflect the assets and liabilities from the consolidated balance sheets of the ARLP Partnership, with any ownership of the ARLP Partnership by third-party investors and a non-controlling affiliate investor being shown as Non-Controlling Interest on our consolidated balance sheet.

The Non-Controlling Interest designated as Affiliate represents the SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The Non-Controlling Interest designated as Non-Affiliates represents the limited partners interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. Upon adoption of SFAS No. 123R, on January 1, 2006, the total obligation associated with ARLP’s LTIP is also included in the Non-Affiliates component of Non-Controlling Interest (Note 2).

The following table summarizes cash distributions paid to each component of the Non-Controlling Interest for the periods indicated (in thousands):

	Years Ended December 31,
	2006	2005	2004
Distributions paid to non-controlling interests:
Affiliate (SGP)	$18	$13	$9
Non-Affiliates (ARLP’s non-affiliate limited partners)	40,834	32,687	25,184

Distributions paid to Non-Controlling Interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of Non-Controlling Interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of December 31, 2006 and 2005 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

13.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The ARLP Partnership’s employees currently participate in a defined contribution profit sharing and savings plan sponsored by the ARLP Partnership. This plan covers substantially all full-time employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The ARLP Partnership makes matching contributions based on a percent of an employee’s eligible compensation and for certain subsidiaries make an additional nonmatching contribution, based on an employee’s eligible compensation. Additionally, the ARLP Partnership contributes a defined percentage of eligible earnings for certain employees not covered by the defined benefit plan described below. The ARLP Partnership’s expense for this plan was approximately $4,551,000, $3,810,000 and $3,267,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Defined Benefit Plans—Employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership. The benefit formula is a fixed dollar unit based on years of service.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2006 and 2005 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2006 and 2005, respectively (dollars in thousands):

	2006	2005
Change in benefit obligations:
Benefit obligations at beginning of year	$35,107	$29,106
Service cost	3,224	3,007
Interest cost	1,949	1,660
Actuarial loss	1,466	1,745
Benefits paid	(517)	(411)

Benefit obligation at end of year	41,229	35,107

Change in plan assets:
Fair value of plan assets at beginning of year	27,519	23,307
Employer contribution	4,600	3,000
Actual return on plan assets	3,436	1,623
Benefits paid	(517)	(411)

Fair value of plan assets at end of year	35,038	27,519

Funded status at the end of year	$(6,191)	(7,588)

Unrecognized prior service cost		42
Unrecognized actuarial loss		6,953

Net amount recognized		$(593)

Amounts recognized in balance sheet:
Current liability	$—	$(7,588)
Non-current liability	(6,191)	—

	$(6,191)	$(7,588)

		(Continued)

Weighted-average assumptions as of December 31:
Discount rate	5.55%	5.60%
Expected rate of return on plan assets	7.75%	8.00%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.60%	5.75%
Expected return on plan assets	8.00%	8.00%

Weighted-average asset allocations as of December 31:
Equity securities	87%	88%
Fixed income securities	12%	11%
Cash and cash equivalents	1%	1%

	100%	100%

	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$3,224	$3,007	$2,821
Interest cost	1,949	1,660	1,427
Expected return on plan assets	(2,285)	(1,916)	(1,686)
Prior service cost	42	48	48
Net loss	313	207	141

Net periodic benefit cost	$3,243	$3,006	$2,751

Estimated future benefit payments as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,
2007	$757
2008	933
2009	1,127
2010	1,344
2011	1,593
2012-2016	12,740

$18,494

The actuarial loss component of the change in benefit obligations for 2006 and 2005 was primarily attributable to reductions in the discount rate assumptions. Other than the reclassification of accrued pension benefits from current to long-term liabilities, the adoption of SFAS No. 158 did not have a material impact on our consolidated financial statements. The ARLP Partnership expects to contribute $1,200,000 to the Pension Plan in 2007. The estimated net actuarial loss, prior service cost, and transition obligation for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $258,225, $0 and $0, respectively.

As permitted under FASB No. 87, Employer’s Accounting for Pensions, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plan.

	2006	2005
Amounts recognized in accumulated other comprehensive income consists of:
Net actuarial loss	$6,956	n/a

Total	$6,956	n/a

The compensation committee (“MGP Compensation Committee”) of the MGP Board of Directors maintains a Funding and Investment Policy Statement (“Policy Statement”) for the Pension Plan. The Policy Statement provides that the assets of the Pension Plan be invested in a prudent manner based on the stated purpose of the Pension Plan and diversified among a broad range of investments including domestic equity securities and international equity securities, domestic fixed income securities and cash equivalents. The Pension Plan shall be funded by employer contributions in amounts determined in accordance with generally accepted actuarial standards.

The investment objectives as established by the Policy Statement are, first, to increase the value of the assets under the Pension Plan and, second, to control the level of risk or volatility of investment returns associated with Pension Plan investments. The investments shall be managed with the goal of ensuring that Pension Plan assets provide sufficient resources to meet or exceed benefit obligations as determined under the terms and conditions of the Pension Plan.

The MGP Compensation Committee has selected an investment manager to implement the selection and on-going evaluation of Pension Plan investments. The investments shall be selected from the following assets classes including mutual funds, collective funds, or the direct investment in individual stocks, bonds or cash equivalent investments, including: (a) money market accounts, (b) U.S. Government bonds, (c) corporate bonds, (d) large, mid, and small capitalization stocks, and (e) international stocks. The Policy Statement imposes the following limitations, subject to exceptions authorized by the MGP Compensation Committee under unusual market conditions: (i) the maximum investment in any one stock should not exceed 10% of the total stock portfolio, (ii) the maximum investment in any one industry should not exceed 30% of the total stock portfolio, and (iii) the average credit quality of the bond portfolio should be at least AA with a maximum amount of non-investment grade debt of 10%.

The Policy Statement’s current asset allocation guidelines are as follows:

	Percentage of Total Portfolio
	Minimum	Target	Maximum
Domestic stocks	50%	70%	90%
Foreign stocks	0%	10%	20%
Fixed income/cash	5%	20%	40%

The expected long-term rate of return assumption is developed based on input from an independent investment manager, including its review of asset class return, expectations by economists, and an independent actuary. The ARLP Partnership’s advisors base the projected returns on broad equity and bond indices. The Pension Plan’s expected long-term rate of return of 7.75% is determined by the above factors and an asset allocation assumption of 80.0% invested in equity securities, with an expected long-term rate of return of 10.4%, and 20.0% invested in fixed income securities, with an expected long-term rate of return of 5.3%. The Pension Plan was established effective January 1, 1997 and the ARLP Partnership’s initial contribution to the Pension Plan was made in 1998.

14.	COMPENSATION PLANS

ARLP Partnership

Effective January 1, 2000, the MGP adopted the ARLP LTIP for certain employees and directors of the MGP and its affiliates, who perform services for the ARLP Partnership. Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to the review and approval of the MGP Compensation Committee. Grants are made either of restricted units, which are “phantom” units that entitle the grantee to receive an ARLP common unit or an equivalent amount of cash upon the vesting of the phantom unit, or options to purchase ARLP common units. ARLP common units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by MGP in the open market at a price equal to the then prevailing price, or directly from ARH or any other third-party, including units newly issued by the ARLP Partnership, units already owned by MGP, or any combination of the foregoing. The ARLP Partnership agreement provides that MGP be reimbursed for all costs incurred in acquiring these common units or in paying cash in lieu of ARLP common units upon vesting of the restricted units. On December 22, 2005, the MGP Compensation Committee executed a unanimous consent resolution that, effective January 1, 2006, (a) all existing grants made under the ARLP LTIP prior to January 1, 2006 and subsequent thereto be settled, upon satisfaction of any applicable vesting requirements, in ARLP common units to the extent of net share settlement for minimum statutory income tax withholding requirements for each individual participant based upon the fair market value of the ARLP common units as of the date of payment and (b) any existing and prospective ARLP LTIP grants of restricted units receive quarterly distributions as provided in the distribution equivalent rights provision of the ARLP LTIP. Therefore, each ARLP LTIP participant has the contingent right to receive an amount equal to the cash distributions made by the ARLP Partnership during the vesting period. On January 24, 2007, the MGP Compensation Committee executed a unanimous consent resolution amending the ARLP LTIP to transfer sponsorship of the ARLP LTIP to Alliance Coal effective May 15, 2006.

The aggregate number of units reserved for issuance under the ARLP LTIP is 1,200,000. Effective January 1, 2004, the MGP Compensation Committee approved an amendment to the ARLP LTIP clarifying that any award that is forfeited, expires for any reason, or is paid or settled in cash, including the satisfaction of minimum statutory withholding requirements, rather than through the delivery of units will be available for future grants under the ARLP LTIP. Of the initial 1,200,000 units reserved for issuance under the ARLP LTIP, cumulative units of 1,092,780 were granted in years 2000, 2001, 2002 and 2003. Of those grants, 43,650 units were forfeited and 421,452 units were settled in cash rather than delivery of units, resulting in the net issuance of 627,678 common units under those grants. During 2004, 2005 and 2006, the MGP Compensation Committee approved grants of 205,570 units, 114,390 units and 85,275 units, respectively, which will vest December 31, 2006, January 1, 2008 and January 1, 2009, respectively, subject to the satisfaction of certain financial tests that management currently believes will be satisfied. Subsequent to the MGP Compensation Committee’s approval of the 2006 grants of 85,275 described above, an additional 5,425 grants were approved for new participants and existing participants who received a promotion during the year. These additional grants vest January 1, 2009, bringing the total 2006 grants to 90,700. As of December 31, 2006, 15,340 outstanding ARLP LTIP grants have been forfeited. On December 7, 2006, the MGP Compensation Committee determined that the vesting requirements for the 2004 grants of 205,570 restricted units (net of 9,230 forfeitures) had been satisfied as of December 31, 2006. As a result of this vesting, on January 8, 2007, the ARLP Partnership issued 130,812 common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax obligations of the ARLP LTIP participants. Consequently, after consideration of the December 31, 2006 vesting and subsequent issuance of 130,812 common units, 242,530 units remain available for issuance in the future, assuming that all grants currently issued and outstanding for 2005 and 2006 are settled with common units and no future forfeitures occur. On January 24, 2007, the MGP Compensation Committee authorized additional grants up to 94,075 restricted units of which 89,875 have been issued and which will vest January 1, 2010, subject to the satisfaction of certain financial tests. This reduced the number of common units available from 242,530 to 152,655. For the years ended December 31, 2006, 2005 and 2004, the ARLP Partnership recorded expense of $4,121,000, $8,193,000 and $20,320,000, respectively, attributable to the ARLP LTIP.

The intrinsic value of the 2005 and 2004 grants of $37.20 per ARLP LTIP grant at December 31, 2005 essentially equals the fair value at January 1, 2006 and, therefore, no incremental compensation expense was recognized upon adoption of SFAS No. 123R. As required by SFAS No. 123R, the fair value was reduced for expected forfeitures, to the extent compensation expense had been previously recognized and the ARLP Partnership recorded a benefit of $112,000 upon adoption of SFAS No. 123R on January 1, 2006 as a cumulative effect of accounting change. The ARLP Partnership expects to settle the non-vested ARLP LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy the minimum statutory tax withholding requirements. Consequently, the previously recognized liability reflected in the due to affiliates current and long-term accounts in the ARLP Partnership’s consolidated balance sheet at December 31, 2005 was reclassified to partners’ capital upon adoption of SFAS No. 123R on January 1, 2006. The fair value of the 2006 grants is based upon the intrinsic value at the date of grant which was $37.79 on a weighted average basis.

A summary of non-vested ARLP LTIP grants as of and for the year ended December 31, 2006 is as follows:

Non-vested grants at January 1, 2006	316,270
Granted	90,700
Vested	—
Forfeited	(11,650)

Non-vested grants at December 31, 2006	395,320

As of December 31, 2006, there was $3,158,000 in total unrecognized compensation expense related to the non-vested ARLP LTIP grants. That expense is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2006, the intrinsic value of the non-vested ARLP LTIP grants was $12,649,000.

The total obligation associated with the ARLP LTIP as of December 31, 2006 and 2005, was $10,517,000 and $6,517,000, respectively, and is included in the Non-Controlling Interest Non-Affiliates balance in our consolidated balance sheets.

Effective January 1, 1997, MGP adopted a Supplemental Executive Retirement Plan (the “SERP”) for certain officers and key employees. The purpose of the SERP is to enhance the ARLP Partnership’s ability to retain specific officers and key employees, by providing them with the deferred compensation benefits contained in the SERP. The intent of the SERP is to align each participant’s supplemental benefits under the SERP with the interests of the ARLP Partnership’s unitholders. All allocations made to participants under the SERP are made in the form of “phantom” units. The SERP is administered by the MGP Compensation Committee. MGP is able to amend or terminate the plan at any time. MGP is entitled to reimbursement by the ARLP Partnership for its costs incurred under the SERP. On January 24, 2007, the MGP Compensation Committee executed a unanimous consent resolution amending the SERP to transfer sponsorship of the SERP to Alliance Coal effective May 15, 2006. For the years ended December 31, 2006, 2005 and 2004, the ARLP Partnership recorded expense of $84,000, $393,000 and $2,099,000, respectively, attributable to the SERP. The total accrued liability associated with the SERP plan was $4,134,000 and $4,050,000, respectively, as of December 31, 2006 and 2005, and is included in other current and other long-term liabilities in our consolidated balance sheets.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership. Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit. The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP.

15.	RECLAMATION AND MINE CLOSING COSTS

The majority of the ARLP Partnership’s operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations, among other requirements, require restoration of property in accordance with specified standards and an approved reclamation plan. The ARLP Partnership has estimated the costs and timing of future reclamation and mine closing costs escalated for inflation, then discounted at a credit-adjusted risk free rate ranging from 4.22% to 6.0% and recorded the present value of those estimates.

On January 1, 2003, the ARLP Partnership adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred.

Discounting resulted in reducing the accrual for reclamation and mine closing costs by $47,539,000 and $29,339,000 at December 31, 2006 and 2005, respectively. Estimated payments of reclamation and mine closing costs as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,
2007	$3,070
2008	3,071
2009	1,378
2010	3,187
2011	700
Thereafter	87,028

Aggregate undiscounted reclamation and mine closing	98,434
Effect of discounting	(47,539)

Total reclamation and mine closing costs	50,895
Less: Current portion	(3,070)

Reclamation and mine closing costs	$47,825

The following table presents the activity affecting the reclamation and mine closing liability (in thousands):

	Year Ended December 31,
	2006	2005	2004
Beginning balance	$41,313	$34,018	$23,466
Accretion expense	2,101	1,918	1,622
Payments	(336)	(189)	(899)
Allocation of liability associated with acquisition, mine development and change in assumptions	7,817	5,566	9,829

Ending balance	$50,895	$41,313	$34,018

During the year ended December 31, 2006, the reclamation and mine closing cost liability increase of $7,817,000 was primarily attributable to the River View acquisition of $2,958,000 and new water treatment obligations and revisions in the cost estimates for existing water treatment obligations associated with Mettiki (WV) and Mettiki (MD) of $5,215,000. During the year ended December 31, 2005, the reclamation and mine closing cost liability increase was primarily attributable to an increase in the estimates of the cost to perform certain reclamation activities and, in particular, certain land restoration procedures associated with the Lodestar acquisition. Additionally, $411,000 of the 2005 increase was attributable to the Tunnel Ridge acquisition. During the year ended December 31, 2004, the reclamation and mine closing cost liability increase of $9,829,000 was primarily attributable to the Lodestar acquisition of $4,129,000 and the initial land disturbances associated with mine development at Mettiki (MD) and Mettiki (WV) of a combined $2,329,000. The liability also increased as the permitted refuse disposal areas were expanded at several existing operations and a comprehensive study related to water treatment costs was completed.

16.	PNEUMOCONIOSIS (“BLACK LUNG”) BENEFITS

Mine operating entities of the ARLP Partnership are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees and former employees and their dependents.

Pneumoconiosis (“black lung”) benefits liability is calculated using the service cost method. Under the service cost method the calculation of the actuarial present value of the estimated black lung obligation is based on an actuarial study performed by an independent actuary. Actuarial gains or losses are amortized over the remaining service period of active miners. The discount rate used to calculate the estimated present value of future obligations was 4.8% and 4.23% at December 31, 2006 and 2005, respectively.

The following is a reconciliation of changes in benefit obligations at December 31, 2006 and 2005 (in thousands):

	2006	2005
Benefit obligations at beginning of year	$23,795	$20,335
Service cost	1,497	1,977
Interest cost	1,241	1,203
Actuarial loss	584	470
Benefits and expense paid	(301)	(190)

Benefit obligations at end of year	$26,816	$23,795

The U.S. Department of Labor has issued revised regulations that alter the claims process for federal black lung benefit recipients. Both the coal and insurance industries challenged certain provisions of the revised regulations through litigation, but the regulations were upheld, with some exceptions as to the retroactive application of the regulations. The revised regulations may result in an increase in the incidence and recovery of black lung claims.

17.	MINORITY INTEREST

In March 2006, White County Coal and Alexander J. House (“House”) entered into a limited liability company agreement to form Mid-America Carbonates, LLC (“MAC”). MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. In coal mining, rock dust normally consists of finely milled limestone, which is applied to haulage ways and mine entries or corridors in such quantities that the combination of coal dust, rock dust and other dust forms an incombustible content. MAC and Alliance Coal have entered into a six year rock dust supply agreement in which MAC will supply the greater of 50,000 tons or 70% of the aggregate amount of rock dust used by Alliance Coal’s subsidiaries located in the Illinois Basin. For the first three years of the contract, Alliance Coal’s subsidiaries will purchase the rock dust at 125% of MAC’s actual production cost. Any rock dust tonnage purchased above 70% of the aggregate amount of rock dust used by Alliance Coal’s subsidiaries in the Illinois Basin will be priced at the prevailing market pricing. After three years, the price paid by the Alliance Coal mines to MAC will reopen to market.

White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and the ARLP Partnership is the primary beneficiary. House’s equity ownership in the net assets of MAC was $839,000 as of December 31, 2006, which is recorded as minority interest on our consolidated balance sheet.

18.	RELATED PARTY TRANSACTIONS

ARLP Omnibus Agreement—Pursuant to the terms of the ARLP Amended Omnibus Agreement, AHGP agreed, and caused its controlled affiliates to agree, for so long as management controls the MGP, through its ownership of AHGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the MGP Board of Directors with the concurrence of the MGP Conflicts Committee, elects to cause ARLP not to pursue such opportunity or acquisition. The ARLP Amended Omnibus Agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises AHGP that it has abandoned the pursuit of such business opportunity, and AHGP may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business owned or operated by AHGP and its affiliates at the closing of the IPO; any acquisition by AHGP or its affiliates, the majority value of which does not constitute a restricted business, provided ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by AHGP or our affiliates with the approval of the MGP Board of Directors or MGP Conflicts Committee.

Registration Rights—In connection with the Contribution Agreement, we agreed to register for sale under the Securities Act of 1933 (“Securities Act”) and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates. These registration rights require us to file one registration statement for each of these groups. We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions. We are obligated to pay all expenses incidental to the registration, excluding underwriting discounts and commissions. These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP—Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The amounts billed by AGP include $113,000 from May 15, 2006 to December 31, 2006 for costs principally related to the Directors Annual Retainer and Deferred Compensation Plan.

C-Holdings—At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Joseph W. Craft, III, as the lender (Note 9). From May 15, 2006 to December 31, 2006, we incurred interest expense to C-Holdings of $18,000 and commitment fees of $8,000.

The ARLP Partnership’s Related-Party Transactions

The MGP Board of Directors and MGP Conflicts Committee review each of the ARLP Partnership’s related-party transactions to determine that each such transaction reflects market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the MGP Board of Directors and MGP Conflicts Committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

Administrative Services—In connection with the closing of our IPO, we entered into an Administrative Services Agreement between ARLP and its Intermediate Partnership, MGP, AGP and Alliance Resource Holdings II, Inc. (“ARH II”), the indirect parent of SGP. Under the Administrative Services Agreement, certain personnel of the ARLP Partnership, including executive officers, are providing administrative services to us, MGP, AGP and ARH II and their respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $620,000, for the year ended December 31, 2006.

SGP Land—Webster County Coal has a mineral lease and sublease with SGP Land, LLC (“SGP Land”), a subsidiary of SGP, requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid royalties of $3,005,000, $3,449,000 and $4,611,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, Webster County Coal has recouped, against earned royalties otherwise due, all but $2,629,000 of the advance minimum royalty payments made under the lease.

Warrior has a mineral lease and sublease with SGP Land. Under the terms of the lease, Warrior paid in arrears an annual minimum royalty of $2,270,000 until $15,890,000 of cumulative annual minimum and/or earned royalty payments were paid. The annual minimum royalty periods extend from October 1st through the end of the following September 30, expiring September 30, 2007. In 2006, Warrior’s cumulative total of annual minimum royalties and/or earned royalty payments exceeded $15,890,000, therefore the annual minimum royalty payment of $2,270,000 is no longer required. Warrior paid royalties of $5,061,000, $3,627,000 and $2,561,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, Warrior has recouped, against earned royalties otherwise due, all advance minimum royalty payments made in accordance with these lease terms.

Hopkins County Coal has a mineral lease and sublease with SGP Land encompassing the Elk Creek reserves, and the parties also entered into a Royalty Agreement (collectively, the “Coal Lease Agreements”) in connection therewith. The Coal Lease Agreements extend through December 2015, with the right to renew for successive one-year periods for as long as Hopkins County Coal is mining within the coal field, as such term is defined in the Coal Lease Agreements. The Coal Lease Agreements provide for five annual minimum royalty payments of $684,000 beginning in December 2005. The annual minimum royalty payments, together with cumulative option fees of $3.4 million previously paid prior to December 2005 by Hopkins County Coal, are fully recoupable against future earned royalty payments. Hopkins County Coal paid advance minimum royalties and/or option fees of $684,000 during each of the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, $4,369,000 of advance minimum royalties and/or option fees paid under the Coal Lease Agreements is available for recoupment, and management expects that it will be recouped against future production.

Under the terms of the mineral lease and sublease agreements described above, Webster County Coal, Warrior and Hopkins County Coal also reimburse SGP Land for its base lease obligations. The ARLP Partnership reimbursed SGP Land $5,038,000, $6,379,000 and $5,428,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for the base lease obligations. As of December 31, 2006, Webster County Coal, Warrior and Hopkins County Coal have recouped, against earned royalties otherwise due base lessors by SGP Land, all advance minimum royalty payments paid by SGP Land to the base lessors in accordance with the terms of the base leases (and reimbursed by Webster County Coal, Warrior and Hopkins County Coal), except for $323,000.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $300,000 until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $300,000 and $600,000 during the years ended December 31, 2006 and 2005, respectively (the 2004 annual minimum royalty obligation of $300,000 was paid in January 2005 rather than in December 2004). As of December 31, 2006, $900,000 of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP—In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH (Note 3). In connection with this acquisition the ARLP Partnership assumed a coal lease with SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty obligation of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during 2006 and 2005, which management expects will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $240,000. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $240,000 for each of the years ended December 31, 2006 and 2005.

The ARLP Partnership has a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the lease, the ARLP Partnership will make monthly payments of approximately $216,000 through January 2011. Lease expense incurred for each of the three years in the period ended December 31, 2006 was $2,595,000.

The ARLP Partnership previously entered into and has maintained agreements with two banks to provide letters of credit in an aggregate amount of $31.0 million (Note 9). At December 31, 2006, the ARLP Partnership had $26.6 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. Historically, the ARLP Partnership has compensated SGP for a guarantee fee equal to 0.30% per annum of the face amount of the letters of credit outstanding. During 2003 SGP agreed to waive the guarantee fee in exchange for a parent guarantee from the Intermediate Partnership and Alliance Coal on the mineral leases and sublease with Webster County Coal and Warrior described above. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and does not impact our consolidated financial statements.

ARH—In April 2006, the ARLP Partnership acquired 100% of the membership interest in River View from ARH (Note 3).

19.	COMMITMENTS AND CONTINGENCIES

Commitments—The ARLP Partnership leases buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. The ARLP Partnership also has a noncancelable lease with SGP (Note 18) and a noncancelable lease for equipment under a capital lease obligation. Future minimum lease payments are as follows (in thousands):

	Capital	Other Operating Leases
Year Ending December 31,	Lease	Affiliate	Others	Total
2007	$474	$2,835	$1,085	$3,920
2008	456	2,835	674	3,509
2009	408	2,595	423	3,018
2010	360	2,595	409	3,004
2011	302	216	205	421
Thereafter	161	—	—	—

Total future minimum lease payments	$2,161	$11,076	$2,796	$13,872

Less: Amount representing interest	(310)

Present value of future minimum lease payments	1,851
Less: Current portion	(339)

Long-term capital lease obligation	$1,512

Rental expense (including rental expense incurred under operating lease agreements) was $5,796,000, $6,390,000, and $6,112,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The ARLP Partnership’s subsidiary, Mettiki (WV), entered into a capital lease agreement with Joy Technologies Inc., d/b/a Joy Mining Machinery, a Delaware corporation, on May 22, 2006, with an in-service date of November 20, 2006. The lease is a 5 year noncancelable lease with monthly rental payments of $40,390 and has one renewal period for 2 years with monthly rental payments of $22,140. The effective interest rate on the capital lease is 6.195%.

In October 2002, the ARLP Partnership entered into a master equipment lease. The ARLP Partnership’s credit facilities limit the amount of total operating lease obligations to $15.0 million payable in any period of 12 consecutive months. This master equipment lease is subject to this limitation on lease obligations. The ARLP Partnership entered into nine operating leases during 2003 under the master equipment lease with lease terms ranging from three to six years. The ARLP Partnership did not enter into any new equipment leases under the master equipment lease during 2006, 2005 or 2004. The ARLP Partnership has exercised purchase options under the master equipment lease as they come available, which has partially contributed to the decrease in future lease commitments.

Contractual Commitments—In connection with planned capital projects, the ARLP Partnership had contractual commitments of approximately $15.2 million at December 31, 2006. As of December 31, 2006, the ARLP Partnership had commitments to purchase, from external production sources, coal at an estimated cost up to $25.2 million in 2007, which includes coal purchase obligations with ICG, LLC (“ICG”) described below.

General Litigation—We are not engaged in any litigation. The ARLP Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Currently, the ARLP Partnership is not engaged in any litigation that it believes is material to its operations, including without limitation, any litigation relating to any of its long-term supply contracts or under the various environmental protection statutes to which it is subject. The ARLP Partnership provide for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of these proceedings, when a loss is probable and the amount is reasonably determinable. Although the ultimate outcome of these matters cannot be predicted with certainty, in the opinion of management, the outcome of any litigation matters to the extent not previously provided for or covered under insurance, is not expected to have a material adverse effect on the ARLP Partnership’s business, financial position or results of operations. Nonetheless, these matters or estimates that are based on current facts and circumstances, if resolved in a manner different from the basis on which management has formed its opinion, could have a material adverse effect on our financial position or results of operations.

Other—During September 2006, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2006. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the coal mining industry and the ARLP Partnership’s recent insurance claims history (e.g., MC Mining Fire Incident and Dotiki Fire Incident). As a result, the ARLP Partnership has elected to retain an average participating interest of approximately 14.7% along with its insurance carriers in the overall $75.0 million commercial property program representing 35% of the primary $30.0 million layer and 2.5% of the second layer representing $20.0 million in excess of the $30.0 million primary layer. The ARLP Partnership does not participate in the third layer of $25.0 million in excess of $50.0 million.

The 14.7% average participation rate for this year’s renewal exceeds the approximate 10% average participation level from last year. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of the ARLP Partnership’s participation, the ARLP Partnership would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. As a result of the ARLP Partnership’s increased participation in the property program and higher deductible levels, property premiums paid to the insurance carriers were reduced by approximately 14.5%. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which, as a result of its level of participation in the commercial property program, could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

On October 12, 2004, Pontiki, one of the ARLP Partnership’s subsidiaries and the successor-in-interest of Pontiki Coal Corporation as a result of a merger completed on August 4, 1999, was served with a complaint from ICG alleging breach of contract and seeking declaratory relief to determine the parties’ rights under a coal sales agreement between Horizon Natural Resource Sales Company (“Horizon Sales”), as buyer, and Pontiki Coal Corporation, as seller, dated October 3, 1998, as amended on February 28, 2001, which the ARLP Partnership refers to as the Horizon Agreement. ICG has represented that it acquired the rights and assumed the liabilities of the Horizon Agreement effective September 30, 2004, as part of an asset sale approved by the U.S. Bankruptcy Court supervising the bankruptcy proceedings of Horizon Sales and its affiliates.

The complaint alleged that from January 2004 to August 2004, Pontiki failed to deliver a total of 138,111 tons of coal that met the contract delivery and quality specifications resulting in an alleged loss of profits for ICG of $4.1 million. The ARLP Partnership is aware that certain deliveries under the Horizon Agreement were not made during 2004 for reasons including, but not limited to, force majeure events at Pontiki and ICG’s failure to provide transportation services for the delivery of coal as required under the Horizon Agreement. In November 2005, the ARLP Partnership settled this contract dispute with ICG. Under this settlement, effective August 1, 2005, Pontiki will ship coal in approximately ratable monthly quantities until the remaining contract obligation of 1,681,303 tons is shipped, and this contract will terminate on or by December 31, 2006. Under the terms of the settlement, the existing coal supply agreement was amended to change the coal quality specifications and to exclude from the definition of “force majeure” the events of railroad car shortages and geological and quality issues with respect to coal. As part of this settlement, the ARLP Partnership also executed a new coal sales agreement with ICG whereby another subsidiary of the ARLP Partnership will purchase 892,000 tons of coal from ICG. Approximately 63,000 tons and 588,000 tons were purchased and sold at a profit during 2005 and 2006, respectively, and the remaining 241,000 tons are expected to be purchased and sold at a profit the first half of 2007. These agreements were to expire on or by December 31, 2006. However, in the third quarter of 2006, ICG agreed to allow Pontiki to carryover any shortfall of tonnage under this contract into 2007.

At certain of the ARLP Partnership’s operations, property tax assessments for several years are under audit by various state tax authorities. The ARLP Partnership believes that it has recorded adequate liabilities based on reasonable estimates of any property tax assessments that may be ultimately assessed as a result of these audits.

In June 2006, the Intermediate Partnership entered into a guarantee agreement in which it guaranteed the performance of a third-party with respect to an agreement to purchase electricity. The term of the guarantee expired January 31, 2007. Under the terms of the guarantee, if the third-party does not fulfill its payment obligation under the agreement to purchase electricity, the Intermediate Partnership is liable for the amounts not paid by the third-party. If the Intermediate Partnership were to become liable, the maximum amount of potential future payments is $2.0 million at December 31, 2006. The fair value of the guarantee is not considered material to the consolidated financial statements.

In March 2004, XL Specialty Insurance Company (“XL”) filed litigation against ARH and the ARLP Partnership in state court of Oklahoma alleging that the ARLP Partnership and ARH had failed to indemnify XL for Alliance Coal’s failure to pay certain annual premiums associated with four surety bonds issued to the State of Kentucky to secure Alliance Coal’s self-insurance workers’ compensation status. All four of these surety bonds were cancelled by XL in 2001 after it made the business decision to withdraw from the surety market. In the lawsuit, XL requested that the trial court determine, under two indemnity agreements, the ARLP Partnership and ARH be found jointly and severely liable to XL for bond premiums on the four cancelled surety bonds in the total principal amount of approximately $397,000, plus pre- and post-judgment interest. In answering the lawsuit, the ARLP Partnership and ARH filed a counterclaim against XL raising a number of affirmative defenses and counterclaiming for breach of contract and bad faith. In July 2006, a bench trial occurred in which XL alleged that Alliance Coal owed approximately $876,000 (including interest) through September 2005. In support of its counterclaim, the ARLP Partnership and ARH alleged damages of approximately $400,000 relating to certain increased costs associated with Alliance Coal’s surety bond program. In September 2006, a decision adverse to the ARLP Partnership and ARH regarding this matter was received from the trial court. Accordingly, the ARLP Partnership has recorded a liability and expense to reflect the approximate damages determination made by the trial court for the period through September 30, 2005 and additional estimated expenses through December 31, 2006. The ARLP Partnership has appealed the state district court’s determination to the Oklahoma Supreme Court. In addition, settlement discussions recently have been initiated between the parties. However, the ARLP Partnership cannot give assurance that the outcome of the appeal or settlement process will differ materially from the ARLP Partnership’s current estimated liability recorded on our consolidated balance sheet.

20.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The ARLP Partnership has significant long-term coal supply agreements, some of which contain prospective price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, in the infrequent circumstance when the coal is sold other than free on board the mine, changes in transportation rates. Total revenues from major customers, including transportation revenues which exceed ten percent of total revenues, are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Customer A	$144,946	$88,525	$33,933
Customer B	143,795	133,672	124,846

Trade accounts receivable from these customers totaled approximately $39.8 million and $40.1 million at December 31, 2006 and 2005, respectively. The ARLP Partnership’s bad debt experience has historically been insignificant; however the ARLP Partnership established an allowance of $763,000 during 2001, due to the ARLP Partnership’s total credit exposure to Enron Corp., which filed for bankruptcy protection during December 2001. The ARLP Partnership received $114,000 in 2004 for its claim against Enron, which was recognized as a recovery in 2004. The remaining balance of $649,000 was written-off in 2004. Financial conditions of its customers could result in a material change to the ARLP Partnership’s bad debt expense in future periods. The coal supply agreements with Customers A and B expire in 2023 and 2007, respectively.

21.	SEGMENT INFORMATION

The ARLP Partnership operates in the eastern United States as a producer and marketer of coal to major utilities and industrial users, also located in the eastern United States. The ARLP Partnership has the following three reportable segments: the Illinois Basin, Central Appalachia and Northern Appalachia. The segments also represent the three major coal deposits in the eastern United States. Coal quality, coal seam height, transportation methods and regulatory issues are similar within each of these three segments. The Illinois Basin segment is comprised of the Dotiki, Gibson, Hopkins, Pattiki and Warrior mines and the River View and Gibson South properties. The Central Appalachia segment is comprised of the Pontiki and MC Mining mines. The Northern Appalachia segment is comprised of the Mettiki and Mountain View mines, two small third-party mining operations, and the Tunnel Ridge and Penn Ridge properties. In late 2006, the ARLP Partnership completed the transition of longwall operations from the Mettiki mine to the Mountain View mine. The ARLP Partnership is in the process of permitting the River View, Gibson South, Tunnel Ridge and Penn Ridge properties for future mine development.

Other and Corporate, includes the AHGP Partnership’s marketing and administrative expenses, the Mt. Vernon activities, coal brokerage activity, MAC and Matrix Design. Operating segment results for the years ended December 31, 2006, 2005 and 2004 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Consolidated
	(in thousands)
Operating segment results for the year ended December 31, 2006 were as follows:

Total revenues (1)	$634,602	$185,966	$121,962	$24,712	$967,242
Selected production expenses (2)	344,267	124,083	67,353	18,497	554,200
Segment Adjusted EBITDA (3)	206,209	40,050	29,911	5,154	281,324
Total assets	354,320	101,775	121,620	57,780	635,495
Capital expenditures	112,365	22,579	43,035	10,651	188,630

Operating segment results for the year ended December 31, 2005 were as follows:

Total revenues (1)	$553,908	$157,203	$120,423	$7,184	$838,718
Selected production expenses (2)	289,720	94,909	62,425	3,606	450,660
Segment Adjusted EBITDA (3)	183,075	41,583	36,047	2,924	263,629
Total assets	274,437	91,853	73,789	92,691	532,770
Capital expenditures	70,353	23,451	24,435	1,642	119,881

Operating segment results for the year ended December 31, 2004 were as follows:

Total revenues (1)	$391,005	$147,361	$112,251	$2,672	$653,289
Selected production expenses (2)	224,540	98,162	51,304	585	374,591
Segment Adjusted EBITDA (3)(4)	121,763	28,953	41,141	1,569	193,426
Total assets	216,739	64,241	46,168	85,719	412,867
Capital expenditures	32,870	14,465	6,605	773	54,713

(1)	Revenues included in the Other and Corporate column are attributable to Mt. Vernon transloading revenues and brokerage coal sales for the years ended December 31, 2006, 2005 and 2004, respectively, and Matrix Design revenues for the year ended December 31, 2006.
(2)	Selected production expenses are comprised of operating expenses and outside purchases (as reflected in the Consolidated Statements of Income), excluding production taxes and royalties that are incurred as a percentage of coal sales or volumes. Selected production expenses are reconciled to operating expenses and outside purchases below.
(3)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.
(4)	The Illinois Basin’s year 2004 segment adjusted EBITDA includes $15.2 million for the net gain from insurance settlement associated with the Dotiki Fire Incident.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Reconciliation of Segment Adjusted EBITDA to income before non-controlling interest:

Consolidated Segment Adjusted EBITDA	$281,324	$263,629	$193,426
General & administrative	(32,152)	(33,484)	(45,400)
Depreciation, depletion and amortization	(66,497)	(55,647)	(53,674)
Interest expense, net	(9,185)	(11,811)	(14,963)
Income taxes	(3,013)	(2,682)	(2,641)
Cumulative effect of accounting change	112	—	—
Minority interest	161	—	—

Income before non-controlling interest	$170,750	$160,005	$76,748

Reconciliation of Selected Production Expenses to Combined Operating Expenses and Outside Purchases:

Selected production expenses	$554,200	$450,660	$374,591
Production taxes and royalties	92,769	85,941	71,793

Combined operating expenses and outside purchases	$646,969	$536,601	$446,384

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results for 2006 and 2005 is as follows (in thousands, except unit and per unit data):

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$238,320	$221,239	$244,615	$263,068
Income from operations	50,867	43,078	40,285	47,515
Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest	48,896	40,735	38,334	45,525
Net income	22,882	20,389	19,351	23,087

Basic and diluted net income per limited partner unit	$0.48	$0.37	$0.32	$0.39

Weighted average number of units outstanding – basic and diluted	47,363,000	54,505,857	59,863,000	59,863,000

	Quarter Ended
	March 31, 2005	June 30, 2005 (1)	September 30, 2005	December 31, 2005
Revenues	$195,627	$208,716	$207,043	$227,332
Income from operations	43,156	44,869	37,946	47,946
Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest	39,788	41,618	35,197	46,084
Net income	17,712	19,211	16,443	22,261

Basic and diluted net income per limited partner unit	$0.37	$0.41	$0.35	$0.47

Weighted average number of units outstanding – basic	47,363,000	47,363,000	47,363,000	47,363,000

Income from operations in the above table, for quarters prior to June 30, 2006, represents income from operations before interest expense.

(1)	Our June 30, 2005 quarterly results were decreased by $2.8 million due to the estimated direct expenses and costs attributable to the Vertical Belt Failure (Note 5).

23.	Subsequent Event

Other than those events described in Notes 9, 10 and 14, there were no other subsequent events.

SCHEDULE II

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Balance At Beginning of Year	Additions Charged to Income	Deductions	Balance At End of Year
(in thousands)
2006
Allowance for doubtful accounts	$—	$—	$—	$—

2005
Allowance for doubtful accounts	$—	$—	$—	$—

2004
Allowance for doubtful accounts	$763	$—	$763	$—

The ARLP Partnership established an allowance of $763,000 during 2001 due to the ARLP Partnership’s total credit exposure to Enron Corp., which filed for bankruptcy protection during December 2001. In 2004, the ARLP Partnership collected approximately $114,000 of this amount through the sale to a third-party of a bankruptcy claim relating to this receivable. The remaining balance of $649,000 was written-off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the U.S. Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) was performed as of December 31, 2006. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting (internal controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the AHGP Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that simple errors or mistakes can occur. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant.

In accordance with SEC Regulations regarding the reporting of Internal Controls over Financial Reporting, our management is not required to provide an annual report regarding internal controls over our financial reporting because we are not considered an accelerated filer because we have not completed 12 calendar months of operations. The report for the year ending December 31, 2007 will include management’s assessment of the effectiveness of our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE GENERAL PARTNER

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our general partner. The following table shows information for the executive officers and members of the board of directors of our general partner. Executive officers and directors are elected until death, resignation, retirement, disqualification, or removal.

Name	Age	Position With our Managing General Partner
Joseph W. Craft III[1]	56	President, Chief Executive Officer and Director

R. Eberley Davis[2]	50	Senior Vice President, General Counsel and Secretary

Thomas L. Pearson[3]	53	Senior Vice President – Law and Administration, General Counsel and Secretary

Brian L. Cantrell	47	Senior Vice President and Chief Financial Officer

Michael J. Hall	62	Director and Member of the Audit* Committee

Thomas M. Davidson, Sr.	70	Director and Member of the Audit and Conflicts* Committees

Robert J. Druten	59	Director and Member of the Audit and Conflicts Committee

*	Indicates Chairman of Committee
[1]	Effective March 12, 2007, Mr. Craft resigned from his position as a member of the audit committee.
[2]	Effective February 12, 2007, Mr. Davis was appointed as Senior Vice President, General Counsel and Secretary of our general partner by the board of directors of our general partner.
[3]	Effective February 2, 2007, Mr. Pearson resigned from his position as Senior Vice President – Law and Administration, General Counsel and Secretary of our general partner.

Joseph W. Craft III has been President, Chief Executive Officer and a Director since November 2005 and has majority ownership of ARLP’s managing general partner. Mr. Craft owns indirectly all of the outstanding interest in ARLP’s special general partner. Mr. Craft has been President, Chief Executive Officer and a Director of ARLP’s managing general partner since August 1999. Previously, Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had been previously that company’s General Counsel and Chief Financial Officer. Before joining MAPCO, Mr. Craft was an attorney at Falcon Coal Corporation and Diamond Shamrock Coal Corporation. He is past Chairman of the National Coal Council, a Board and Executive Committee Member of the National Mining Association, a Director of the Center for Energy and Economic Development, and a member of the Board of Trustees for the University of Tulsa. Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctor degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology.

R. Eberley Davis has been our Senior Vice President, General Counsel and Secretary since February 2007 and has been the Senior Vice President, General Counsel and Secretary of ARLP’s managing general partner since February 2007. From 2003 to February 2007, Mr. Davis practiced law in the Lexington, Kentucky office of Stoll Keenon Ogden PLLC. Prior to joining Stoll Keenon Ogden in 2003, Mr. Davis was Vice President, General Counsel and Secretary of Massey Energy Company for one year. Mr. Davis also served in various positions, including Vice President and General Counsel, for Lodestar Energy, Inc. from 1993 to 2002. Mr. Davis is an alumnus of the University of Kentucky, where he received a B.A. degree in Economics and his J.D. degree. He also holds an M.B.A. degree from the University of Kentucky. Mr. Davis is a Trustee of the Energy and Mineral Law Foundation, and a member of the American, Kentucky and Fayette County Bar Associations.

Thomas L. Pearson was our Senior Vice President – Law and Administration, General Counsel and Secretary from November 2005 to February 2007. Mr. Pearson was Senior Vice President – Law and Administration, General Counsel and Secretary of ARLP’s managing general partner from August 1996 to February 2007. Mr. Pearson previously was Assistant General Counsel of MAPCO Inc., and served as General Counsel and Secretary of MAPCO Coal Inc. from 1989 to 1996. Before joining the company, he was General Counsel and Secretary of McLouth Steel Products Corporation, Corporate Counsel for Midland-Ross Corporation, and an attorney for Arter & Hadden, a law firm in Cleveland, Ohio. Mr. Pearson’s current and past business, charitable and education involvement includes Trustee of the Energy and Mineral Law Foundation, Vice Chairman, Legal Affairs Committee, National Mining Association, and Member, Dean’s Committee, The University of Iowa College of Law. Mr. Pearson holds a Bachelor of Arts degree in History and Communications from DePauw University and a Juris Doctor degree from The University of Iowa.

Brian L. Cantrell has been Senior Vice President and Chief Financial Officer since November 2005. Mr. Cantrell has been Senior Vice President and Chief Financial Officer of ARLP’s managing general partner since October 2003. Prior to his current position, Mr. Cantrell was President of AFN Communications, LLC from November 2001 to October 2003 where he had previously served as Executive Vice President and Chief Financial Officer after joining AFN in September 2000. Mr. Cantrell’s previous positions include Chief Financial Officer, Treasurer and Director with Brighton Energy, LLC from August 1997 to September 2000; Vice President – Finance of KCS Medallion Resources, Inc.; and Vice President – Finance, Secretary and Treasurer of Intercoast Oil and Gas Company. Mr. Cantrell is a Certified Public Accountant and holds a Master of Accountancy and Bachelor of Accountancy from the University of Oklahoma.

Michael J. Hall became a Director in March 2006. Mr. Hall is also a Director and serves as Chairman of the Audit Committee of ARLP’s managing general partner. Mr. Hall is Chairman of the board of directors of Matrix Service Company (Matrix). Previously, Mr. Hall served as President and Chief Executive Officer of Matrix from March, 2005 until he retired in November, 2006. Mr. Hall also served as Vice President – Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September, 1998 to May, 2004. Matrix is a company which provides general industrial construction and repair and maintenance services principally to the petroleum, petrochemical, power, bulk storage terminal, pipeline and industrial gas industries. Prior to working for Matrix, Mr. Hall was Vice President and Chief Financial Officer of Pexco Holdings, Inc., Vice President – Finance and Chief Financial Officer for Worldwide Sports & Recreation, Inc. an affiliated company of Pexco, and worked for T.D. Williamson, Inc., as Senior Vice President, Chief Financial and Administrative Officer, and Director of Operations – Europe, Africa and Middle East Region. Mr. Hall is Chairman of the board of directors of Integrated Electrical Services, Inc. and a member of its audit and nominating/governance committees and has served in that capacity since May 2006. He also serves as Chairman of the board of directors of American Performance Funds and a member of its audit and nominating committees and has served in that capacity since July 1990. Mr. Hall holds a Bachelor of Science degree in Accounting from Boston College and a Master of Business Administration from Stanford University. Mr. Hall is chairman of the audit committee.

Thomas M. Davidson, Sr. became a Director in March 2006. In 1999, Mr. Davidson founded Davidson Capital Group, which is engaged primarily in assisting enterprises in obtaining venture capital and private equity to enable growth initiatives such as mergers and acquisitions and consolidations. Mr. Davidson is a President and Senior Managing Director of Davidson Capital Group and has served in such capacity since 1999. From 1986 to 1989, Mr. Davidson was Senior Vice President and General Counsel of The Peter Kiewit Companies, a coal mining and construction company. From 1982 to 1985, Mr. Davidson was a senior law partner in the Corporate group in Akin, Gump, Strauss, Hauer and Feld. From 1977 to 1982, Mr. Davidson was Senior Vice President and General Counsel of Mapco Inc. Mr. Davidson holds a Bachelor degree in Political Science from Williams College and a Juris Doctor degree from Duke University. Mr. Davidson is chairman of the conflicts committee and a member of the audit committee.

Robert J. Druten became a Director in January 2007. From September 1994 to August 2006, Mr. Druten was the Executive Vice President and Chief Financial Officer at Hallmark Cards, Inc. From 1991 until 1994, Mr. Druten served as Executive Vice President and Chief Financial Officer of Crown Media, Inc., a cable communication subsidiary of Hallmark. Previously, Mr. Druten served as Vice President of Corporate Development and Planning of Hallmark Cards, Inc., from 1989 until 1991. Prior to joining Hallmark in 1986, Mr. Druten held a variety of executive positions with Pioneer Western Corporation from 1983 until 1986. Mr. Druten holds a BS in Accounting from Kansas University as well as a MBA from Rockhurst University. Mr. Druten currently serves as a member of the board of directors of Kansas City Southern Industries, Inc. (NYSE: KSU), a transportation and financial services company, and is a Chairman of both the audit and finance committees of the board of directors of Kansas City Southern Industries, Inc. Mr. Druten is also a Trustee and Chairman of the Board of Entertainment Properties Trust (NYSE: EPR), a real estate investment trust focused on the acquisition of movie theatre complexes and other entertainment related properties, and is a member of the audit, compensation and governance committees of the Board of Entertainment Properties Trust. Mr. Druten is a member of the audit and conflicts committees.

Audit Committee

The audit committee is comprised of three non-employee members of the board of directors (currently, Mr. Hall, Mr. Davidson and Mr. Druten). After reviewing the qualifications of the current members of the audit committee, and any relationships they may have with us that might affect their independence, the board of directors has determined that all current audit committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, all current audit committee members are “independent” as that concept is defined in the applicable rules of the NASDAQ, all current audit committee members are financially literate, and Mr. Hall qualifies as an audit committee financial expert under the applicable rules promulgated pursuant to the Exchange Act.

Report of the Audit Committee

The audit committee of AGP oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. The audit committee has the responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm and assists the board of directors by conducting its own review of our:

•	filings with the Securities and Exchange Commission (the SEC) and the Securities Act of 1933 and the Securities Exchange Act of 1934 (the Exchange Act) (i.e., Forms 10-K, 10-Q, and 8-K);

•

press releases and other communications by us to the public concerning earnings, financial condition and results of operations, including changes in distribution policies or practices affecting the holders of our units;

•	systems of internal controls regarding finance and accounting that management and the board of directors have established; and

•	auditing, accounting and financial reporting processes generally.

In fulfilling its oversight and other responsibilities, the audit committee either met or took action in the form of written consents three times during 2006. The audit committee’s activities included, but were not limited to, (a) the selection of the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) the review of the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30 and September 30, 2006, (d) performing a self-assessment of the committee itself, and (e) reviewing the audit committee charter. Based on the results of the annual self-assessment, the audit committee believes that it satisfied the requirements of its charter. The audit committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

Our independent registered public accounting firm, Deloitte & Touche LLP, is responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles. The audit committee reviewed with Deloitte & Touche LLP its judgment as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards.

The audit committee discussed with Deloitte & Touche LLP the matters required to be discussed by SAS 61 (Codification of Statement on Auditing Standards, AU § 380), as may be modified or supplemented. The committee received written disclosures and the letter from Deloitte & Touche LLP required by Independence Standards Board No. 1., Independence Discussions with Audit Committees, as may be modified or supplemented, and has discussed with Deloitte & Touche LLP, its independence from management and AHGP.

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the SEC.

Members of the Audit Committee:

Michael J. Hall, Chairman
Thomas M. Davidson, Sr.
Robert J. Druten

Code of Ethics

We have adopted a Code of Ethics with which our chief executive officer and our senior financial officers (including our principal financial officer, and our principal accounting officer or controller), are expected to comply. The Code of Ethics is publicly available on our website under Investors Relations at www.ahgp.com and is available in print to any unitholder who requests it. If any substantive amendments are made to the Code of Ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Communications with the Board

Unitholders or other interested parties can contact any director or committee of the board by writing to them c/o Senior Vice President – General Counsel and Secretary, P. O. Box 22027, Tulsa, Oklahoma 74121-2027. Comments or complaints relating to our accounting, internal accounting controls or auditing matters will also be referred to members of the audit committee. The audit committee has procedures for (a) receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Craft and certain current and former members of management of ARLP and certain of their permitted transferees (collectively, the Management Group) together own approximately 80% of the outstanding AHGP common units. The members of the Management Group are parties to a transfer restrictions agreement (Transfer Restrictions Agreement) which contains provisions restricting the transfer of 46,763,000 common units held by members of the Management Group (the Restricted Units). Certain specific provisions of the Transfer Restrictions Agreement may cause the holders of the Restricted Units and Mr. Craft to be deemed, pursuant to Exchange Act Rule 13d-5(b), to be members of a group that beneficially owns greater than 10% of the AHGP common units and, accordingly, may subject the members of the Management Group to the reporting provisions of Section 16(a) of the Exchange Act. On March 8, 2007, each member of the Management Group who had not previously filed a Form 3 made his, her or its Form 3 filing. However, because the Transfer Restrictions Agreement was entered into on June 13, 2006, the Form 3s filed on March 8, 2007 may be considered delinquent if the Transfer Restrictions Agreement indeed created the existence of a 10% group among the Management Group.

Mr. Craft has timely filed all of his statements of beneficial ownership required by Section 16(a). The following entities in Mr. Craft’s Section 13d control group, all of which may be deemed to be members of the 10% group described above, stated their initial statements of beneficial ownership on Form 3 on March 8, 2007 (which may be considered delinquent): ARH, ARH II, Alliance Management Holdings III, LLC, and the Joseph W. Craft III Foundation.

Each of the following members of the Management Group made a potentially delinquent Form 3 filing on March 8, 2007: A. Wellford Tabor, Joseph W. Craft III 2006 Irrevocable Trust FBO Joseph W. Craft IV dated February 27, 2006, Joseph W. Craft III 2006 Irrevocable Trust FBO Caroline B. Fiddes dated February 27, 2006, Joseph W. Craft III 2006 Irrevocable Trust FBO Ryan E. Craft dated February 27, 2006, Joseph W. Craft III 2006 Irrevocable Trust FBO Kyle Craft dated February 27, 2006, Charles R. Wesley, Nancy Wesley, Charles R. Wesley Family Trust Irrevocable Trust Agreement, dated March 28, 2006, Thomas M. Wynne, Cindy J. Wynne, Thomas M. Wynne Family Trust Irrevocable Trust Agreement, dated March 28, 2006, Gary J. Rathburn, Anita Rathburn, Raft LLC, Dave A. Gilbert, George C. Tichnell, Dale G. Wilkerson, Bret A. Hardwick, Michael R. Rieck, Alan K. Boswell, The Alan Kent Boswell Trust,

Linda K. Boswell, The Linda Knight Boswell Trust, Alan B. Smith, Kendall Barret, John W. Tanner and S. Paul Mackey. Mr. Mackey also filed a Form 4 on March 8, 2007, to disclose an open market purchase of additional units subsequent to the execution of the Transfer Restrictions Agreement. This Form 4 was also potentially delinquent (if a 10% group exists among the members of the Management Group). Except for certain limited family transfers permitted under the Transfer Restrictions Agreement, no other member of the Management Group has made any acquisition or dispositions of AHGP common units since the execution of the Transfer Restrictions Agreement.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (our named executive officers). Our named executive officers are also executive officers of MGP, ARLP’s managing general partner, of which we own 100% of the member’s interest. Our named executive officers spend the majority of their time managing the ARLP Partnership, and the ARLP Partnership is responsible for the majority of their compensation. Therefore, our general partner’s board of directors has delegated responsibility for decisions related to our executive officers’ compensation to the compensation committee of the board of directors of MGP (ARLP Compensation Committee).

Based on the estimated time each of our executive officers spent managing our affairs, our general partner’s board of directors agreed the percentages set forth below of each executive officer’s base salary would be allocated to us:

Executive Officer	Allocation To Us (2)
Joseph W. Craft III, CEO	5%
Brian L. Cantrell, CFO	13%
Thomas L. Pearson (1)	13%

(1)	Resigned effective February 2, 2007.
(2)	We consummated our IPO on May 15, 2006 and this allocation is for the period from May 15, 2006 to December 31, 2006.

In addition, for 2006 we paid the ARLP Partnership a stipulated benefit burden equal to 38% of allocated base salary. We agreed to this percentage allocation in the Administrative Services Agreement, and we believe it is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes. Pursuant to the Administrative Services Agreement, this percentage allocation is applied to the total allocated base salary cost of all employees of the ARLP Partnership who provide services to us, not just our named executive officers, and is applied without regard to the amount of actual bonus, if any, received by any particular employee. Accordingly, the amounts shown are not indicative of the actual bonus, if any, received by our named executive officers. Our general partner’s board of directors will review these allocations periodically to determine whether they are appropriate. For more information on the allocation of expenses attributable to executive officers between us, the ARLP Partnership and other affiliates, read “Administrative Services Agreement with ARLP” discussed below.

This CD&A discusses the ARLP Partnership’s compensation program as it relates to our executive officers. The ARLP Partnership’s compensation program is administered by the ARLP Compensation Committee.

Overall ARLP Partnership Compensation Policy and Philosophy

The ARLP Partnership’s compensation policy is to offer a cash and equity-based compensation package that attracts and retains executive officers and aligns executive compensation with the interests of ARLP’s unitholders on both a short- and long-term basis. As described in more detail below under “Compensation Policy and Program Components,” the primary components of the ARLP Partnership’s executive compensation programs are base salary, annual incentive bonus awards under its STIP and equity participation in the form of restricted units under the ARLP LTIP. No cost associated with the ARLP LTIP is allocated to us, and no units awarded or payments made to our executive offers pursuant to the ARLP LTIP will be discussed in this CD&A.

The ARLP Partnership’s compensation philosophy is to provide total compensation that is competitive with companies of similar size, including companies that produce and market coal and that compare favorably to the ARLP Partnership with regard to revenue, number of mines, type of mines (e.g., the ARLP Partnership compares primarily to coal companies with underground mines) and other financial and operating indicators by which it has historically measured its performance. In general, the ARLP Partnership’s policy is to target base salary at the middle of the competitive market place, and annual incentive bonus awards and equity participation are designed to give an executive the opportunity, based upon the ARLP Partnership’s overall performance, to achieve total compensation at the top quarter of the competitive market place.

The objectives of the ARLP Partnership’s executive compensation programs are to align compensation with its business objectives and performance and enable it to attract, retain and motivate qualified executive officers that contribute to its long-term success. The ARLP Partnership’s primary business objective is to create sustainable, capital-efficient growth in distributable cash flow to maximize distribution to ARLP’s unitholders.

The ARLP Partnership Compensation Policy and Program Components

The primary components of the ARLP Partnership’s executive compensation program are:

•	base salary;

•	annual incentive bonus awards; and

•	equity participation in the form of restricted units.

Historically, each executive’s compensation related to these components has been allocated in the following manner:

•	approximately 40 – 50% in the form of base salary;

•	approximately 15 – 20% in the form of annual incentive bonus awards under the STIP; and

•	the remaining compensation in the form of equity participation or restricted units under the ARLP LTIP.

Some of the executive officers are also entitled to compensation pursuant to the supplemental executive retirement plan of the ARLP Partnership (SERP), and all of the executive officers are entitled to customary benefits available to all of the ARLP Partnership’s employees, including group medical, dental, and life insurance and participation in the ARLP Partnership’s profit sharing and savings plan. In 2005, the executive officers and some additional members of senior management executed release and waiver forms terminating their employment agreements.

Base Salary

The ARLP Compensation Committee reviews and approves the base salary of our named executive officers. When reviewing base salaries, the ARLP Compensation Committee’s policy is to consider the individual’s performance, the ARLP Partnership’s past performance and the individual’s contribution to that performance, the individual’s level of responsibility and competitive pay practices. In general, base salaries are targeted at the middle of the competitive market place. As discussed above, the ARLP Partnership compares its total compensation programs to that of companies of similar size, including companies that produce and market coal and that compare favorably to it with regard to revenues, number of mines, type of mines and other financial and operating indicators by which it has historically measured its performance. This assessment considers relevant industry salary practices, the position’s complexity and level of responsibility, its importance to the ARLP Partnership in relation to other executive positions, and the competitiveness of an executive’s total compensation. Subject to the committee’s approval, the level of an executive officer’s base pay is determined on the basis of relative comparative compensation data and the CEO’s assessment of the executive’s performance, experience, demonstrated leadership, job knowledge and management skills. Historically, such surveys as the Cammock’s Coal Industry Administrative Survey and the 2006 Tulsa Area Survey have been used in making these compensation decisions.

Base salaries are reviewed annually to ensure continuing consistency with market levels. Future adjustments to base salaries will reflect movement in the competitive market as well as individual performance.

Annual Incentive Bonus Awards

To provide discretionary annual incentive bonus awards, the ARLP Partnership maintains the STIP. The STIP, which is administered by the ARLP Compensation Committee, is designed to enhance the ARLP Partnership’s financial performance by rewarding management and selected salaried employees with cash awards for the ARLP Partnership achieving an annual financial performance objective. The annual performance objective for each year is recommended by ARLP’s President and CEO and approved by the ARLP Compensation Committee prior to or during January of that year. The annual aggregate cash awards available under the STIP for employees eligible to receive such cash awards is determined by a formula dependent on the ARLP Partnership’s actual financial results for the year compared to the annual financial performance objective. Individual participants and payments each year are determined by and in the discretion of the ARLP Compensation Committee, which is able to amend the STIP at any time.

The objective of the STIP is to enhance unitholder value by providing eligible employees, including our named executive officers, with added incentive to achieve specific annual targets. The STIP also assists the ARLP Partnership in attracting, retaining and motivating qualified personnel in order to allow the ARLP Partnership to remain competitive with its industry peers. The targets are intended to be aligned with its mission so that bonus payments are made only if unitholder interests are advanced. These targets are established prior to the beginning of each fiscal year. Under the STIP and its related guidelines, the executive officers and other employees selected by the ARLP Compensation Committee are eligible for cash bonuses based upon the comparison of the ARLP Partnership’s actual performance results to an annual EBITDA target. EBITDA is defined as net income before net interest expense, income taxes and depreciation, depletion and amortization. The ARLP Compensation Committee has the discretion to normalize the calculated EBITDA to be consistent with the objectives of the STIP.

For fiscal year 2006, the ARLP Partnership exceeded its annual EBITDA target so that all of the 2006 STIP participants were eligible to receive a cash award at the discretion of the ARLP Compensation Committee. Cash awards are payable in the first quarter of the following calendar year.

Termination of employment of an executive officer participating in the STIP for any reason prior to a performance pay-out distribution will result in the executive officer’s forfeiture of any right, title or interest in a performance pay-out distribution under the STIP, unless and to the extent waived by the ARLP Compensation Committee in its discretion.

The ARLP Compensation Committee honored the request of Mr. Craft that he not receive a cash award under the STIP for 2006, even though Mr. Craft would have been entitled to a STIP bonus under the Compensation Policy and Program Components adjustment procedures described in this CD&A. Mr. Pearson did not receive a STIP bonus for 2006 because he terminated his employment prior to the payment of the STIP bonus in the first quarter of 2007.

Equity Participation

The ARLP LTIP is a part of the ARLP Partnership’s compensation program only, and no part of it is intended to compensate our executive officers for their service to us. Therefore, no cost associated with the ARLP LTIP is allocated to us, and no units awarded or payments made to our executive officers pursuant to ARLP LTIP will be discussed in this CD&A.

We have a separate Long-Term Incentive Plan (AHGP LTIP) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership, who perform services for us. The AHGP LTIP consists of two components: restricted units and phantom units. The AHGP LTIP limits the number of units that may be delivered pursuant to awards to 5,215,000 units. Units forfeited or withheld to satisfy tax withholding obligations are available for delivery pursuant to other awards. The AHGP LTIP is administered by the board of directors of our general partner. There have been no grants under the AHGP LTIP.

The board of directors of our general partner may terminate or amend the AHGP LTIP at any time with respect to any units for which a grant has not yet been made. Our board of directors has the right to alter or amend the AHGP LTIP or any part of the AHGP LTIP from time to time, including increasing the number of units that may be granted, subject to unitholder approval as may be required by the exchange upon which the common units are listed at that time, if any. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant. The AHGP LTIP will expire upon its termination by the board of directors or, if earlier, when no units remain available under the AHGP LTIP for awards. Upon termination of the AHGP LTIP, awards then outstanding will continue pursuant to the terms of their grants.

Restricted Units. A restricted unit is a common unit that vests over a period of time and that during such time is subject to forfeiture. In the future, the board of directors of our general partner may determine to make grants of restricted units under the AHGP LTIP to employees, directors and consultants containing such terms as it determines. The board of directors will determine the period over which restricted units granted to participants will vest. The board of directors, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the restricted units will vest upon a change in control, as defined in the AHGP LTIP. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted unit. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the board of directors or the terms of the award agreement provide otherwise.

Common units to be delivered as restricted units may be common units acquired by us in the open market, common units acquired by us from any other person or any combination of the foregoing. If we issue new common units upon the grant of the restricted units, the total number of our common units outstanding will increase.

We intend that the restricted units under the AHGP LTIP will serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common units. Therefore, participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Phantom Units. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the board of directors, cash equivalent to the value of a common unit. In the future, the board of directors may determine to make grants of phantom units under the plan to employees, consultants and directors containing such terms as the board of directors determines. The board of directors will determine the period over which phantom units granted under the plan will vest. The board of directors, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the phantom units will vest upon a change in control. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the board of directors or the terms of the award agreement provide otherwise.

The board of directors, in its discretion, may grant distribution equivalent rights, or DERs, with respect to a phantom unit. DERs entitle the grantee to receive a cash payment equal to the cash distributions made on a common unit during the period the phantom unit is outstanding. The board of directors will establish whether the DERs are paid currently, when the tandem phantom unit vests or on some other basis.

Common units to be delivered upon the vesting of phantom units may be common units acquired by us in the open market, common units acquired by us from any other person or any combination of the foregoing. If we issue new common units upon vesting of the phantom units, the total number of common units outstanding will increase.

We intend the issuance of any common units upon vesting of the phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

U.S. Federal Income Tax Consequences of Awards Under the AHGP LTIP. Generally, when phantom units or restricted units are granted, there are no income tax consequences for the participant or us. Upon the payment to the participant of common units and/or cash in respect of the award of phantom units or the release of restrictions on restricted units, including any distributions that have been made thereon, the participant recognizes compensation equal to the fair market value of the cash and/or units as of the date of delivery or release.

Effect of a Change in Control. Upon a change in control as defined in the AHGP LTIP, all awards of restricted units and phantom units under the AHGP LTIP shall automatically vest and become payable or exercisable, as the case may be, in full. In this regard, all restricted periods shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. The AHGP LTIP defines a change in control as one of the following: (1) any sale, lease, exchange or other disposition of all or substantially all of our assets, our general partner’s assets or the ARLP Partnership’s assets to any person other than our general partner or any affiliate of our general partner; or (2) a person or group (other than Joseph W. Craft III and his affiliates) being or becoming the beneficial owner of more than 50% of all voting interests of our general partner then outstanding.

Supplemental Executive Retirement Plan

The ARLP Partnership maintains a SERP for certain officers and key employees, which is part of the ARLP Partnership’s compensation program only, and no part of it is intended to compensate our executive officers for their service to us. Therefore, no cost associated with the SERP is allocated to us, and no SERP awards or change in the value of the SERP notional account balance for any named executive employees will be discussed in this CD&A.

CEO Executive Compensation

In determining Mr. Craft’s compensation, the ARLP Compensation Committee considered the ARLP Partnership’s financial performance and peer group compensation data, which is described in more detail above under “Overall ARLP Partnership Compensation Philosophy and Policies,” as well as Mr. Craft’s leadership, decision-making skills, experience, knowledge, communication with the board of directors and strategic recommendations. The ARLP Compensation Committee did not place any particular relative weight on any one of these factors, but the ARLP Partnership’s financial performance is generally given the most weight. The ARLP Compensation Committee’s decisions regarding Mr. Craft’s compensation are reported to and discussed with the board of directors of ARLP’s managing general partner meeting in executive session without Mr. Craft’s participation. For fiscal year 2006, Mr. Craft served as our and ARLP’s CEO. The ARLP Compensation Committee honored Mr. Craft’s request that his salary not be increased in 2006 even though a salary increase would have been warranted under the compensation adjustment procedure described above. The ARLP Compensation Committee also honored Mr. Craft’s requests that he not receive a cash bonus under the STIP for 2006.

Conclusion

Our general partner’s board of directors has delegated responsibility for decisions related to our executive officers compensation to the ARLP Compensation Committee. In making decisions regarding executive compensation, the ARLP Compensation Committee compares current compensation levels with those of other companies, including companies that produce and market coal and that compare favorably to the ARLP Partnership with regard to financial and operating indicators by which it has historically measured its performance. The ARLP Compensation Committee uses its discretion to determine a total compensation package of base salary, short-term and long-term incentives that are competitive with this group of peer companies. Based upon its review of the ARLP Partnership’s overall executive compensation program, the ARLP Compensation Committee believes (1) its executive compensation program is appropriately applied to its executive officers (which includes our named executive officers) and is necessary to retain the executive officers who are essential to its continued development and success, to compensate those executive officers for their contributions and to enhance unitholder value; (2) the program’s structure is appropriate, competitive and effective to serve the purposes for which it was established; and (3) the total compensation opportunities provided to the executive officers create a commonality of interest and alignment of its long-term interests with that of its unitholders.

Summary Compensation Table for 2006

The following table provides a summary of our executive officers’ total compensation expense paid by the ARLP Partnership for the fiscal year-ended December 31, 2006. Please see footnote (7) below for an explanation of the compensation amounts allocated to us by the ARLP Partnership.

Name and Principal Position	Year	Salary (7)	Bonus (1)	Unit Awards (2)	Option Awards (1)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (4)	Total
Joseph W. Craft III, President, Chief Executive Officer and Director (5)	2006	$334,828	$—	$1,066,400	$—	$—	$—	$302,821	$1,704,049

Brian L. Cantrell Senior Vice President – Chief Financial Officer	2006	202,115	—	241,573		125,000		68,825	637,513

Thomas L. Pearson, Senior Vice President – Law and Administration, General Counsel and Secretary (6)	2006	210,680	—	156,240		—		124,477	491,397

(1)	Column is not applicable.
(2)	Represents the compensation expense recognized in 2006 in accordance with SFAS No. 123R associated with grants made in 2006, 2005 and 2004. Please see “Item 8. Financial Statements and Supplementary Data – Note 14. Compensation Plans” for an explanation of the valuation assumptions we use in applying SFAS No. 123R. Also, please see “Item 11. Compensation Discussion and Analysis—Compensation Policy and Program Components—Equity Participation.”
(3)	Represents the STIP bonus earned for year 2006. STIP payments are made by the ARLP Partnership in the first quarter of the year following the year earned. Other than this bonus, there were no other applicable bonuses earned or deferred associated with year 2006. Please see “Item 11. Compensation Discussion and Analysis—Compensation Policy and Program Components—Annual Incentive Bonus Awards.”
(4)	Represents the sum of the (a) change in value of the SERP notional account balance, (b) distribution equivalent rights received on non vested ARLP LTIP phantom unit grants and (c) 401(K) employer contribution. For Mr. Craft, the amounts were $120,101, $165,120 and $17,600, respectively. For Mr. Cantrell, the amounts were $16,360, $37,728 and $14,737, respectively. For Mr. Pearson, the amounts were $63,287, $45,696 and $15,494, respectively. No named executive officer received perquisites or personal benefits with a total value in excess of $10,000.
(5)	In 2006, the ARLP Compensation Committee, in consideration of Mr. Craft’s significant ownership position in us, did not award a STIP bonus and did not grant ARLP LTIP phantom units to him, even though he would have been entitled to a STIP bonus and to receive ARLP LTIP phantom unit grants under the CEO Executive Compensation adjustment procedure described in the CD&A. Mr. Craft does not receive any compensation for the services he performs as a director.
(6)	In 2006, Mr. Pearson did not receive a STIP bonus because he terminated his employment prior to the payment of the STIP bonus in the first quarter of 2007.
(7)

The table below reflects the portion of the executive officers’ total compensation expense for 2006 allocated to us by ARLP Partnership. Based on the estimated time each executive officer spent managing our affairs for the period from May 15, 2006 to December 31, 2006, our general partner’s board of directors agreed that 5%, 13% and 13% of the base salary of Messrs. Craft, Cantrell and Pearson, respectively, would be allocated to us. Moreover, for the period from May 15, 2006 to December 31, 2006, we were billed by the ARLP Partnership a stipulated benefit burden of 38% of allocated base salary. We agreed to this percentage allocation in the Administrative Services Agreement, and we believe it is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes. Pursuant to the Administrative Services Agreement, this percentage allocation is applied to the total allocated base salary cost of all employees of the ARLP Partnership who provide services to us, not just our named executive officers, and is applied without regard to the amount of actual bonus, if any, received by any particular employee. Accordingly, the amounts shown are not indicative of the actual bonus, if any, received by our named executive officers.

Name	Allocated Salary	Allocated Benefit Burden	Total Allocation of Compensation to Us	Allocated Salary as a % of Total Allocated Compensation
Joseph W. Craft III	$10,595	$4,026	$14,621	72.5%

Brian L. Cantrell	16,629	6,319	22,948	72.5%

Thomas L. Pearson	17,333	6,587	23,920	72.5%

Narrative Discussion Relating to the Summary Compensation Table

Annual Incentive Bonus Awards

To provide discretionary annual incentive bonus awards, the ARLP Partnership maintains the STIP. The STIP is designed to enhance the financial performance by rewarding management and selected salaried employees with cash awards for the ARLP Partnership’s achieving an annual financial performance objective. The annual performance objective for each year is recommended by ARLP’s President and CEO and approved by the ARLP Compensation Committee prior to or during January of that year. The STIP is administered by the ARLP Compensation Committee. Individual participants and payments each year are determined by and in the discretion of the ARLP Compensation Committee, which is able to amend the plan at any time. These targets are established prior to the beginning of each fiscal year. Under the STIP and its related guidelines, the ARLP Partnership executive officers (including our named executive officers) and other employees selected by the ARLP Compensation Committee are eligible for cash bonuses based upon the comparison of our actual performance results to an annual EBITDA target. EBITDA is defined as net income before net interest expense, income taxes and depreciation, depletion and amortization. The ARLP Compensation Committee has the discretion to adjust the calculated EBITDA to be consistent with the objectives of the STIP.

For fiscal year 2006, the ARLP Partnership exceeded its annual EBITDA target so that all of the 2006 STIP participants were eligible to receive a cash award at the discretion of the ARLP Compensation Committee. Cash awards are payable in the first quarter of the following calendar year.

Long Term Incentive Plan

The ARLP LTIP is a part of the ARLP Partnership’s compensation program only, and no part of it is intended to compensate our executive officers for their service to us. Therefore, no cost associated with the ARLP LTIP is allocated to us, and no units awarded or payments made to our executive officers pursuant to ARLP LTIP will be discussed in this CD&A.

Supplemental Executive Retirement Plan

The ARLP Partnership maintains a SERP for certain officers and key employees, which is part of the ARLP Partnership’s compensation program only, and no part of it is intended to compensate our executive officers for their service to us. Therefore, no cost associated with the SERP is allocated to us, and no SERP awards or change in the value of the SERP notional account balance for any named executive employees will be discussed in this CD&A.

Potential Payments upon Termination or Change of Control

Termination of employment of an executive officer participating in the STIP for any reason prior to a performance pay-out distribution will result in the executive officer’s forfeiture of any right, title or interest in a performance pay-out distribution under the STIP, unless and to the extent waived by the ARLP Compensation Committee in its discretion.

Upon a change in control as defined in the AHGP LTIP, all awards of restricted units and phantom units under the AHGP LTIP shall automatically vest and become payable or exercisable, as the case may be, in full. In this regard, all restricted periods shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. The AHGP LTIP defines a change in control as one of the following: (1) any sale, lease, exchange or other transfer of all or substantially all of our assets, our general partner’s assets or the ARLP Partnership’s assets to any person other than our general partner or any affiliate of our general partner; (2) a person or group (other than Joseph W Craft III and his affiliates) being or becoming the beneficial owner of more than 50% of all voting interests of our general partner then outstanding.

Upon any recapitalization, reorganization, reclassification, split of common units, distribution or dividend of securities on common units, consolidation or merger of ARLP, or sale of all or substantially all of the ARLP Partnership’s assets or other similar transaction which is effected in such a way that holders of common units are entitled to receive (either directly or upon subsequent liquidation) cash, securities or assets with respect to or in exchange for common units, the ARLP Compensation Committee shall, in its sole discretion (and upon the advice of financial advisors as may be retained by the ARLP Compensation Committee), immediately adjust the notional balance of phantom units in each executive officer’s account, to the extent such executive officer participates in the SERP, to equitably credit the fair value of the change in the common units and/or the distributions (of cash, securities or other assets) received or economic enhancement realized by the holders of the common units.

An executive officer who participates in the SERP shall be entitled to receive an allocation under the SERP for the year in which his employment is terminated on the occurrence of any of the following events:

(1)	the executive officer’s employment is terminated other than for cause;

(2)	the executive officer terminates employment for good reason;

(3)	a change of control of ARLP or its managing general partner occurs and, as a result, an executive officer’s employment is terminated (whether voluntary or involuntary);

(4)	death of the executive officer;

(5)	attaining retirement age of 65 years for any executive officer; and

(6)	incurring a total and permanent disability, which shall be deemed to occur if an executive officer is eligible to receive benefits under the terms of the long-term disability program maintained by ARLP.

This allocation for the relevant year in which an executive officer’s termination occurs shall equal the executive officer’s compensation for such year (including any severance amount, if applicable) multiplied by his certain percentage as determined under the SERP, less his contributions made under our profit sharing and saving plan on behalf of the executive officer, other than pre-tax contributions, matching contributions and profit-sharing contributions (as those terms are defined in such plan).

Directors Compensation for 2006

Name	Fees earned or Paid in Cash ($) (1)	Unit Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Hall	56,250						$56,250
Thomas M. Davidson	56,250						$56,250

(1)	During 2006, all Directors Compensation was paid in the form of cash payments to the directors.

Compensation of Directors of Alliance GP, LLC, our General Partner

Under AHGP’s general partner’s Annual Retainer and Deferred Compensation Plan (Directors’ Plan), each non-employee director will be paid an annual retainer of $56,250 in 2006 and $90,000 in 2007 (the 2006 annual retainer of $90,000 was adjusted pro ratably for the partial year from the IPO on May 15, 2006 until December 31, 2006). One-fourth of the annual retainer amount is payable on or before the first business day of each calendar quarter in that year and is paid in cash. Beginning in 2007, prior to the beginning of each plan year, each non-employee director may elect to defer under the Directors’ Plan all or a portion of his annual retainer until he ceases to be a member of the board of directors. A new election must be made for each plan year. For the annual retainer deferred by a director, a notional account is established and credited with “phantom” units equal to the number of common units that would have been paid but for his deferral election. In addition, when distributions are made with respect to common units, the notional account is credits with “phantom” distributions with respect to the phantom units then credited to the account that are equal in amount to the distributions made with respect to common units. Such phantom distributions are credited as additional phantom units of AHGP. The board of directors may change or terminate the Directors Plan at any time; provided, however, that accrued benefits under the plan cannot be impaired. Mr. Craft, our only employee director, receives no director compensation.

Upon a participating director’s termination, we shall pay to such director (or to his or her beneficiary in case of the director’s death) an amount of cash equal to the then fair market value of the phantom units credited to his or her account.

Upon any recapitalization, reorganization, reclassification, split of common units, distribution or dividend of securities on common units, our consolidation or merger, or sale of all or substantially all of our assets or other similar transaction which is effected in such a way that holders of common units are entitled to receive (either directly or upon subsequent liquidation) cash, securities or assets with respect to or in exchange for common units, the compensation committee shall, in its sole discretion (and upon the advice of financial advisors as may be retained by the compensation committee), immediately adjust the notional balance of phantom units in each director’s account, to the extent such director participates in the Directors’ Plan, to equitably credit the fair value of the change in the common units and/or the distributions (of cash, securities or other assets) received or economic enhancement realized by the holders of the common units.

Board of Directors Compensation Report

The board of directors of our general partner (collectively, the Board) has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Board has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Board’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Board recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The foregoing report is provided by the following directors, who constitute all the members of the board of directors:

Members of the Board of Directors:

Joseph W. Craft III
Michael J. Hall
Thomas M. Davidson, Sr.
Robert J. Druten

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended (the Securities Act), or the Securities Exchange Act of 1934, as amended (the Exchange Act), that incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

Administrative Services Agreement with ARLP

In connection with the closing of our IPO, we entered into an Administrative Services Agreement between ARLP, and its Intermediate Partnership, MGP, AGP, and ARH II, the indirect parent of SGP. Under the Administrative Services Agreement, certain personnel of the ARLP Partnership, including executive officers, are providing administrative services to us, MGP, AGP and ARH II and their respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement.

In accordance with this Administrative Services Agreement, on or about December 1 of each year, Alliance Coal is required to submit for approval (1) the proposed allocation of costs and expenses for administrative service fees associated with personnel that perform administrative and commercial services for us, MGP, AGP and ARH II and their respective affiliates and (2) a new estimate of certain shared fixed costs (e.g., office lease, telephone and office equipment lease), which was established at a fixed annual aggregate amount of $90,000, to the board of directors of each of MGP, AGP and ARH II. This proposed allocation of costs and expenses for administrative service fees associated with personnel reflects any changes in personnel of Alliance Coal, changes in each employee’s compensation and Alliance Coal’s good faith estimate of the time each such employee will spend performing services on behalf of each of the entities mentioned above, taking into account prior performance and future expectations. The proposed estimate of certain shared fixed costs reflects Alliance Coal’s good faith estimate of the amount of fixed costs allocable to each of the entities mentioned above. Once approved by the board of directors of each of the entities, the proposed allocation of costs and expenses for administrative service fees associated with personnel and the proposed estimate of shared fixed costs become part of the Administrative Services Agreement, and we and ARH II and the respective affiliates pay the corresponding administrative service fees to ARLP or Alliance Coal. In addition, Alliance Coal is required to prepare a schedule detailing the variance between the estimated allocation of time spent by its personnel on behalf of each of the entities mentioned above in the past year and submit such schedule for approval by the board of directors of each of the entities. Upon approval, the difference between the administrative service fee paid and the adjusted administrative service fee as determined by the variance schedule is paid or reimbursed by each entity to us or Alliance Coal within 60 days after the fiscal year end.

Compensation Committee Interlocks and Insider Participation

With the exception of ARLP, none of our executive officers serves as a member of the board of directors or Compensation Committee of any entity that has one or more of its executive officers serving as a member of the board of directors or Compensation Committee of our general partner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 1, 2007, regarding the beneficial ownership of both our common units and the common units of ARLP by (a) each director of our general partner, (b) each executive officer identified in the Summary Compensation Table included in Item 11 above, (c) all such directors of our general partner and such executive officers as a group, and (d) each person or group known by our general partner to be the beneficial owner of more than 5% of our common units. Our general partner is owned by C-Holdings, which is wholly-owned by Joseph W. Craft III. AHGP owns 42.53% of the outstanding common units of ARLP, and AHGP owns, directly or indirectly, all of the outstanding limited liability company interests of MGP, the managing general partner of ARLP. The address of each of ARLP, C-Holdings, AGP and, unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119. Unless otherwise indicated in the footnotes to the table below, our common units and the common units of ARLP reflected as being beneficially owned by the listed directors and executive officers are held directly by such directors and officers. The percentage of our common units beneficially owned is based on 59,863,000 common units outstanding as of March 1, 2007, and the percentage of common units of ARLP beneficially owned is based on 36,550,659 common units outstanding as of March 1, 2007.

	Alliance Holdings GP, L.P.		Alliance Resource Partners, L.P.
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)(2)(5)	47,863,000	79.95%	15,927,330	43.58%
Michael J. Hall	—	*	26,601	*
Thomas Davidson, Sr.	—	*	—	*
Robert J. Druten	5,000	*	—	*
Brian L. Cantrell (6)	5,000	*	11,605	*
**Thomas L. Pearson (2)(3)	3,574,271	5.97%	39,126	*
All directors and executive officers as a group (6 persons)	47,873,000	79.97%	16,004,662	43.79%

5% Common Unit holders
Management Group (4)	47,863,000	79.95%	n/a	n/a

*	Less than one percent
**	Former executive officer

Footnotes related to AHGP Common Units Beneficial Ownership

(1)	The AHGP common units attributed to Mr. Craft consist of (i) 5,193,759 AHGP common units held directly by him, (ii) 4,411,579 AHGP common units held by a grantor retained annuity trust established by him, (iii) 20,641,168 AHGP common units held by Alliance Resource GP, LLC, of which Mr. Craft is the indirect sole owner and President, Chief Executive Officer and sole director, (iv) 600,000 AHGP common units held by Alliance Management Holdings III, LLC (AMH III), of which Mr. Craft may be deemed to be beneficial owner by virtue of his status as President and sole director of AMH III, and (v) 17,016,494 AHGP common units held by certain current and former members of management of ARLP other than Mr. Craft with whom he may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in footnote (4) below. Of the common units referenced in clause (iii) of this footnote, 7,200,000 common units are subject to a pledge granted by SGP under a Pledge Agreement, dated June 9, 2006, in favor of Bank of Oklahoma, N.A., as agent for the lenders under a Loan Agreement, dated as of June 9, 2006, between ARH II, Bank of Oklahoma, N.A., as agent and lender, and the other lenders parties thereto. The filing of this report shall not be deemed an admission that Mr. Craft beneficially owns the AHGP common units referenced in clauses (iv) and (v) of this footnote.

(2)

Mr. Pearson is one of the current and former members of management of ARLP with whom Mr. Craft may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in clause (v) of footnote (1) above and in footnote (4) below. The 3,574,271 AHGP common units collectively held, directly or indirectly, by Mr. Pearson represent a portion of the 17,016,494 AHGP common units attributed to Mr. Craft as referenced in clause (v) of footnote (1) above. Accordingly, in order to avoid double counting, those 3,574,271 AHGP common units were not included in the line item of the above table entitled “All directors and executive officers as a group (6 persons)” for the calculation of the aggregate number of AHGP common units beneficially owned by the listed officers and directors, and the corresponding percentage calculation.

(3)	Mr. Pearson was the former Senior Vice President – Law and Administration, General Counsel and Secretary of the managing general partner of ARLP, and he resigned effective February 2, 2007.

(4)	Members of the Management Group are parties to a Transfer Restrictions Agreement which contains certain provisions (e.g., drag-along rights granted to Mr. Craft) that, pursuant to Exchange Act Rule 13d-5(b), may cause the Management Group to be deemed to comprise a group under Exchange Act Rule 13d-5(b). Accordingly, without affirming the existence of an Exchange Act Rule 13d-5(b) group, the Management Group made a Schedule 13D filing pursuant to Exchange Act requirements. The Management Group’s 47,863,000 AHGP common units listed in the table above consist of (i) 30,846,506 AHGP Common Units owned, directly or indirectly, or attributed to Mr. Craft as described in clauses (i) through (iv) in footnote (1) above, and (ii) 17,016,494 AHGP common units held by the members of the Management Group other than Mr. Craft, as described in clause (v) of footnote (1) and in footnote (2) above.

In addition to Mr. Craft, one member of the Management Group, Charles R. Wesley III, individually holds more than 5% of AHGP’s common units. Mr. Wesley holds, directly and through a family trust, 3,699,080 AHGP common units, representing 6.18% of the AHGP common units outstanding. The reference in clause (ii) of footnote (4) above to 17,016,494 AHGP common units held by members of the Management Group other than Mr. Craft, includes the 3,699,080 AHGP common units held by Mr. Wesley.

Footnotes related to ARLP Common Units Beneficial Ownership

(5)	Mr. Craft’s ARLP common units consist of (i) 337,599 ARLP common units held directly by him, (ii) 1,000 ARLP common units held by his son, (iii) 44,562 vested common units issuable to him under SERP, and (iv) 15,544,169 ARLP common units held by AHGP. Mr Craft is a director and, through his ownership of C-Holdings, the indirect sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP (as described in footnote (1) above). AHGP owns 42.53% of ARLP’s common units. Mr. Craft disclaims beneficial ownership of the ARLP common units held by AHGP except to the extent of his pecuniary interest therein.

(6)	Mr. Cantrell’s ARLP common units consist of (i) 10,619 ARLP common units held directly by him and (ii) 986 vested ARLP common units issuable to him under the SERP.

ARLP Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2006	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2006
Equity compensation plans approved by unitholders:
Long-Term Incentive Plan (1)	198,980	N/A	242,530

Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	114,358	N/A	45,642
Deferred Compensation Plan for Directors	33,956	N/A	66,044

(1)	On December 7, 2006, the Compensation Committee of MGP determined that the vesting requirements for the 2004 LTIP grants had been satisfied as of December 31, 2006. The ARLP common units associated with the 2004 LTIP grants were issued January 8, 2007. However, since the 2004 LTIP grants had vested on December 31, 2006, they are excluded from the “Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2006” above.

For a description of the SERP and the Deferred Compensation Plan for Directors, please read “Supplemental Executive Retirement Plan” and “Compensation of Directors” under “Item 11. Executive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We currently own 15,544,169 common units of ARLP, representing 42.5% of its common units. In addition, management investors and Joseph W. Craft III own 47,863,000 of our common units.

Certain of our officers and directors are also officers and/or directors of ARLP’s managing general partner, including Joseph W. Craft III, our President and Chief Executive Officer, Michael J. Hall, a Director and Chairman of our Audit Committee, Brian L. Cantrell, our Senior Vice President and Chief Financial Officer, and R. Eberley Davis, our Senior Vice President, General Counsel and Secretary.

Related Party Transactions Between Us, the ARLP Partnership, SGP, SGP Land, AGP, C-Holdings, ARH, and ARH II

ARLP Omnibus Agreement

Pursuant to the terms of the ARLP Amended Omnibus Agreement, AHGP agreed, and caused its controlled affiliates to agree, for so long as management controls the MGP, through its ownership of AHGP, not to engage in the business of mining, marketing or transporting coal in the United Statements, unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the board of directors of MGP with the concurrence of its conflicts committee, elects to cause ARLP not to pursue such opportunity or acquisition. The ARLP Amended Omnibus Agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises AHGP that it has abandoned the pursuit of such business opportunity, and AHGP may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business owned or operated by AHGP and its affiliates at the closing of the IPO; any acquisition by AHGP or its affiliates, the majority value of which does not constitute a restricted business, provided ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by us or our affiliates with the approval of MGP’s board of directors or its conflicts committee.

Except as provided above, we and our affiliates are not prohibited from engaging in activities that directly compete with ARLP. In addition, our affiliates are not prohibited from engaging in activities that compete directly with us.

Registration Rights

In connection with the Contribution Agreement, we agreed to register for sale under the Securities Act and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP, or any of their respective affiliates. These registration rights require us to file one registration statement for each of these groups. We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions. We are obligated to pay all expenses incidental to the registration, excluding underwriting discounts and commissions. These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to AGP by its affiliates. The amounts billed by AGP include $113,000 from May 15, 2006 to December 31, 2006 for costs principally related to the Directors Annual Retainer and Deferred Compensation Plan.

C-Holdings

At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Joseph W. Craft, III, as the lender. The AHGP Credit Facility is available to us for our general partnership purposes. Borrowings under the facility will mature on March 31, 2007 and will bear interest at LIBOR plus 2.0%. We are required to pay a commitment fee to C-Holdings on the unused portion of the AHGP Credit Facility of 0.3% annually. At December 31, 2006, we had no borrowings outstanding under the AHGP Credit Facility. From May 15, 2006 to December 31, 2006, we incurred interest expense to C-Holdings of $18,000 and commitment fees of $8,000.

On March 12, 2007, the board of directors of our general partner approved an extension of the AHGP Credit Facility. Under the terms of the amendment, the AHGP Credit Facility was reduced to $2.0 million and will mature on March 31, 2008. Borrowings under the facility, as extended, will continue to bear interest at LIBOR plus 2.0%, but we will no longer be required to pay a commitment fee to C-Holdings on the unused portion of the facility.

The ARLP Partnership’s Related-Party Transactions

The board of directors of MGP and its conflicts committee review each of the ARLP Partnership’s related-party transactions to determine that each such transaction reflects market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the board of directors of MGP and its conflicts committee approved each of the transactions described below as fair and reasonable to the ARLP Partnership and its limited partners.

River View Coal, LLC Acquisition

In April 2006, the ARLP Partnership acquired from ARH 100% of the membership interest in River View for approximately $1.65 million. At the time, River View had the right to purchase certain assets, including additional coal reserves, surface properties, facilities and permits, from an unrelated party, for $4.15 million plus an overriding royalty on all coal mined and sold by River View from certain of the leased properties included in the assets. In April 2006, River View purchased such assets and assumed reclamation liabilities of $2.9 million. River View controls through coal leases or direct ownership approximately 110.0 million tons of high-sulfur coal reserves in the No. 7, No. 9 and No. 11 coal seams located in Union County, Kentucky.

Tunnel Ridge, LLC Acquisition

In January 2005, the ARLP Partnership acquired from ARH 100% of the limited liability company member interests of Tunnel Ridge for approximately $500,000 and the assumption of reclamation liabilities. Tunnel Ridge controls through a coal lease agreement with SGP, an estimated 70 million tons of high-sulfur coal in the Pittsburgh No. 8 coal seam underlying approximately 9,400 acres of land located in Ohio County, West Virginia and Washington County, Pennsylvania. Under the terms of the coal lease, beginning on January 1, 2005, Tunnel Ridge has paid and will continue to pay SGP an advance minimum royalty of $3.0 million per year. The advance royalty payments are fully recoupable against earned royalties.

Because the River View and Tunnel Ridge acquisitions were between entities under common control, they have been accounted for at historical cost.

Administrative Services

In connection with the closing of our IPO, we entered into an Administrative Services Agreement between ARLP and its Intermediate Partnership, MGP, AGP and ARH II, the indirect parent of SGP. Under the Administrative Services Agreement, certain personnel of the ARLP Partnership, including executive officers, are providing administrative services to us, MGP, AGP and ARH II and their respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $620,000 for the year ended December 31, 2006.

SGP Land, LLC

Webster County Coal has a mineral lease and sublease with SGP Land, a subsidiary of SGP, requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid royalties of $3,005,000,

$3,449,000 and $4,611,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, Webster County Coal has recouped, against earned royalties otherwise due, all but $2,629,000 of the advance minimum royalty payments made under the lease.

Warrior has a mineral lease and sublease with SGP Land. Under the terms of the lease, Warrior paid in arrears an annual minimum royalty obligation of $2,270,000 until $15,890,000 of cumulative annual minimum and/or earned royalty payments was paid. The annual minimum royalty periods extend from October 1st through the end of the following September 30, expiring September 30, 2007. In 2006, Warrior’s cumulative total of annual minimum royalties and/or earned royalty payments exceeded $15,890,000, therefore the annual minimum royalty payment of $2,270,000 is no longer required. Warrior paid royalties of $5,061,000, $3,627,000 and $2,561,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, Warrior has recouped, against earned royalties otherwise due, all advance minimum royalty payments made in accordance with these lease terms.

Hopkins County Coal has a mineral lease and sublease with SGP Land encompassing the Elk Creek reserves, and the parties also entered into the Coal Lease Agreements in connection therewith. The Coal Lease Agreements extend through December 2015, with the right to renew for successive one-year periods for as long as Hopkins County Coal is mining within the coal field, as such term is defined in the Coal Lease Agreements. The Coal Lease Agreements provide for five annual minimum royalty payments of $684,000 beginning in December 2005. The combined annual minimum royalty payments, together with cumulative option fees of $3.4 million previously paid prior to December 2005 by Hopkins County Coal, are fully recoupable against future earned royalty payments. Hopkins County Coal paid advance minimum royalties and/or option fees of $684,000 during each of the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, $4,369,000 of advance minimum royalties and/or option fees paid under the Coal Lease Agreements is available for recoupment, and management expects that it will be recouped against future production.

Under the terms of the mineral lease and sublease agreements described above, Webster County Coal, Warrior and Hopkins County Coal also reimburse SGP Land for its base lease obligations. We reimbursed SGP Land $5,038,000, $6,379,000 and $5,428,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for the base lease obligations. As of December 31, 2006, Webster County Coal, Warrior and Hopkins County Coal have recouped, against earned royalties otherwise due base lessors by SGP Land, all advance minimum royalty payments paid by SGP Land to the base lessors in accordance with the terms of the base leases (and reimbursed by Webster County Coal, Warrior and Hopkins County Coal), except for $323,000.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $300,000 until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $300,000 and $600,000 during the years ended December 31, 2006 and 2005, respectively (the 2004 annual minimum royalty obligation of $300,000 was paid in January 2005 rather than in December 2004). As of December 31, 2006, $900,000 of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP

As noted above, in January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH. In connection with this acquisition the ARLP Partnership assumed a coal lease with SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty obligation of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of 2006 and 2005, which management expects will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with the SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay the SGP an annual lease payment of $240,000. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $240,000 for each of the years ended December 31, 2006 and 2005.

The ARLP Partnership has a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson mining complex. Under the terms of the lease, the ARLP Partnership will make monthly payments of approximately $216,000 through January 2011. Lease expense incurred for each of the three years in the period ended December 31, 2006 was $2,595,000.

The ARLP Partnership previously entered into and has maintained agreements with two banks to provide letters of credit in an aggregate amount of $31.0 million. At December 31, 2006, the ARLP Partnership had $26.6 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. Historically, the ARLP Partnership has compensated SGP for a guarantee fee equal to 0.30% per annum of the face amount of the letters of credit outstanding. During 2003, SGP agreed to waive the guarantee fee in exchange for a parent guarantee from the Intermediate Partnership and Alliance Coal on the mineral leases and sublease with Webster County Coal and Warrior described above. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and does not impact our consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Deloitte & Touche LLP is our independent registered public accounting firm. Fees paid to Deloitte & Touche LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services provided during the years ended December 31, 2006 and 2005, were $322,000 and $236,000, respectively. Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted accounting principles.

Audit-Related Services. Fees for audit-related services provided during the years ended December 31, 2006 and 2005, were $14,000 and $3,000, respectively. Audit-related services consist primarily of audits of employee benefit plans, consultations concerning financial accounting and reporting standards, and attestation services associated with third-party compliance.

Tax Services. Fees for tax services provided during the years ended December 31, 2006 and 2005, were $50,000 and $1,000, respectively. Tax services relate primarily to the preparation of federal and state tax returns but can also be related to tax advice, exclusive of tax services rendered in conjunction with the audit.

All Other Fees. There were no other fees for the years ended December 31, 2006 and 2005.

In addition, ARLP paid audit, audit-related and tax fees of $1,025,000 in 2006 and $962,000 in 2005.

The charter of the audit committee provides that the committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, subject to the requirements of applicable law. In accordance with such charter, the audit committee may delegate the authority to grant such pre-approvals to the audit committee chairman or a sub-committee of the audit committee, which pre-approvals are then reviewed by the full audit committee at its next regular meeting. Typically, however, the audit committee itself reviews the matters to be approved. The audit committee periodically monitors the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8. - Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2005, 2004 and 2003, is set forth under Part II Item 8. - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)	The exhibits listed below are filed as part of this annual report.

2.1	Contribution Agreement by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC and Alliance Resources GP, LLC dated November 18, 2005. (Incorporated by reference to Exhibit 2.1 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

3.1	Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P., dated as of May 15, 2006 (Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

3.2	Amended and Restated Limited Liability Company Agreement of Alliance GP, LLC (Incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

3.3	Certificate of Limited Partnership of Alliance Holdings GP, L.P. (Incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

3.4	Certificate of Formation of Alliance GP, LLC (Incorporated by reference to Exhibit 3.3 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

3.5	Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.1 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on October 27, 2005, File No. 000-26823).

3.6	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.2 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

3.7	Certificate of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.6 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1 filed with the Commission on May 20, 1999 (Reg. No. 333-78845)).

3.8	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.8 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

3.9	Certificate of Formation of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.7 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1/A filed with the Commission on July 23, 1999 (Reg. No. 333-78845)).

3.10	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.4 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

3.11	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.5 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

3.12	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.6 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

4.1	Form of our Common Unit Certificate (Included as Exhibit A to the Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.).

4.2	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

10.1(1)	Alliance Holdings GP, L.P. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.2	Revolving Credit Agreement dated May 15, 2006 between Alliance Holdings GP, L.P. and C-Holdings, LLC (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.3	Omnibus Agreement dated August 20, 1999 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.4	Amendment to Omnibus Agreement dated May 8, 2002 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.5	Second Amendment dated May 15, 2006 to the Omnibus Agreement amount Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, AMH II, LLC, Alliance Resource Holdings II, Inc., Alliance Management Holdings, LLC, Alliance Holdings GP, L.P. and Alliance GP, LLC (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.6	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.7	Registration Rights Agreement dated May 15, 2006 among Alliance Holdings GP, L.P., Alliance GP, LLC and each of the other parties identified on the signature pages (Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-Q filed with the Commission on August 14, 2006, File No. 000-51952).

10.8	Transfer Restrictions Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, C-Holdings, LLC, Alliance Resource Holdings II, Inc. Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, and the individuals and trusts listed on the signature pages thereof (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed with the Commission on June 16, 2006, File No. 000-51952).

10.9	Amended and Restated Registration Rights Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC, and Alliance Resource GP, LLC (Incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K filed with the Commission on June 16, 2006, File No. 000-51952).

10.10	Alliance GP, LLC Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-Q filed with the Commission on November 13, 2006, File No. 000-51952).

*10.11	Charter for the Audit Committee of the Board of Directors dated March 22, 2006.

10.12	Credit Agreement, dated as of August 22, 2003, among Alliance Resource Operating Partners, L.P., JPMorgan Chase Bank (as paying agent), Citicorp USA, Inc. and JPMorgan Chase Bank (as co-administrative agents) and lenders named therein. (Incorporated by reference to Exhibit 10.41 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 000-26823).

10.13	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein. (Incorporated by reference to Exhibit 10.20 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.14	Letter of Credit Facility Agreement dated as of June 29, 2001, between Alliance Resource Partners, L.P. and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.20 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.15	Amendment One to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.33 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 000-26823).

10.16	Guarantee Agreement, dated as of July 31, 2001, between Alliance Resource GP, LLC and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.22 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.17	Letter of Credit Facility Agreement dated as of August 30, 2001, between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.23 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.18	Amendment No. 1 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.9 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-26823).

10.19	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.26 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.20	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.27 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.21	Guaranty Fee Agreement dated as of July 31, 2001, between Alliance Resource Partners, L.P. and Alliance Resource GP, LLC. (Incorporated by reference to Exhibit 10.28 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.22	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein. (Incorporated by reference to Exhibit 10.3 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.23	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.24(1)	Amended and Restated Alliance Resource Management GP, LLC 2000 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.17 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.25(1)	First Amendment to the Alliance Resource Management GP, LLC 2000 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.18 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.26(1)	Alliance Resource Management GP, LLC Short-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.27(1)	Alliance Resource Management GP, LLC Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 99.2 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

10.28	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 99.3 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

10.29	Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation. (Incorporated by reference to Exhibit 10.9 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

10.30	Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

10.31	Amendment No. 3 to the Restated and Amended Coal Supply Agreement effective January 1, 2003 between Webster County Coal, LLC, White County Coal, LLC, Alliance Coal, LLC, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.39 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 000-26823).

10.32	Amendment No. 4 dated October 25, 2005, 2005, between Seminole Electric Cooperative, Inc. and Webster County Coal, LLC (successor-in-interest to Webster County Coal Corporation), White County Coal, LLC (successor-in-interest to White County Coal Corporation), and Alliance Coal, LLC, as successor-in-interest to Mapco Coal, Inc. and agent for Webster County Coal, LLC and White County Coal, LLC, to the Coal Supply Agreement. (Incorporated by reference to Exhibit 10.3 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on October 26, 2005, File No. 000-26823).

10.33	Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power Company and Mettiki Coal Corporation. (Incorporated by reference to Exhibit 10. (t) to MAPCO Inc.’s Annual Report on Form 10-K, filed April 1, 1996, File No. 1-5254).

10.34	Agreement for the Supply of Coal to the Mount Storm Power Station, dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.35	Ancillary Services Agreement, dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.36	Amended and Restated Lease Agreement, dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.3 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.37	Amended and Restated Equipment Lease Agreement (Existing Truck Unloading Facility), dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.4 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.38	Amended and Restated Memorandum of Understanding dated as of June 22, 2005, among Virginia Electric and Power Company, Alliance Coal, LLC and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.5 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.39	Feedstock Agreement No. 2, dated as of July 1, 2005, between Alliance Coal, LLC and Mount Storm Coal Supply, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on August 5, 2005, File No. 000-26823).

10.40	Memorandum of Understanding dated January 17, 2005 between VEPCO and Mettiki. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on January 19, 2005, File No. 000-26823).

10.41	Amendment No. 1 dated January 17, 2005 between VEPCO and Mettiki to the Coal Supply Agreement. (Incorporated by reference to Exhibit 10.3 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on January 19, 2005, File No. 000-26823).

10.42	Coal Feedstock Supply Agreement dated October 26, 2001, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit 10.27 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

10.43	First Amendment to Coal Feedstock Supply Agreement dated February 28, 2002, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit 10.28 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

10.44	Second Amendment to Coal Feedstock Supply Agreement dated April 1, 2003, between Synfuel Solutions Operating LLC and Warrior Coal, LLC. (Incorporated by reference to Exhibit 10.40 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 000-26823).

10.45	Assignment and Assumption Agreement dated April 1, 2003 between Synfuel Solutions Operating LLC, Hopkins County Coal, LLC, and Warrior Coal, LLC. (Incorporated by reference to Exhibit 10.31 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.46	Letter Agreement dated January 31, 2003 between ARH Warrior Holdings, Inc. and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.34 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002 File No. 000-26823).

10.47	Consulting Agreement for Mr. Sachse dated January 1, 2001. (Incorporated by reference to Exhibit 10.18 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-26823).

10.48	Extension of Consulting Agreement with Mr. Sachse, dated September 30, 2003. (Incorporated by reference to Exhibit 10.42 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 000-26823).

10.49	Guaranty by Alliance Coal, LLC dated October 25, 2005. (Incorporated by reference to Exhibit 10.28 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 16, 2006, File No. 000-26823).

10.50	Amendment No. 1 to the Agreement for the supply of coal to Mt. Storm Power Station, made effective January 1, 2007, between Virginia Electric and Power Company and Alliance Coal, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on February 20, 2007, File No. 000-26823).

10.51	Memorandum of Understanding, made effective January 1, 2007, between Virginia Electric and Power Company, and Alliance Coal, LLC, Mettiki Coal (WV), LLC and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.28 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.52	Amended and Restated Credit Agreement, dated as of April 13, 2006, among Alliance Resource Operating Partners, L.P. as Borrower and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and JPMorgan Chase Bank, N.A. as Paying Agent and Citicorp USA, Inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global

Markets Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 99.1 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on April 18, 2006, File No. 000-26823).

10.53	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on May 16, 2006, File No. 000-26823).

10.54	The termination of Guarantee Agreement, dated as of April 24, 2006, between Alliance Resource GP, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on May 16, 2006, File No. 000-26823).

10.55	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-26823).

10.56	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-26823).

10.57	Restated and Amended Feedstock Agreement No. 2, dated June 1, 2006, between Alliance Coal, LLC and Mount Storm Coal Supply, LLC (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on July 13, 2006, File No. 000-26823).

10.58	Financial Covenants Agreement dated October 25, 2005 by and between Seminole Electric Corporation, Inc. and Alliance Coal, LLC. (Portions of this agreement have been omitted based upon a request for confidential treatment. Those omitted portions have been filed with the SEC). (Incorporated by reference to Exhibit 10.29 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 16, 2006, File No. 000-26823).

10.59(1)	First Amendment to the Amended and Restated Alliance Resource Management GP, LLC Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.50 of Alliance Resource Partners, L.P.’s Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.60(1)	Second Amendment to the Amended and Restated Alliance Resource Management GP, LLC Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.51 of Alliance Resource Partners, L.P.’s Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.61(1)	First Amendment to the Alliance Resource Management GP, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.52 of Alliance Resource Partners, L.P.’s Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.62	First Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 10.53 of Alliance Resource Partners, L.P.’s Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

*10.63	Amendment No. 1 to Revolving Credit Facility dated March 12, 2007 between Alliance Holdings GP, L.P. and C-Holdings, LLC.

*14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers.

*21.1	List of Subsidiaries.

*31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 15, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 15, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 15, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 15, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	Filed herewith.
(1)	Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 15, 2007.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft III
Joseph W. Craft III
President, Chief Executive
Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph W. Craft III	President, Chief Executive Officer,	March 15, 2007
Joseph W. Craft III	and Director (Principal Executive Officer)

/s/ Brian L. Cantrell	Senior Vice President and	March 15, 2007
Brian L. Cantrell	Chief Financial Officer

/s/ Michael J. Hall	Director	March 15, 2007
Michael J. Hall

/s/ Thomas M. Davidson	Director	March 15, 2007
Thomas M. Davidson

/s/Robert J. Druten	Director	March 15, 2007
Robert J. Druten