Form 10-Q
period 2007-03-31
Alliance Holdings GP, L.P.
filed 2007-05-14
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(check one) Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 14, 2007, 59,863,000 Common Units are outstanding.

i

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,095	$37,069
Trade receivables, net	90,997	96,558
Other receivables	2,460	3,378
Due from affiliates	71	25
Marketable securities	—	260
Inventories	33,620	20,224
Advance royalties	3,309	4,629
Prepaid expenses and other assets	5,760	8,419

Total current assets	177,312	170,562

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	846,935	819,991
Less accumulated depreciation, depletion and amortization	(399,316)	(383,284)

Total property, plant and equipment, net	447,619	436,707

OTHER ASSETS:
Advance royalties	24,713	22,135
Other long-term assets	8,265	6,091

Total other assets	32,978	28,226

TOTAL ASSETS	$657,909	$635,495

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$60,933	$58,513
Due to affiliates	976	1,289
Accrued taxes other than income taxes	15,520	14,618
Accrued payroll and related expenses	14,940	14,698
Accrued interest	1,282	4,264
Workers’ compensation and pneumoconiosis benefits	7,729	7,704
Current capital lease obligation	371	339
Other current liabilities	12,165	13,964
Current maturities, long-term debt	18,000	18,000

Total current liabilities	131,916	133,389

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	126,000	126,000
Pneumoconiosis benefits	27,160	26,315
Accrued pension benefit	7,010	6,191
Workers’ compensation	42,276	38,488
Asset retirement obligations	48,301	47,825
Long-term capital lease obligation	1,420	1,512
Minority interest	757	839
Other liabilities	7,892	6,610

Total long-term liabilities	260,816	253,780

Total liabilities	392,732	387,169

NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP:
Affiliate	(303,819)	(303,823)
Non-Affiliates	333,525	324,784

Total non-controlling interest	29,706	20,961

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners—Common Unitholders 59,863,000 units outstanding	242,427	234,321
Accumulated other comprehensive income/minimum pension liability	(6,956)	(6,956)

Total Partners’ Capital	235,471	227,365

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$657,909	$635,495

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
SALES AND OPERATING REVENUES:
Coal sales	$238,870	$218,212
Transportation revenues	8,679	10,034
Other sales and operating revenues	9,478	10,074

Total revenues	257,027	238,320

EXPENSES:
Operating expenses	166,989	152,010
Transportation expenses	8,679	10,034
Outside purchases	6,266	3,526
General and administrative	8,553	7,158
Depreciation, depletion and amortization	19,793	14,725

Total operating expenses	210,280	187,453

INCOME FROM OPERATIONS	46,747	50,867
Interest expense (net of interest capitalized for the three months ended March 31, 2007 and 2006 of $316 and $423, respectively)	(2,821)	(3,149)
Interest income	539	907
Other income	901	271

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	45,366	48,896
INCOME TAX EXPENSE	575	1,242

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	44,791	47,654
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	112
MINORITY INTEREST	82	—

INCOME BEFORE NON-CONTROLLING INTEREST	44,873	47,766
Affiliate non-controlling interest in consolidated partnership’s net income	(8)	(9)
Non-affiliate non-controlling interest in consolidated partnership’s net income	(21,794)	(24,875)

NET INCOME	$23,071	$22,882

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.39	$0.48

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.25	$—

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC AND DILUTED	59,863,000	47,363,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$68,456	$67,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(30,725)	(44,714)
Changes in accounts payable and accrued liabilities	(5,803)	(567)
Proceeds from sale of property, plant and equipment	53	418
Purchase of marketable securities	—	(4,735)
Proceeds from marketable securities	260	14,596
Advance on Gibson rail project	(1,754)	—

Net cash used in investing activities	(37,969)	(35,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(60)	—
Contributions to consolidated partnership from affiliate non-controlling interest	1	—
Distributions paid by consolidated partnership to affiliate non-controlling interest	(5)	(4)
Distributions paid by consolidated partnership to non-affiliate non-controlling interest	(11,432)	(9,788)
Distributions paid to Partners	(14,965)	(11,448)

Net cash used in financing activities	(26,461)	(21,240)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,026	11,400

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,069	32,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,095	$43,472

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$6,045	$6,864

Income taxes	$650	$1,025

NON-CASH INVESTING ACTIVITY:
Purchase of property, plant and equipment	$6,337	$8,797

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

Organization and Formation

We are a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP.” We own directly and indirectly 100% of the members’ interest in MGP. MGP is ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users. ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999 to acquire, upon completion of ARLP’s initial public offering on August 19, 1999, certain coal and marketing assets of Alliance Resource Holdings, Inc., a Delaware Corporation (“ARH”). We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership. In June 2006, ARH and its parent company became wholly-owned, directly and indirectly, by Joseph W. Craft, III, ARLP’s President and Chief Executive Officer.

We are owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Joseph W. Craft III, the President and Chief Executive Officer of AHGP and ARLP.

Initial Public Offering and Concurrent Transactions

On May 15, 2006, we completed our initial public offering (“IPO”) of 12,500,000 common units representing limited partner interests in us at a price of $25.00 per unit. In connection with the IPO, Alliance Management Holdings, LLC (“AMH”) and AMH II, LLC (“AMH II”) (which were the previous owners of MGP), AHGP and SGP entered into a contribution agreement (“Contribution Agreement”) pursuant to which 100% of the members’ interest in MGP (which includes ARLP’s incentive distribution rights and MGP’s general partner interests in ARLP), 15,550,628 of ARLP’s common units and a 0.001% managing interest in Alliance Coal were contributed to us. As consideration for this contribution and in accordance with the terms of the Contribution Agreement, we distributed substantially all of the proceeds from our IPO to AMH and AMH II and issued 6,863,470, 19,858,362 and 20,641,168 of AHGP’s common units to AMH, AMH II and SGP, respectively. In June 2006, subsequent to the IPO, the AHGP common units and substantially all of the IPO proceeds distributed to AMH and AMH II were distributed to the individual members of AMH and AMH II. See Note 15 regarding the transfer of our 0.001% managing interest in Alliance Coal to MGP.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present the financial position as of March 31, 2007 and December 31, 2006, the results of their operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. All intercompany transactions and accounts of the AHGP Partnership have been eliminated.

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

Since we own MGP, our unaudited condensed consolidated financial statements reflect the consolidated results of the ARLP Partnership. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP, are reflected as a non-controlling interest in our condensed consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as non-controlling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement (“Administrative Services Agreement”) and amounts billed by, and reimbursed to, AGP under our partnership agreement.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.	CONTINGENCIES

We are not engaged in any litigation. The ARLP Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. Currently, the ARLP Partnership is not engaged in any litigation that it believes is material to its operations, including without limitation, any litigation relating to any of its long-term supply contracts or under the various environmental protection statutes to which it is subject. The ARLP Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of these proceedings, when a loss is probable and the amount is reasonably determinable. Although the ultimate outcome of these matters cannot be predicted with certainty, in the opinion of management, the outcome of any litigation matters to the extent not previously provided for or covered under insurance, is not expected to have a material adverse effect on the ARLP Partnership’s, and, as a result, our business, financial position or results of operations. Nonetheless, these estimates are based on current facts and circumstances, and these matters if resolved in a manner different from the basis on which management has formed its opinion, could have a material adverse effect on our financial position or results of operations.

At certain of the ARLP Partnership’s operations, property tax assessments for several years are under audit by various state tax authorities. The ARLP Partnership believes that it has recorded adequate liabilities based on reasonable estimates of any property tax assessments that may be ultimately assessed as a result of these audits.

In November 2005, the ARLP Partnership settled a contract dispute with ICG, LLC (“ICG”). Under this settlement, which was effective August 1, 2005, Pontiki Coal, LLC (“Pontiki”), one of ARLP’s subsidiaries, shipped coal in approximately ratable monthly quantities until the remaining obligation of 1,681,303 tons under a coal supply agreement with ICG was complete. This shipment obligation was completed in April 2007. As part of this settlement, the ARLP Partnership also executed a new coal sales agreement with ICG whereby another subsidiary of ARLP was to purchase approximately 887,000 tons of coal from ICG. Approximately 63,000, 588,000 and 206,000 tons were purchased and sold at a profit during 2005, 2006 and the three months ended March 31, 2007, respectively, and the remaining 30,000 tons were purchased and sold at a profit during April 2007. Consequently, the ARLP Partnership has fully satisfied its coal sales agreement with ICG.

In March 2004, XL Specialty Insurance Company (“XL”) filed litigation against ARH and the ARLP Partnership in state court of Oklahoma alleging that they and ARH had failed to indemnify XL for Alliance Coal’s failure to pay certain annual premiums associated with four surety bonds issued to the Commonwealth of Kentucky to secure Alliance Coal’s self-insurance workers’ compensation status. All four of these surety bonds were cancelled by XL in 2001 after it made the business decision to withdraw from the surety market. In the lawsuit, XL requested that the trial court determine, under two indemnity agreements, the ARLP Partnership and ARH be found jointly and severely liable to XL for bond premiums on the four cancelled surety bonds. The ARLP Partnership and ARH filed an answer raising a number of affirmative defenses and counterclaims against XL for breach of contract and bad faith. In July 2006, a bench trial occurred in which XL alleged that Alliance Coal owed approximately $876,000 (including interest) through September 2005. In support of its counterclaim, the ARLP Partnership and ARH alleged damages of approximately $400,000 relating to certain increased costs associated with Alliance Coal’s surety bond program. In September 2006, the trial court rendered a decision adverse to the ARLP Partnership and ARH. Accordingly, the ARLP Partnership has recorded a liability and expense to reflect the approximate damages determination made by the trial court for the period through September 30, 2005 and additional estimated expenses through March 31, 2007. The ARLP Partnership has appealed the state district court’s decision to the Oklahoma Supreme Court. In addition, settlement discussions recently have been initiated between the parties. However, the ARLP Partnership cannot give assurance that the outcome of the appeal or settlement process will not differ materially from the ARLP Partnership’s current estimated liability recorded on our condensed consolidated balance sheet.

3.	RIVER VIEW COAL, LLC ACQUISITION

In April 2006, the ARLP Partnership acquired from ARH 100% of the membership interest in River View Coal, LLC (“River View”) for approximately $1.65 million. At the time, River View had the right to purchase certain assets, including additional coal reserves, surface properties, facilities and permits, from an unrelated party, for $4.15 million plus an overriding royalty on all coal mined and sold by River View from certain of the leased properties included in the assets. In April 2006, River View purchased such assets and assumed related asset retirement obligations of $2.9 million. River View controls through coal leases or direct ownership approximately 110.0 million tons of high sulfur coal reserves in the No. 7, No. 9 and No. 11 coal seams, located in Union County, Kentucky.

ARLP Partnership’s acquisition of River View was a related-party transaction and, as such, was reviewed by the board of directors of MGP (“MGP Board of Directors”) and its conflicts committee (“MGP Conflicts Committee”). Based upon this review, the MGP Conflicts Committee determined that this transaction reflected market-clearing terms and conditions customary in the coal industry. As a result, the MGP Board of Directors approved the River View acquisition as fair and reasonable to the ARLP Partnership and its limited partners. Because the River View acquisition was between entities under common control, it was accounted for at historical cost.

4.	MC MINING MINE FIRE

On December 26, 2004, the ARLP Partnership’s subsidiary MC Mining, LLC’s (“MC Mining”) Excel No. 3 mine was temporarily idled following a mine fire (the “MC Mining Fire Incident”). Following suppression of the mine fire, the area affected by the mine fire was completely isolated and efforts commenced to repair and rehabilitate the Excel No. 3 mine. On February 21, 2005, the repair and rehabilitation efforts had progressed sufficiently to allow resumption of production. Coal production has returned to near normal levels, but continues to be adversely impacted by inefficiencies attributable to the MC Mining Fire Incident.

The ARLP Partnership maintains commercial property (including business interruption and extra expense) insurance with various underwriters. We believe such insurance policies will cover a substantial portion of the total cost of the disruption to MC Mining’s operations resulting from the MC Mining Fire Incident. However, until the claim is resolved through the adjustment process, settlement, or litigation, we can make no assurance of the amount or timing of recovery of insurance proceeds.

Partial payments of $4.0 million and $12.2 million were received by the ARLP Partnership in 2006 and 2005, respectively. There have been no additional payments received during the three months ended March 31, 2007. Extra expenses that would not have been incurred, but for the MC Mining Fire Incident, were expensed as incurred with related actual and/or estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual cost incurred. The net book value of property destroyed of $154,000, was written off in the first quarter of 2005 with a corresponding amount recorded as an estimated insurance recovery, since such recovery is considered probable. Expenses associated with business interruption losses are expensed as incurred, and estimated insurance recoveries of such losses are recognized to the extent such recoveries are considered to be probable, up to the actual amount incurred.

Pursuant to the accounting methodology described above, we have recorded as an offset to operating expenses, $0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively from the $16.2 million of partial payments received as described above. These amounts represent the current estimated insurance recovery of actual costs incurred, net of the 2005 deductibles and 2005 co-insurance. The remaining $5.1 million of partial payments are included in other current liabilities in the condensed consolidated financial statements as of March 31, 2007 until the claim is settled, at which time recoveries in excess of actual costs incurred will be recorded as a gain.

5.	NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP

Non-controlling interest in consolidated partnership (“Non-Controlling Interest”) represents third-party and related-party ownership interests in the net assets of the ARLP Partnership. The following table shows the components of Non-Controlling Interest for the periods indicated (in thousands):

	March 31, 2007	December 31, 2006
Affiliate (SGP)	$(303,819)	$(303,823)
Non-Affiliates (ARLP’s non-affiliate limited partners)	333,525	324,784

Total non-controlling interest	$29,706	$20,961

As a result of common control considerations, our condensed consolidated balance sheets reflect the assets and liabilities from the consolidated balance sheets of the ARLP Partnership, with any ownership of the ARLP Partnership by third-party investors and a non-controlling affiliate investor shown as Non-Controlling Interest on our condensed consolidated balance sheet.

The Non-Controlling Interest designated as Affiliate represents the SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The Non-Controlling Interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. Upon adoption of SFAS No. 123R, Share Based Payment on January 1, 2006, the total obligation associated with ARLP’s Long-Term Incentive Plan (“ARLP LTIP”) is also included in the Non-Affiliates component of Non-Controlling Interest (Note 6).

The following table summarizes cash distributions paid to each component of the Non-Controlling Interest for the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2006
Distributions paid to non-controlling interests:
Affiliate (SGP)	$5	$4
Non-Affiliates (ARLP’s non-affiliate limited partners)	11,432	9,788

	$11,437	$9,792

Distributions paid to Non-Controlling Interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of Non-Controlling Interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.8) million. SGP’s investment basis as of March 31, 2007 and December 31, 2006 reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

6.	COMMON UNIT-BASED COMPENSATION

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and directors of MGP and its affiliates who perform services for the ARLP Partnership. On December 7, 2006, the compensation committee (“MGP Compensation Committee”) of the MGP Board of Directors determined that the vesting requirements for the 2004 grants of 205,570 restricted units (net of 9,230 forfeitures) had been satisfied for vesting as of December 31, 2006. As a result of this vesting, on January 8, 2007, the ARLP Partnership issued 130,812 common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax obligations of the ARLP LTIP participants. On January 24, 2007, the MGP Compensation Committee authorized additional grants up to 94,075 restricted units of which 89,875 have been issued and which will vest January 1, 2010, subject to the satisfaction of certain financial tests. The fair value of the 2007 grants is based upon the intrinsic value at the date of grant, which was $35.64 per unit. After consideration of the above mentioned transactions, as of March 31, 2007, 179,355 units remain available for issuance in the future, assuming that all grants currently issued and outstanding for 2005, 2006 and 2007 are settled with common units and no future forfeitures occur. For the three months ended March 31, 2007 and 2006, the ARLP Partnership recorded expense attributable to the ARLP LTIP of $658,000 and $1,060,000, respectively.

As of March 31, 2007, there was $5,405,000 in total unrecognized compensation expense related to the non-vested ARLP LTIP grants. That expense is expected to be recognized over a weighted-average period of 1.7 years. As of March 31, 2007, the intrinsic value of the non-vested ARLP LTIP grants was $9,257,000. The total obligation associated with the ARLP LTIP as of March 31, 2007 was $3,819,000 and is included in the Non-Controlling Interest Non-Affiliates line item in our condensed consolidated balance sheets.

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

7.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$859	$829
Interest cost	567	487
Expected return on plan assets	(672)	(567)
Prior service cost	—	11
Net loss	64	78

Net periodic benefit cost	$818	$838

We previously disclosed in our financial statements for the year ended December 31, 2006, that the ARLP Partnership expected to contribute $1,200,000 to the pension plan in 2007. The ARLP Partnership typically makes a single contribution to its pension plan in the third quarter of a year. Accordingly, as of March 31, 2007, the ARLP Partnership had made no contributions to the pension plan in 2007.

8.	MINE DEVELOPMENT

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

9.	GIBSON RAIL ADVANCES

In 2007, Gibson County Coal, LLC (“Gibson County Coal”), one of ARLP Partnership’s subsidiaries, entered into various contracts with CSX Transportation, Inc. (“CSXT”) and Norfolk Southern Railway Company (“NS”), pursuant to which Gibson County Coal is constructing a rail loop and the rail roads are constructing certain connections and siding facilities, which must be constructed in order to obtain access to CSXT and NS railways. Although these connections and siding facilities will be assets of the respective rail company, Gibson County Coal will advance up to approximately $8.0 million on a combined basis to CSXT and NS during 2007 toward the cost of construction of their necessary infrastructure mentioned above. These advances will be repaid to Gibson County Coal by rail rebates as coal is shipped on the respective railways and Gibson County Coal will also qualify for additional rail rebates from both CSXT and NS. The rail rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement. As of March 31, 2007, Gibson County Coal has advanced $1.8 million which is recorded in other long-term assets in the condensed consolidated balance sheet.

10.	NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Our adoption of FIN No. 48 on January 1, 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The AHGP Partnership is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on our consolidated financial statements.

In December 2006, the FASB issued Financial Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Our adoption of FSP EITF 00-19-2 on January 1, 2007 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure financial instruments and certain other eligible items at fair value which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The AHGP Partnership is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on our consolidated financial statements.

11.	COMPREHENSIVE INCOME

The following table summarizes the effect of the ARLP Partnership’s marketable securities available for sale in other comprehensive income (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$23,071	$22,882
Unrealized gain	—	16

Comprehensive income	$23,071	$22,898

Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the ARLP Partnership’s marketable securities available for sale.

12.	SEGMENT INFORMATION

The ARLP Partnership operates in the eastern United States as a producer and marketer of coal to major utilities and industrial users, also located in the eastern United States. The ARLP Partnership has the following four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments also represent the three major coal deposits in the eastern United States. Coal quality, coal seam height, transportation methods and regulatory issues are similar within each of these three segments. The Illinois Basin segment is comprised of the Dotiki, Gibson, Hopkins, Pattiki and Warrior mines and the River View and Gibson South properties. The Central Appalachian segment is comprised of the Pontiki and MC Mining mines. The Northern Appalachian segment is comprised of the Mettiki and Mountain View mines, two small third-party mining operations, and the Tunnel Ridge and Penn Ridge properties. In late 2006, the ARLP Partnership completed the transition of longwall operations from the Mettiki mine to the Mountain View mine. The ARLP Partnership is in the process of permitting the River View, Tunnel Ridge, Gibson South and Penn Ridge properties for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”) and Matrix Design Group, Inc (“Matrix Design”). Operating segment results for the three months ended March 31, 2007 and 2006 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Consolidated
	(in thousands)
Operating segment results as of or for the three months ended March 31, 2007 were as follows:

Total revenues (1)	$167,873	$43,503	$38,780	$6,871	$257,027
Selected production expenses (2)	90,702	28,562	22,783	6,512	148,559
Segment Adjusted EBITDA (3)	56,496	10,347	8,860	291	75,994
Total assets	366,693	102,720	125,492	63,004	657,909
Capital expenditures	22,583	3,149	4,325	668	30,725

Operating segment results as of or for the three months ended March 31, 2006 were as follows:

Total revenues (1)	$155,347	$48,169	$28,304	$6,500	$238,320
Selected production expenses (2)	82,638	30,576	14,674	3,921	131,809
Segment Adjusted EBITDA (3)	51,311	11,904	7,885	1,921	73,021
Total assets	297,658	90,344	86,002	96,237	570,241
Capital expenditures	29,560	3,805	8,174	3,175	44,714

(1)	Revenues included in the Other and Corporate column are attributable to Mt. Vernon transloading revenues and brokerage coal sales for the three months ended March 31, 2007 and 2006, and Matrix Design revenues for the three months ended March 31, 2007.
(2)	Selected production expenses are comprised of operating expenses and outside purchases (as reflected in the condensed consolidated statements of income), excluding production taxes and royalties that are incurred as a percentage of coal sales or volumes. Selected production expenses are reconciled to operating expenses and outside purchases below.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Reconciliation of Selected Production Expenses to Combined Operating Expenses and Outside Purchases:
Selected production expenses	$148,559	$131,809
Production taxes and royalties	24,696	23,727

Combined operating expenses and outside purchases	$173,255	$155,536

(3)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Reconciliation of Segment Adjusted EBITDA to income before non-controlling interest:
Segment Adjusted EBITDA	$75,994	$73,021
General and administrative	(8,553)	(7,158)
Depreciation, depletion and amortization	(19,793)	(14,725)
Interest expense, net	(2,282)	(2,242)
Income taxes	(575)	(1,242)
Cumulative effect of accounting change	—	112
Minority interest	82	—

Income before non-controlling interest	$44,873	$47,766

13.	MINORITY INTEREST

In March 2006, White County Coal, LLC (“White County Coal”), a subsidiary of Alliance Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to develop and operate a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and the ARLP Partnership is the primary beneficiary. House’s equity ownership in the net assets of MAC was $757,000 as of March 31, 2007, which is recorded as minority interest on our condensed consolidated balance sheet.

On March 19, 2007, MAC entered into a $600,000 line of credit (“LOC”) which expires on March 19, 2008. Borrowings bear interest at the annual rate of 8.25% from the initial borrowing date until the expiration date, payable monthly on the outstanding balance. The LOC is secured by assignment of the Rock Dust Supply Agreement between Alliance Coal and MAC and the Limestone Purchase Agreement between MAC and Hastie Mining Company, an unrelated third-party.

14.	EARNINGS PER UNIT

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

15.	SUBSEQUENT EVENTS

On April 26, 2007, our 0.001% managing interest in Alliance Coal was transferred to our subsidiary, MGP.

On April 30, 2007, we declared a quarterly distribution for the quarter ended March 31, 2007, of $0.25 per unit, totaling approximately $14.9 million, on all common units outstanding, payable on May 18, 2007 to all unitholders of record as of May 11, 2007.

On May 2, 2007, SGP Land, LLC (“SGP Land”), a subsidiary of SGP, entered into a time sharing agreement with Alliance Coal, the ARLP Partnership’s operating subsidiary, concerning two airplanes owned and operated by SGP Land. In accordance with the provisions of the time sharing agreement, the ARLP Partnership will reimburse SGP Land for certain expenses associated with its use of these airplanes.

Because the transaction described above was a related-party transaction, it was reviewed by the MGP Board of Directors and the MGP Conflicts Committee and determined to be fair and reasonable to the ARLP Partnership and its limited partners.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management’s discussion and analysis of financial condition and results of operations include the following:

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

Summary

We have no separate operating activities apart from those conducted by the ARLP Partnership, and our cash flows currently consist primarily of distributions from ARLP for our ARLP partnership interests, including the incentive distribution rights that we own. We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership’s financial results and the results of our other subsidiaries. The non-controlling partners’ interest in the ARLP Partnership is reflected as an expense in our results of operations. In addition to the ARLP Partnership, our historical consolidated results of operations include the results of operations of MGP, our wholly-owned subsidiary. The AHGP Partnership’s results of operations principally reflect the results of operations of the ARLP Partnership adjusted for non-controlling partners’ interest in the ARLP Partnership’s net income. Accordingly, the discussion of our financial position and results of operations in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of the ARLP Partnership. The historical results of our operations for the periods prior to the completion of our initial public offering (IPO) on May 15, 2006, do not reflect the incremental expenses we incur as a result of being a publicly traded partnership.

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

The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users and currently operates eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. The ARLP Partnership also leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana, which we refer to as the Mt. Vernon Transfer Terminal.

The ARLP Partnership has four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three of these segments also represent the three major coal deposits in the eastern United States. As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers and has contractual commitments for substantially all of its planned 2007 production.

The ARLP Partnership receives revenues from coal sales, rental, marketing and other services provided under synfuel-related agreements at three of its mining operations. Each of these agreements, which expire on December 31, 2007, is dependent on the ability of the coal synfuel owners to use certain qualifying federal income tax credits available to their respective coal synfuel facilities and are subject to early cancellation if the synfuel tax credits become unavailable due to a rise in the price of domestic crude oil or otherwise. Pursuant to the ARLP Partnership’s agreements with the coal synfuel owners, it is not obligated to make retroactive adjustments or reimbursements if synfuel credits are disallowed.

Due to the increase in wellhead price of domestic crude oil, the operation of their synfuel facilities has been sporadic. Assuming the synfuel facilities operate throughout 2007, the incremental net income benefit to the ARLP Partnership from all of its synfuel-related agreements is expected to be in the range of $25.0 million to $27.0 million. Net income for the three months ended March 31, 2007 (the “2007 Quarter”) included approximately $8.1 million from various coal synfuel-related agreements.

Quarterly net income for the 2007 Quarter was $23.1 million compared to $22.9 million for the three months ended March 31, 2006 (the 2006 Quarter).

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	6,178	6,102	N/A	N/A
Tons produced	6,557	6,248	N/A	N/A
Coal sales	$238,870	$218,212	$38.66	$35.76
Operating expenses and outside purchases	$173,255	$155,536	$28.04	$25.49

Coal sales. Coal sales for the 2007 Quarter increased 9.5% to $238.9 million from $218.2 million for the 2006 Quarter. The increase of $20.7 million was a result of higher coal sales prices (contributing $17.9 million of the increase) and increased sales volumes (contributing $2.8 million of the increase). Tons sold were 6.2 million and 6.1 million for the 2007 and 2006 Quarters, respectively. Tons produced increased 4.9% to 6.6 million tons for the 2007 Quarter from 6.2 million tons for the 2006 Quarter.

Operating expenses. Operating expenses increased 9.9% to $167.0 million for the 2007 Quarter from $152.0 million for the 2006 Quarter. The increase of $15.0 million resulted from higher operating expenses associated with the following specific factors:

•

Labor and benefit costs increased $4.1 million reflecting increased headcount due to capacity expansion, pay rate increases, workers’ compensation adverse claims development and increased health care costs;

•	Material and supplies, and maintenance costs increased $2.2 million and $1.7 million, respectively, reflecting increased costs for certain products and services used in the mining process;

•

Contract mining costs decreased $1.5 million, primarily reflecting the shutdown of the Hopkins County surface mine and decreased production volume at two small-scale third-party mining operations controlled at ARLP Partnership’s Mettiki complex;

•	Production taxes and royalties (which were directly correlated to coal sales) increased $1.0 million, and included the impact of West Virginia severance tax on the Mountain View mine production;

•

Increased expenses of $1.5 million in the 2007 Quarter were associated with the purchase of coal tons under the settlement agreement the ARLP Partnership entered into with ICG, LLC (ICG) in November 2005. Consistent with the guidance in the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki Coal, LLC’s (Pontiki), one of the ARLP Partnership’s subsidiaries, sale of coal to ICG and Alliance Coal’s purchase of coal from ICG are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki’s sales price to ICG is reported as an operating expense. For more information about the ICG settlement agreement, please read Part I, “Item 1. Financial Statements (Unaudited) – Note 2. Contingencies” of this Quarterly Report on Form 10-Q;

•

The 2006 Quarter operating expenses were reduced by $4.8 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with the mine development. See Note 8. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited) – Note 8. Mine Development” of this Quarterly Report on Form 10-Q; and

•	Reduced tax credit benefit of $1.3 million in the 2007 Quarter was due to reduced coal production in Maryland.

General and administrative. General and administrative expenses increased to $8.6 million for the 2007 Quarter compared to $7.2 million for the 2006 Quarter. The increase of $1.4 million was primarily attributable to increased headcount and related expenses as well as the incremental expenses incurred by us related to being a publicly traded company.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of service fees from coal synfuel production facilities and Mt. Vernon transloading revenues. Other sales and operating revenues decreased 5.9% to $9.5 million for the 2007 Quarter from $10.1 million for the 2006 Quarter. The decrease of $0.6 million is primarily attributable to a reduction in rental and service fees associated with decreased volumes at third-party coal synfuel facilities and reduced transloading revenues due to decreased volumes. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. Outside purchases increased to $6.3 million for the 2007 Quarter from $3.5 million in the 2006 Quarter. The increase of $2.8 million was primarily attributable to higher purchased volume on coal supply agreements with third-party suppliers in the Central Appalachian operation and the Illinois Basin operations ($1.7 million and $0.9 million, respectively).

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $19.8 million for the 2007 Quarter from $14.7 million for the 2006 Quarter. The increase of $5.1 million was primarily attributable to additional depreciation expense associated with recent increased capital expenditures incurred in certain production capacity expansion projects and infrastructure investments, including development of the Elk Creek and Mountain View mines.

Interest expense. Interest expense, net of capitalized interest, decreased to $2.8 million for the 2007 Quarter from $3.1 million for the 2006 Quarter. The decrease of $0.3 million was principally attributable to the decreased capitalization of interest expense related to capital projects and mine development costs along with reduced interest expense resulting from the August 2006 principal payment of $18.0 million on the ARLP Partnership’s senior notes. We had no borrowings under our revolving credit facility during the 2007 Quarter. ARLP Partnership also had no borrowings under its revolving credit facility during the 2007 Quarter.

Interest income. Interest income decreased to $0.5 million for the 2007 Quarter from $0.9 million for the 2006 Quarter. The decrease of $0.4 million resulted from decreased interest income earned on marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006.

Transportation revenues and expenses. Transportation revenues and expenses each decreased to $8.7 million for the 2007 Quarter compared to $10.0 million for the 2006 Quarter. The decrease of $1.3 million was primarily attributable to lower coal sales volumes for which the ARLP Partnership arranges transportation. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, it does not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change, minority interest, and non-controlling interest. Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest for the 2007 and 2006 Quarters was $45.4 million and $48.9 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense decreased to $0.6 million for the 2007 Quarter from $1.2 million for the 2006 Quarter resulting from a state income tax on limited liability companies in Kentucky related to income from a limited liability company prior to the IPO in addition to decreased volume at a third-party coal synfuel facility.

Cumulative effect of accounting change. In the 2006 Quarter, the cumulative effect of accounting change of $0.1 million was attributable to the adoption of SFAS No. 123R on January 1, 2006.

Minority interest. In March 2006, one of ARLP’s subsidiaries, White County Coal, LLC (White County Coal), and Alexander J. House (House) entered into a limited liability company agreement to form Mid-America Carbonates, LLC (MAC). MAC was formed to develop and operate a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FASB Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net loss was $82,000 for the three months ended March 31, 2007 and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2007 Quarter Segment Adjusted EBITDA increased $3.0 million, or 4.1%, to $76.0 million from 2006 Quarter Segment Adjusted EBITDA of $73.0 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$56,496	$51,311	$5,185	10.1%
Central Appalachia	10,347	11,904	(1,557)	(13.1)%
Northern Appalachia	8,860	7,885	975	12.4%
Other and Corporate	291	1,921	(1,630)	(84.9)%

Total Segment Adjusted EBITDA (1)	$75,994	$73,021	$2,973	4.1%

Tons sold
Illinois Basin	4,528	4,309	219	5.1%
Central Appalachia	838	975	(137)	(14.1)%
Northern Appalachia	812	818	(6)	(0.7)%
Other and Corporate	—	—	—	—

Total tons sold	6,178	6,102	76	1.2%

Coal sales
Illinois Basin	$155,192	$141,314	$13,878	9.8%
Central Appalachia	42,995	47,198	(4,203)	(8.9)%
Northern Appalachia	34,524	24,716	9,808	39.7%
Other and Corporate	6,159	4,984	1,175	23.6%

Total coal sales	$238,870	$218,212	$20,658	9.5%

Other sales and operating revenues
Illinois Basin	$7,690	$8,237	$(547)	(6.6)%
Central Appalachia	72	238	(166)	(69.7)%
Northern Appalachia	1,004	553	451	81.6%
Other and Corporate	712	1,046	(334)	(31.9)%

Total other sales and operating revenues	$9,478	$10,074	$(596)	(5.9)%

Segment Adjusted EBITDA Expense
Illinois Basin	$106,386	$98,241	$8,145	8.3%
Central Appalachia	32,721	35,532	(2,811)	(7.9)%
Northern Appalachia	26,668	17,385	9,283	53.4%
Other and Corporate	6,579	4,107	2,472	60.2%

Total Segment Adjusted EBITDA Expense (2)	$172,354	$155,265	$17,089	11.0%

(1)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.
(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Pass through transportation expenses are excluded.

Illinois Basin – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, increased 10.1%, to $56.5 million from the 2006 Quarter Segment Adjusted EBITDA of $51.3 million. The increase of $5.2 million was primarily attributable to increased coal sales which rose by $13.9 million, or 9.8%, to $155.2 million in the 2007 Quarter, as compared to $141.3 million in the 2006 Quarter. Increased coal sales in the 2007 Quarter reflected a higher average coal sales price per ton, which increased $1.47 per ton to $34.27 per ton (contributing $6.7 million of the increase in coal sales) and increased volume sold of 219,000 tons (contributing $7.2 million of the increase in coal sales). Other sales and operating revenues decreased $0.5 million, primarily due to a reduction in rental and service fees associated with decreased volumes at third-party coal synfuel facilities. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Quarter increased 8.3% to $106.4 million from $98.2 million in the 2006 Quarter. On a per ton sold basis, 2007 Quarter Segment Adjusted EBITDA Expense rose to $23.50 per ton, an increase of 3.1% over the 2006 Quarter Segment Adjusted EBITDA Expense of $22.80 per ton. The increase in the 2007 Quarter Segment Adjusted EBITDA Expense reflected the impact of cost increases described above under consolidated operating expenses. The Illinois Basin costs have been negatively impacted by decreased saleable yield from raw coal production, increased workers’ compensation expense, higher costs of roof control and increased equipment maintenance costs. Additionally, Illinois Basin costs increased due to the continued ramp-up of production capacity at the Elk Creek mine, which emerged from development in the second quarter of 2006, as well as, increased purchased coal volume, among other factors.

Central Appalachia – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, decreased $1.6 million, or 13.1%, to $10.3 million as compared to the 2006 Quarter Segment Adjusted EBITDA of $11.9 million. The decrease was primarily attributable to reduced production in response to soft market demand and decreased saleable yield. As a result, coal sales decreased $4.2 million, notwithstanding a coal sales price increase of $2.87 per ton to an average price of $51.28 per ton in the 2007 Quarter, as compared to $48.41 per ton in the 2006 Quarter. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Quarter decreased 7.9% to $32.7 million from $35.5 million in the 2006 Quarter. The decrease in the 2007 Quarter Segment Adjusted EBITDA Expense primarily reflected reduced production and tonnage sold volume. The average Segment Adjusted EBITDA Expense per ton during the 2007 Quarter was $39.03 per ton, an increase of $2.59 per ton, or 7.1%, over the 2006 Quarter Segment Adjusted EBITDA Expense of $36.44 per ton. Major factors contributing to this increase include increased purchased coal volume, decreased saleable yield, and increased workers’ compensation expense.

Northern Appalachia – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, increased $1.0 million, or 12.4%, to $8.9 million as compared to the 2006 Quarter Segment Adjusted EBITDA of $7.9 million. The increase was primarily attributable to the transition completed during fourth quarter 2006 from the Mettiki longwall operation in Maryland to the new Mountain View longwall operation in West Virginia, which is reflected both in a higher coal sales price during the 2007 Quarter of $42.54 per ton as compared to $30.22 per ton during the 2006 Quarter, offset in part by a higher Segment Adjusted EBITDA Expense, per ton of $32.86 during the 2007 Quarter as compared to $21.23 per ton during the 2006 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (2) to the above table). Higher average coal sales prices in Northern Appalachia are the result of new coal sales contracts, which reflect the impact of the anticipated higher operating costs at the Mountain View mining operation. Higher Segment Adjusted EBITDA expense per ton in Northern Appalachia primarily reflects higher transportation costs, West Virginia severance taxes and the loss of certain Maryland state tax benefits, among other factors.

Other and Corporate – The increase in coal sales and Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, primarily reflects the coal sales and operating expenses attributable to the brokerage coal purchases and coal sales associated with the ICG agreement referred to above under consolidating operating expenses.

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Three Months Ended March 31,
	2007	2006
Segment Adjusted EBITDA	$75,994	$73,021

General and administrative	(8,553)	(7,158)
Depreciation, depletion and amortization	(19,793)	(14,725)
Interest expense, net	(2,282)	(2,242)
Income tax expense	(575)	(1,242)
Cumulative effect of accounting change	—	112
Minority interest	82	—

Income before non-controlling interest	$44,873	$47,766

MC Mining Mine Fire

On December 26, 2004, the ARLP Partnership’s subsidiary MC Mining, LLC’s (MC Mining) Excel No. 3 mine was temporarily idled following a mine fire (the MC Mining Fire Incident). Following suppression of the mine fire, the area affected by the mine fire was completely isolated and efforts commenced to repair and rehabilitate the Excel No. 3 mine. On February 21, 2005, the repair and rehabilitation efforts had progressed sufficiently to allow resumption of production. Coal production has returned to near normal levels, but continues to be adversely impacted by inefficiencies attributable to the MC Mining Fire Incident.

The ARLP Partnership maintains commercial property (including business interruption and extra expense) insurance with various underwriters. We believe such insurance policies will cover a substantial portion of the total cost of the disruption to MC Mining’s operations resulting from the MC Mining Fire Incident. However, until the claim is resolved through the adjustment process, settlement, or litigation, the ARLP Partnership can make no assurance of the amount or timing of recovery of insurance proceeds.

Partial payments of $4.0 million and $12.2 million were received by the ARLP Partnership in 2006 and 2005, respectively. There have been no additional payments received during the three months ended March 31, 2007. Extra expenses that would not have been incurred, but for the MC Mining Fire Incident, were expensed as incurred with related actual and/or estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual cost incurred. The net book value of property destroyed of $154,000, was written off in the first quarter of 2005 with a corresponding amount recorded as an estimated insurance recovery, since such recovery is considered probable. Expenses associated with business interruption losses are expensed as incurred, and estimated insurance recoveries of such losses are recognized to the extent such recoveries are considered to be probable, up to the actual amount incurred.

Pursuant to the accounting methodology described above, the ARLP Partnership has recorded as an offset to operating expenses, $0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively from the $16.2 million of partial payments received as described above. These amounts represent the current estimated insurance recovery of actual costs incurred, net of the 2005 deductibles and 2005 co-insurance. The remaining $5.1 million of partial payments are included in other current liabilities in the condensed consolidated financial statements as of March 31, 2007 until the claim is settled, at which time recoveries in excess of actual costs incurred will be recorded as a gain.

Liquidity and Capital Resources

Liquidity

Our only cash generating assets are limited and general partnership interests in the ARLP Partnership, including incentive distribution rights, from which we receive quarterly distributions. We currently have no independent operations separate from those of the ARLP Partnership. We rely on distributions from the ARLP Partnership to fund our cash requirements.

Cash Flows

Cash provided by operating activities was $68.5 million for the 2007 Quarter compared to $67.6 million for the 2006 Quarter. The increase in cash provided by operating activities was primarily attributable to increased sales and operating revenues partially offset by total higher operating expenses, depreciation, depletion and amortization.

Net cash used in investing activities was $38.0 million for the 2007 Quarter compared to $35.0 million for the 2006 Quarter. The increase was primarily attributable to an increased use of cash in the 2007 Quarter as a result of timing differences in accounts payable and accrued liabilities related to capital expenditures and advances made on the Gibson County Coal rail project described under “Other” below, partially offset by a decrease in capital expenditures and a decrease in proceeds from marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006. The decrease in capital expenditures in the 2007 Quarter was primarily attributable to the completion of the Elk Creek and Mountain View mines during 2006. Including initial development capital for the River View mine, the ARLP Partnership is currently estimating total capital expenditures in 2007 to range from approximately $111.0 million to $126.0 million. The ARLP Partnership will continue to have significant future capital requirements over the long-term including remaining mine development at River View and future mine development capital for the previously announced Tunnel Ridge, Gibson South and Penn Ridge properties. Future capital commitments for these mine developments are, however, dependent upon securing the required permits and coal sales agreements necessary to obtain final approval of the MGP board of directors. The ARLP Partnership currently funds its capital expenditures with cash from operations and/or borrowings under its revolving credit facility, however future capital commitments may require the ARLP Partnership to incur additional debt or seek additional equity capital. The availability of additional debt or equity capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows, and sources of financing that are expected to be available to the ARLP Partnership, it does not anticipate that it will experience significant liquidity constraints in the foreseeable future.

Net cash used in financing activities was $26.5 million for the 2007 Quarter compared to $21.2 million for the 2006 Quarter. The increase primarily was attributable to increased distributions to partners in the 2007 Quarter.

Capital Expenditures

Capital expenditures decreased to $30.7 million in the 2007 Quarter from $44.7 million in the 2006 Quarter. See discussion of “Cash Flows” above concerning the decrease in capital expenditures.

Debt Obligations

AHGP Partnership

At the closing of the AHGP IPO, we entered into a $5.0 million revolving credit facility (AHGP Credit Facility) with C-Holdings, LLC (C-Holdings), which owns 100% of the members’ interest of AGP and is controlled by Joseph W. Craft, III. The AHGP Credit Facility is available to us for our general partnership purposes. Borrowings under the facility, which matured on March 31, 2007, had an interest rate at London Interbank Offered Rate (LIBOR) plus 2.0% and required a commitment fee to C-Holdings on the unused portion of the AHGP Credit Facility of 0.3% annually. At March 31, 2007, we had no borrowings outstanding under the AHGP Credit Facility.

On March 12, 2007, the board of directors of our general partner approved an extension of the AHGP Credit Facility. Under the terms of the amendment, the AHGP Credit Facility was reduced to $2.0 million and will mature on March 31, 2008. Borrowing under the facility, as extended, will continue to bear interest at LIBOR plus 2.0%, but we are no longer required to pay a commitment fee to C-Holdings on the unused portion of the facility.

ARLP Partnership

The Intermediate Partnership has $144.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in eight remaining equal annual installments of $18.0 million with interest payable semi-annually (ARLP Senior Notes). On April 13, 2006, the Intermediate Partnership entered into a $100.0 million revolving credit facility (ARLP Credit Facility), which expires in 2011. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. As of March 31, 2007, the applicable margin for borrowings under the ARLP Credit Facility is 0.875% over LIBOR borrowings. Letters of credit can be issued under the ARLP Credit Facility not to exceed $50.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At March 31, 2007, the ARLP Partnership had letters of credit of $24.7 million outstanding under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility at March 31, 2007.

The ARLP Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The ARLP Senior Notes and ARLP Credit Facility contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal based on a ratio of the amount of total mineable tons controlled by the Intermediate Partnership relative to its annual production. In addition, the ARLP Senior Notes and the ARLP Credit

Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of both the ARLP Credit Facility and ARLP Senior Notes at March 31, 2007.

The ARLP Partnership has previously entered into and has maintained specific agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure ARLP’s obligations for asset retirement obligations and workers’ compensation benefits. At March 31, 2007, the ARLP Partnership had $30.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

On March 19, 2007 MAC entered into a $600,000 secured line of credit (LOC) which expires on March 19, 2008. Borrowings bear interest at the annual rate of 8.25% from the initial borrowing date until the expiration date, payable monthly on the outstanding balance. There was no balance outstanding as of March 31, 2007 on the LOC. The LOC is secured by assignment of the Rock Dust Supply Agreement between Alliance Coal and MAC and the Limestone Purchase Agreement between MAC and Hastie Mining Company, an unrelated third-party.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with SGP and its affiliates. These related-party transactions relate principally to mineral and equipment leases with SGP and its affiliates and guarantees from the SGP for certain letters of credit.

Please read our Annual Report on Form 10-K for the year ended December 31, 2006, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning the related-party transactions described above.

On May 2, 2007, SGP Land, LLC (SGP Land), a subsidiary of SGP, entered into a time sharing agreement with Alliance Coal, the ARLP Partnership’s operating subsidiary, concerning two airplanes owned and operated by SGP Land. In accordance with the provisions of the time sharing agreement, the ARLP Partnership will reimburse SGP Land for certain expenses associated with its use of the airplanes.

Because the transaction described above was a related-party transaction, it was reviewed by the MGP Board of Directors and the MGP Conflicts Committee and determined to be fair and reasonable to the ARLP Partnership and its limited partners.

New Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Our adoption of FIN No. 48 on January 1, 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS

No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The AHGP Partnership is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on our consolidated financial statements.

In December 2006, the FASB issued Financial Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Our adoption of FSP EITF 00-19-2 on January 1, 2007 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure financial instruments and certain other eligible items at fair value which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The AHGP Partnership is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on our consolidated financial statements.

Other

Gibson Rail Advances

In 2007, Gibson County Coal, LLC (Gibson County Coal), one of ARLP Partnership’s subsidiaries, entered into various contracts with CSX Transportation, Inc. (CSXT) and Norfolk Southern Railway Company (NS), pursuant to which Gibson County Coal is constructing a rail loop and the rail roads are constructing certain connections and siding facilities, which must be constructed in order to obtain access to CSXT and NS railways. Although these connections and siding facilities will be assets of the respective rail company, Gibson County Coal will advance up to approximately $8.0 million on a combined basis to CSXT and NS during 2007 toward the cost of construction of their necessary infrastructure mentioned above. These advances will be repaid to Gibson County Coal by rail rebates as coal is shipped on the respective railways and Gibson County Coal will also qualify for additional rail rebates from both CSXT and NS. The rail rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement. As of March 31, 2007, Gibson County Coal has advanced $1.8 million which is recorded in other long-term assets in the condensed consolidated balance sheet.

MINER Act

In June 2006, Congress passed and President Bush signed the Mine Improvement and New Emergency Response Act of 2006 (MINER Act), which, among other things, requires mine-specific emergency response plans, enhanced communication and tracking systems, and more available mine rescue teams, as well as larger penalty assessments by MSHA for noncompliance by mine operators. In December 2006, MSHA implemented several aspects of the MINER Act through promulgation of its final rule on Emergency Mine Evacuation, which includes requirements for increased availability and storage of self-contained self-rescue (SCSR) devices; improved emergency evacuation drills and SCSR training and the installation and maintenance of lifelines in underground coal mines. Coal producing states, including West Virginia, Illinois, and Kentucky, passed similar legislation in 2006. While the full cost of compliance remains unknown, the ARLP Partnership anticipates its capital expenditures and operating expenses will increase as a result of implementing and complying with these new laws and regulations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The ARLP Partnership has significant long-term coal supply agreements with its customers. Virtually all of the long-term coal supply agreements are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to principally reflect changes in specified price indices or items such as taxes, royalties or actual production costs.

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars, and as a result, neither we nor the ARLP Partnership has material exposure to currency exchange-rate risks. At the current time, the ARLP Partnership does not have any interest rate, foreign currency exchange rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP and AHGP Credit Facilities are at variable rates and, as a result, we have interest rate exposure. Our earnings are not materially affected by changes in interest rates as there were no borrowings outstanding under the ARLP and AHGP Credit Facilities during the quarter ended March 31, 2007.

As of March 31, 2007, the estimated fair value of the ARLP Senior Notes was approximately $157.0 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2007. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officers. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, our Chief Executive and Chief Financial Officers believe the design and operation of these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended March 31, 2007, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and the ARLP Partnership’s ability to respond to the competition;

•	fluctuation in coal prices, which could adversely affect the ARLP Partnership’s operating results and cash flows;

•	risks associated with the expansion of the ARLP Partnership’s operations and properties;

•	deregulation of the electric utility industry or the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	customer bankruptcies and/or cancellations or breaches to existing contracts;

•	customer delays or defaults in making payments;

•	fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations and other factors;

•	the ARLP Partnership’s productivity levels and margins that the ARLP Partnership earns on its coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine asset retirement obligations and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining the ARLP Partnership’s surety bonds for mine asset retirement obligations as well as workers’ compensation and black lung benefits;

•	coal market’s share of electricity generation;

•	prices of fuel that compete with or impact coal usage, such as oil or natural gas;

•	legislation, regulatory and court decisions;

•	the impact from provisions of The Energy Policy Act of 2005;

•	replacement of coal reserves;

•	a loss or reduction of the direct or indirect benefit from certain state and federal tax credits, including non-conventional source fuel tax credits;

•

difficulty obtaining commercial property insurance, and risks associated with the ARLP Partnership’s participation (excluding any applicable deductible) in the ARLP Partnership’s commercial insurance property program; and

•	other factors, including those discussed below in Item 1. “Legal Proceedings” and Item 1A. “Risk Factors.”

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

We are not engaged in any litigation. The ARLP Partnership is not engaged in any litigation that we believe is material to its operations, including without limitation, any litigation relating to the Partnership’s long-term coal supply contracts or under the various environmental protection statutes to which the ARLP Partnership is subject. However, the ARLP Partnership is subject to various types of litigation in the ordinary course of its business and we cannot assure you that disputes or litigation will not arise or that the ARLP Partnership will be able to resolve any such future disputes or litigation in a satisfactory manner.

The information in Note 2. Contingencies to the Alliance Holdings GP, L.P. Unaudited Condensed Consolidated Financial Statements included in “Item 1, Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 as well as the additional risk factors discussed below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances and, if such knowledge or factors change, also may materially adversely affect our business, financial condition and/or operating results in the future.

ARLP has adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and the public unitholders of ARLP. The IRS may challenge this treatment, which could adversely affect the value of ARLP’s common units and our common units.

When we or ARLP issue additional units or engage in certain other transactions, ARLP determines the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of ARLP’s public unitholders and us. ARLP’s methodology may be viewed as understating the value of ARLP’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain ARLP public unitholders and us, which may be unfavorable to such ARLP unitholders. Moreover, under our current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to ARLP’s intangible assets and a lesser portion allocated to ARLP’s tangible assets. The IRS may challenge ARLP’s valuation methods, or our or ARLP’s allocation of the Section 743(b) adjustment attributable to ARLP’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of ARLP’s public unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders or the ARLP unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or ARLP’s unitholders and could have a negative impact on the value our common units or those of ARLP or result in audit adjustments to the tax returns of our or ARLP’s unitholders without the benefit of additional deductions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 14, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 14, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	**	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 14, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	**	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 14, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 14, 2007.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
Our general partner
/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer