Form 10-Q
period 2007-06-30
Alliance Holdings GP, L.P.
filed 2007-08-09
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 9, 2007, 59,863,000 Common Units are outstanding.

i

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,671	$37,069
Trade receivables, net	86,511	96,558
Other receivables	3,236	3,378
Due from affiliates	—	25
Marketable securities	—	260
Inventories	27,105	20,224
Advance royalties	3,316	4,629
Prepaid expenses and other assets	4,307	8,419

Total current assets	142,146	170,562
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	899,008	819,991
Less accumulated depreciation, depletion and amortization	(387,923)	(383,284)

Total property, plant and equipment, net	511,085	436,707
OTHER ASSETS:
Advance royalties	28,169	22,135
Other long-term assets	14,798	6,091

Total other assets	42,967	28,226

TOTAL ASSETS	$696,198	$635,495

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$54,111	$58,513
Due to affiliates	614	1,289
Accrued taxes other than income taxes	14,840	14,618
Accrued payroll and related expenses	13,585	14,698
Accrued interest	4,362	4,264
Workers’ compensation and pneumoconiosis benefits	7,723	7,704
Current capital lease obligation	373	339
Other current liabilities	7,494	13,964
Current maturities, long-term debt	18,585	18,000

Total current liabilities	121,687	133,389
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	149,000	126,000
Pneumoconiosis benefits	27,884	26,315
Accrued pension benefit	7,699	6,191
Workers’ compensation	46,021	38,488
Asset retirement obligations	48,682	47,825
Long-term capital lease obligation	1,327	1,512
Minority interest	672	839
Other liabilities	7,969	6,610

Total long-term liabilities	289,254	253,780

Total liabilities	410,941	387,169

NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP:
Affiliate	(303,817)	(303,823)
Non-Affiliates	344,619	324,784

Total non-controlling interest	40,802	20,961

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners – Common Unitholders 59,863,000 units outstanding	251,282	234,321
Accumulated other comprehensive income	(6,827)	(6,956)

Total Partners’ Capital	244,455	227,365

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$696,198	$635,495

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
SALES AND OPERATING REVENUES:
Coal sales	$242,364	$205,513	$481,234	$423,725
Transportation revenues	10,606	8,956	19,285	18,990
Other sales and operating revenues	10,238	6,770	19,716	16,844

Total revenues	263,208	221,239	520,235	459,559

EXPENSES:
Operating expenses	177,968	140,877	344,957	292,887
Transportation expenses	10,606	8,956	19,285	18,990
Outside purchases	7,607	4,705	13,873	8,231
General and administrative	8,794	7,333	17,347	14,491
Depreciation, depletion and amortization	21,425	16,290	41,218	31,015
Net gain from insurance settlement	(11,491)	—	(11,491)	—

Total operating expenses	214,909	178,161	425,189	365,614

INCOME FROM OPERATIONS	48,299	43,078	95,046	93,945
Interest expense (net of interest capitalized for the three and six months ended June 30, 2007 and 2006 of $347, $268, $663 and $691, respectively)	(2,842)	(3,443)	(5,663)	(6,592)
Interest income	576	909	1,115	1,816
Other income	167	191	1,068	462

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	46,200	40,735	91,566	89,631
INCOME TAX EXPENSE	669	634	1,244	1,876

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	45,531	40,101	90,322	87,755
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	112
MINORITY INTEREST	85	43	167	43

INCOME BEFORE NON-CONTROLLING INTEREST	45,616	40,144	90,489	87,910
Affiliate non-controlling interest in consolidated partnership’s net income	(7)	(7)	(15)	(16)
Non-affiliate non-controlling interest in consolidated partnership’s net income	(21,788)	(19,748)	(43,582)	(44,623)

NET INCOME	$23,821	$20,389	$46,892	$43,271

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.40	$0.37	$0.78	$0.85

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.25	$—	$0.50	$—

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC AND DILUTED	59,863,000	54,505,857	59,863,000	50,954,160

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$139,877	$128,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(69,170)	(92,017)
Changes in accounts payable and accrued liabilities	(7,315)	(1,786)
Proceeds from sale of property, plant and equipment	3,048	510
Proceeds from insurance settlement for replacement assets	2,511	—
Purchase of marketable securities	—	(19,187)
Proceeds from marketable securities	260	44,018
Payment for acquisition of business	—	(1,648)
Payment for acquisition of coal reserves and other assets	(53,309)	—
Advances on Gibson rail project	(5,888)	—

Net cash used in investing activities	(129,863)	(70,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	23,585	500
Payments on capital lease obligation	(151)	—
Payment of debt issuance cost	—	(690)
Equity contribution received by Mid-America Carbonates, LLC	—	1,000
Contributions to consolidated partnership from affiliate non-controlling interest	1	—
Distributions paid by consolidated partnership to affiliate non-controlling interest	(11)	(8)
Distributions paid by consolidated partnership to non-affiliate non-controlling interest	(22,905)	(19,567)
Distributions paid to Partners	(29,931)	(314,198)
Net proceeds from issuance of common units in initial public offering	—	291,300

Net cash used in financing activities	(29,412)	(41,663)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,398)	16,530
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,069	32,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,671	$48,602

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$6,077	$6,934

Income taxes	$2,175	$2,545

NON-CASH INVESTING ACTIVITY:
Purchase of property, plant and equipment	$4,824	$7,577

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

•

References to “AHGP Partnership” mean the business and operations of Alliance Holdings GP, L.P., the parent company, as well as its consolidated subsidiaries, which include Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. and its consolidated subsidiaries.

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

Organization and Formation

We are a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP.” We own directly and indirectly 100% of the members’ interest in MGP. MGP is ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users. ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999 to acquire, upon completion of ARLP’s initial public offering on August 19, 1999, certain coal and marketing assets of Alliance Resource Holdings, Inc. (“ARH”), a Delaware Corporation. We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership. In June 2006, ARH and its parent company became wholly-owned, directly and indirectly, by Joseph W. Craft, III, the President and Chief Executive Officer of AHGP and ARLP.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present the financial position as of June 30, 2007 and December 31, 2006, the results of our operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. All intercompany transactions and accounts of the AHGP Partnership have been eliminated.

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

Since we own MGP, our condensed consolidated financial statements reflect the consolidated results of the ARLP Partnership. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP, are reflected as a non-controlling interest in our condensed consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as non-controlling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement (“Administrative Services Agreement”) and amounts billed by, and reimbursed to, AGP under our partnership agreement.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.	CONTINGENCIES

We are not engaged in any litigation. Various lawsuits, claims and regulatory proceedings incidental to the ARLP Partnership’s business are pending against the ARLP Partnership. The ARLP Partnership records an accrual for a potential loss related to these matters when, in management’s opinion, such loss is probable and reasonably estimable. Based on known facts and circumstances, the ARLP Partnership believes the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity. However, if the results of these matters were different from management’s current opinion and in amounts greater than its accruals, then they could have a material adverse effect.

At certain of the ARLP Partnership’s operations, property tax assessments for several years are under audit by various state tax authorities. The ARLP Partnership believes that it has recorded adequate liabilities based on reasonable estimates of any property tax assessments that may be ultimately assessed as a result of these audits.

In March 2004, XL Specialty Insurance Company (“XL”) filed a lawsuit in state district court in Oklahoma alleging that the ARLP Partnership and ARH had failed to pay premiums related to the issuance of several surety bonds issued by XL. At trial in July 2006, XL sought approximately $0.9 million in damages and interest, and the district court ruled against the ARLP Partnership. The ARLP Partnership’s appeal to the Oklahoma Supreme Court is pending and, in addition, settlement discussions between the parties are ongoing. The ARLP Partnership has accrued for damages as determined by the trial court and interest pending final resolution of this matter.

3.	ACQUISITIONS

In June 2007, Alliance Resource Properties, LLC, a wholly-owned subsidiary of the Intermediate Partnership, acquired the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. The ARLP Partnership financed the purchase using a combination of existing cash on hand and borrowings under the ARLP Partnership’s revolving credit facility.

The ARLP Partnership intends to mine these reserves from our adjacent Dotiki and Warrior mining complexes utilizing continuous mining units employing room-and-pillar mining techniques. As a result of the purchase, the ARLP Partnership reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves, increasing its current reserves by approximately 14% to an estimated 710 million tons.

In April 2006, the ARLP Partnership acquired from ARH 100% of the members interest in River View Coal, LLC (“River View”) for approximately $1.65 million. At the time, River View had the right to purchase certain assets, including additional coal reserves, surface properties, facilities and permits, from an unrelated party, for $4.15 million plus an overriding royalty on all coal mined and sold by River View from certain of the leased properties included in the assets. In April 2006, River View purchased such assets and assumed related asset retirement obligations of $2.9 million. River View controls, through coal leases or direct ownership, approximately 110.0 million tons of high-sulfur coal reserves in the No. 7, No. 9 and No. 11 coal seams, located in Union County, Kentucky.

The ARLP Partnership’s acquisition of River View was a related-party transaction and, as such, was reviewed by the board of directors of MGP (“MGP Board of Directors”) and its conflicts committee (“MGP Conflicts Committee”). Based upon this review, the MGP Conflicts Committee determined that this transaction reflected market-clearing terms and conditions customary in the coal industry. As a result, the MGP Board of Directors and the MGP Conflicts Committee approved the River View acquisition as fair and reasonable to the ARLP Partnership and its limited partners. Because the River View acquisition was between entities under common control, it was accounted for at historical cost.

4.	MC MINING MINE FIRE

On June 18, 2007, the ARLP Partnership agreed to a full and final resolution of its insurance claim relating to a mine fire that occurred on or about December 25, 2004 at its MC Mining, LLC’s (“MC Mining”) Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims the ARLP Partnership incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds to the ARLP Partnership. Previously, the ARLP Partnership received partial advance payments on the claim in 2006 and 2005 totaling $16.2 million, part of which it recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities pending final claim resolution. As a result of this final resolution, the ARLP Partnership received additional cash payments of $7.2 million in June 2007 and recognized a net gain from insurance settlement of approximately $11.5 million as well as a reduction in operating expenses of approximately $0.8 million during the three months ended June 30, 2007.

5.	NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP

Non-controlling interest in consolidated partnership (“Non-Controlling Interest”) represents third-party and related-party ownership interests in the net assets of the ARLP Partnership. The following table shows the components of Non-Controlling Interest for the periods indicated (in thousands):

	June 30, 2007	December 31, 2006
Affiliate (SGP)	$(303,817)	$(303,823)
Non-Affiliates (ARLP’s non-affiliate limited partners)	344,619	324,784

Total non-controlling interest	$40,802	$20,961

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

The following table summarizes cash distributions paid by ARLP to each component of the Non-Controlling Interest for the periods indicated (in thousands):

	Six Months Ended June 30,
	2007	2006
Distributions paid to non-controlling interests:
Affiliate (SGP)	$11	$8
Non-Affiliates (ARLP’s non-affiliate limited partners)	22,905	19,567

	$22,916	$19,575

Distributions paid to Non-Controlling Interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of Non-Controlling Interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.8) million. SGP’s investment basis as of June 30, 2007 and December 31, 2006 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

6.	COMMON UNIT-BASED COMPENSATION

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain of its employees and directors of MGP and its affiliates who perform services for the ARLP Partnership. On December 7, 2006, the compensation committee (“MGP Compensation Committee”) of the MGP Board of Directors determined that the vesting requirements for the 2004 grants of 205,570 restricted units (net of 9,230 forfeitures) had been satisfied for vesting as of December 31, 2006. As a result of this vesting, on January 8, 2007, the ARLP Partnership issued 130,812 common units to ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax obligations of the ARLP LTIP participants. On January 24, 2007, the MGP Compensation Committee authorized additional grants up to 94,075 restricted units of which 92,675 have been issued and will vest January 1, 2010, subject to the satisfaction of certain financial tests. The fair value of the 2007 grants is based upon the intrinsic value at the date of grant, which was $35.84 per unit on a weighted average basis. After consideration of the above mentioned transactions, as of June 30, 2007, 180,355 units remain available for issuance in the future, assuming that all grants currently issued and outstanding for 2005, 2006 and 2007 are settled with common units and no future forfeitures occur. For the three and six months ended June 30, 2007 and 2006, the ARLP Partnership recorded expense attributable to the ARLP LTIP of $790,000, $869,000, $1,448,000, and $1,929,000, respectively.

As of June 30, 2007, there was $4,738,000 in total unrecognized compensation expense related to the non-vested ARLP LTIP grants. That expense is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2007, the intrinsic value of the non-vested ARLP LTIP grants was $10,958,000. The total obligation associated with the ARLP LTIP as of June 30, 2007 was $4,599,000 and is included in the Non-Controlling Interest Non-Affiliates line item in our condensed consolidated balance sheets.

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

The ARLP Partnership’s employees currently participate in a defined contribution profit sharing plan of the ARLP Partnership. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$858	$829	$1,717	$1,658
Interest cost	567	487	1,134	974
Expected return on plan assets	(671)	(567)	(1,343)	(1,134)
Prior service cost	—	11	—	22
Amortization of actuarial loss	65	78	129	156

Net periodic benefit cost	$819	$838	$1,637	$1,676

We previously disclosed in our financial statements for the year ended December 31, 2006, that the ARLP Partnership expects to contribute $1,200,000 to the pension plan in the third quarter of 2007. Accordingly, the ARLP Partnership has made no contribution to the pension plan as of June 30, 2007.

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

In 2007, Gibson County Coal, LLC (“Gibson County Coal”), one of ARLP Partnership’s subsidiaries, entered into contracts with CSX Transportation, Inc. (“CSXT”) and Norfolk Southern Railway Company (“NS”), pursuant to which Gibson County Coal is constructing a rail loop and the railroads are constructing connections and siding facilities in order to provide Gibson County Coal access to CSXT and NS railways. Although these connections and siding facilities will be assets of the respective rail company, Gibson County Coal will advance up to approximately $8.0 million on a combined basis to CSXT and NS during 2007 toward the cost of construction of their infrastructure. These advances will be repaid to Gibson County Coal by rebates from CSXT and NS as coal is shipped on their respective railways. In addition, Gibson County Coal will also qualify for additional rebates from both CSXT and NS. The additional rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement. As of June 30, 2007, Gibson County Coal had advanced $5.9 million in aggregate to CSXT and NS, which is recorded in other receivables and other long-term assets in our condensed consolidated balance sheet.

10.	NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income

Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our adoption of FIN No. 48 on January 1, 2007 did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The AHGP Partnership is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on our condensed consolidated financial statements.

In December 2006, the FASB issued Financial Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. Our adoption of FSP EITF No. 00-19-2 on January 1, 2007 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure financial instruments and certain other eligible items at fair value which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The AHGP Partnership is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on our condensed consolidated financial statements.

11.	COMPREHENSIVE INCOME

The following table summarizes the effect of the ARLP Partnership’s marketable securities available for sale and the amortization of actuarial loss related to the pension plan on other comprehensive income for the three and six months ended June 30, 2007 and 2006, respectively, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$23,821	$20,389	$46,892	$43,271
Unrealized gain	—	50	—	66
Amortization of actuarial loss	129	—	129	—

Comprehensive income	$23,950	$20,439	$47,021	$43,337

Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the ARLP Partnership’s marketable securities available for sale and amortization of actuarial loss associated with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R).

12.	SEGMENT INFORMATION

The ARLP Partnership operates in the eastern United States as a producer and marketer of coal to major utilities and industrial users. We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern United States. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

The Illinois Basin segment is comprised of Webster County Coal, LLC’s (“Webster County Coal”) Dotiki mine, Gibson County Coal’s Gibson North mine and Gibson South property, Hopkins County Coal, LLC’s (“Hopkins County Coal”) Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine, Warrior Coal, LLC’s (“Warrior”) Cardinal mine, Alliance Resource Properties, LLC (Note 3) and the River View properties. The ARLP Partnership is in the process of permitting the River View and Gibson South properties for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal LLC’s (“Pontiki Coal”) Pond Creek and Van Lear mines, and MC Mining’s Excel No. 3 mine.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC’s (“Mettiki (MD)”) D-Mine and Mettiki Coal (WV), LLC’s (“Mettiki (WV)”) Mountain View mine, two small third-party mining operations, and the Tunnel Ridge, LLC (“Tunnel Ridge”) and Penn Ridge Coal, LLC (“Penn Ridge”) properties. In late 2006, we completed the transition of longwall operations from the D-Mine mine to the Mountain View mine. The ARLP Partnership is in the process of permitting the Tunnel Ridge and Penn Ridge properties for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”) and Matrix Design Group, LLC (“Matrix Design”). Operating segment results for the three and six months ended June 30, 2007 and 2006 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Consolidated
	(in thousands)
Operating segment results for the three months ended June 30, 2007:

Total revenues (1)	$167,909	$53,009	$39,790	$2,500	$263,208
Selected production expenses (2)	98,523	32,640	26,523	2,241	159,927
Segment Adjusted EBITDA (3)	46,372	26,489	5,655	169	78,685
Capital expenditures (4)	27,987	3,310	5,993	1,155	38,445

Operating segment results for the three months ended June 30, 2006:

Total revenues (1)	$144,238	$47,955	$25,083	$3,963	$221,239
Selected production expenses (2)	77,269	30,574	13,175	2,938	123,956
Segment Adjusted EBITDA (3)	47,385	11,743	6,865	899	66,892
Capital expenditures (4)	29,901	6,413	5,477	5,512	47,303

Operating segment results as of or for the six months ended June 30, 2007:

Total revenues (1)	$335,782	$96,512	$78,570	$9,371	$520,235
Selected production expenses (2)	189,225	61,202	49,306	8,753	308,486
Segment Adjusted EBITDA (3)	102,868	36,836	14,515	460	154,679
Total assets	433,698	102,727	126,839	32,934	696,198
Capital expenditures (4)	50,570	6,459	10,318	1,823	69,170

Operating segment results as of or for the six months ended June 30, 2006:

Total revenues (1)	$299,585	$96,124	$53,387	$10,463	$459,559
Selected production expenses (2)	159,907	61,150	27,849	6,859	255,765
Segment Adjusted EBITDA (3)	98,695	23,647	14,750	2,821	139,913
Total assets	320,639	90,646	94,085	89,992	595,362
Capital expenditures (4)	59,461	10,218	13,651	8,687	92,017

(1)	Revenues included in the Other and Corporate column are attributable to Mt. Vernon transloading revenues and brokerage coal sales for the three and six months ended June 30, 2007 and 2006, and Matrix Design revenues for the three and six months ended June 30, 2007.
(2)	Selected production expenses are comprised of operating expenses and outside purchases (as reflected in our condensed consolidated statements of income), excluding production taxes and royalties that are incurred as a percentage of coal sales or volumes. Selected production expenses are reconciled to operating expenses and outside purchases below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Selected production expenses	$159,927	$123,956	$308,486	$255,765
Production taxes and royalties	25,648	21,626	50,344	45,353

Combined operating expenses and outside purchases	$185,575	$145,582	$358,830	$301,118

(3)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Segment Adjusted EBITDA	$78,685	$66,892	$154,679	$139,913
General and administrative	(8,794)	(7,333)	(17,347)	(14,491)
Depreciation, depletion and amortization	(21,425)	(16,290)	(41,218)	(31,015)
Interest expense, net	(2,266)	(2,534)	(4,548)	(4,776)
Income taxes	(669)	(634)	(1,244)	(1,876)
Cumulative effect of accounting change	—	—	—	112
Minority interest	85	43	167	43

Income before non-controlling interest	$45,616	$40,144	$90,489	$87,910

(4)	Capital expenditures do not include acquisitions of coal reserves and other assets in the Illinois Basin of $53.3 million or business acquisitions separately reported in our condensed consolidated statements of cash flows.

13.	MINORITY INTEREST

In March 2006, White County Coal, a subsidiary of Alliance Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to develop and operate a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and the ARLP Partnership is the primary beneficiary. House’s equity ownership in the net assets of MAC was $672,000 as of June 30, 2007, which is recorded as minority interest on our condensed consolidated balance sheet.

On March 19, 2007, MAC entered into a $600,000 line of credit (“LOC”) which expires on March 19, 2008. Borrowings bear interest at the annual rate of 8.25%. The LOC is secured by assignment of the Rock Dust Supply Agreement between Alliance Coal and MAC and the Limestone Purchase Agreement between MAC and Hastie Mining Company, an unrelated third-party. At June 30, 2007, MAC had $585,000 outstanding under the LOC.

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

On July 30, 2007, we declared a quarterly distribution for the quarter ended June 30, 2007, of $0.265 per unit, totaling approximately $15.9 million, on all common units outstanding, payable on August 17, 2007 to all unitholders of record as of August 10, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management’s discussion and analysis of financial condition and results of operations include the following:

•	References to “we,” “us,” “our” or “AHGP” mean Alliance Holdings GP, L.P., individually as the parent company, and not on a consolidated basis.

•

References to “AHGP Partnership” mean the business and operations of Alliance Holdings GP, L.P., the parent company, as well as its consolidated subsidiaries, which include Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. and its consolidated subsidiaries.

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

Summary

We have no operating activities apart from those conducted by the ARLP Partnership, and our cash flows currently consist primarily of distributions from ARLP for our ARLP partnership interests, including the incentive distribution rights that we own. We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership’s financial results and the results of our other subsidiaries. The non-controlling partners’ interest in the ARLP Partnership is reflected as an expense in our results of operations. In addition to the ARLP Partnership, our historical consolidated results of operations include the results of operations of MGP, our wholly-owned subsidiary. The AHGP Partnership’s results of operations principally reflect the results of operations of the ARLP Partnership adjusted for non-controlling partners’ interest in the ARLP Partnership’s net income. Accordingly, the discussion of our financial position and results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of the ARLP Partnership. The historical results of our operations for the periods prior to the completion of our initial public offering (IPO) on May 15, 2006, do not reflect the incremental expenses we incur as a result of being a publicly traded partnership.

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

The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users and currently operates eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. The ARLP Partnership also leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana, which we refer to as the Mt. Vernon Transfer Terminal, LLC (Mt. Vernon).

The ARLP Partnership has four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three of these segments correspond to the three major coal producing regions in the eastern United States. As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers and has contractual commitments for substantially all of its planned 2007 production.

The ARLP Partnership receives revenues from coal sales, rental, marketing and other services provided under synfuel-related agreements at three of its mining operations. Each of these agreements, which expire on December 31, 2007, is dependent on the ability of the coal synfuel facilities owners to use certain qualifying federal income tax credits available to their respective coal synfuel facilities and are subject to early cancellation if the synfuel tax credits become unavailable due to a rise in the price of domestic crude oil or otherwise. Pursuant to the ARLP Partnership’s agreements with the coal synfuel owners, it is not obligated to make retroactive adjustments or reimbursements if synfuel credits are disallowed.

Assuming the synfuel facilities operate throughout 2007, the incremental net income benefit to the ARLP Partnership from all of its synfuel-related agreements is expected to be in the range of $25.0 million to $27.0 million. Net income included approximately $8.8 million and $5.8 million for the three months ended June 30, 2007 (2007 Quarter) and June 30, 2006 (2006 Quarter) and $16.9 million and $14.4 million for the six months ended June 30, 2007 (2007 Period) and June 30, 2006 (2006 Period), respectively, from various coal synfuel-related agreements. In 2006, operations of the ARLP Partnership’s synfuel facilities were interrupted temporarily at times due to the increase in the wellhead prices of crude oil.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Quarterly income before non-controlling interest for the 2007 Quarter was $45.6 million compared to $40.1 million for the 2006 Quarter. Our 2007 Quarter results benefited from the final settlement with the ARLP Partnership’s insurance underwriters for claims relating to the MC Mining, LLC (MC Mining) Excel No. 3 mine fire (MC Mining Fire Incident) which resulted in a $12.3 million increase to income before non-controlling interest in the 2007 Quarter. Please read “MC Mining Mine Fire” below. This benefit was partially offset by increased compliance costs, lost production and reduced productivity associated with the implementation of recently enacted federal and state mine safety regulations.

	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	6,279	5,570	N/A	N/A
Tons produced	5,638	5,802	N/A	N/A
Coal sales	$242,364	$205,513	$38.60	$36.90
Operating expenses and outside purchases	$185,575	$145,582	$29.55	$26.14

Coal sales. Coal sales for the 2007 Quarter increased 17.9% to $242.4 million from $205.5 million for the 2006 Quarter. The increase of $36.9 million was a result of higher coal sales prices (contributing $10.7 million of the increase) and increased sales volumes (contributing $26.2 million of the increase). Tons sold were 6.3 million and 5.6 million for the 2007 and 2006 Quarters, respectively. Tons produced for the 2007 Quarter declined to 5.6 million tons as compared to 5.8 million tons for the 2006 Quarter primarily reflecting a selective reduction in production in response to an over supplied market in the 2007 Quarter and production interruptions related to compliance efforts in response to emergency federal safety standards.

Operating expenses. Operating expenses increased 26.3% to $178.0 million for the 2007 Quarter from $140.9 million for the 2006 Quarter. The increase of $37.1 million resulted from higher operating expenses associated with additional produced tons sold of 647,000 as well as the following specific factors:

•	Labor and benefit costs increased $11.9 million reflecting increased headcount due to capacity expansion, pay rate increases, increased workers’ compensation and health care costs;

•

Material and supplies, and maintenance costs increased $10.9 million and $3.6 million, respectively, reflecting increased costs for certain products and services used in the mining process, as well as higher costs associated with the increased compliance requirements of recently enacted federal and state mine safety regulations. In addition to the impact on material and supplies and maintenance cost in the 2007 Quarter, the recently enacted federal and state mine safety regulations resulted in lost production, reduced productivity and increased mine administrative expenses;

•

Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $4.0 million and included the impact of higher West Virginia severance tax related to the Mountain View mine coal sales as compared to Maryland. The ARLP Partnership completed the transition of longwall operations to the Mountain View mine in West Virginia from the depleted Mettiki D-Mine in Maryland in the fourth quarter of 2006;

•

Reduced expenses of $1.6 million in the 2007 Quarter as compared to the 2006 Quarter were associated with the purchase and sale of coal under a settlement agreement the ARLP Partnership entered into with ICG, LLC (ICG) in November 2005. Consistent with the guidance in the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki Coal, LLC’s (Pontiki Coal) sale of coal to ICG and Alliance Coal’s purchase of coal from ICG pursuant to that settlement agreement are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense. During the 2007 Quarter, the ARLP Partnership fully satisfied its coal sales agreement with ICG;

•

The 2006 Quarter operating expenses were reduced by $2.4 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with the mine development. See Note 8. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q;

•

Reduced tax credit benefit of $2.8 million in the 2007 Quarter was due to reduced coal production in Maryland. (See comments above concerning production taxes and royalties and depletion of the Mettiki D-Mine in Maryland.); and

•	The 2007 Quarter includes a $0.8 million reduction in operating expenses as a result of the final settlement of the MC Mining Fire Incident. Please read “MC Mining Mine Fire” below.

General and administrative. General and administrative expenses increased to $8.8 million for the 2007 Quarter compared to $7.3 million for the 2006 Quarter. The increase of $1.5 million was primarily attributable to increased headcount and related expenses and unit-based compensation.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of rental and service fees from third-party coal synfuel production facilities, Mt. Vernon transloading revenues and outside services. Other sales and operating revenues increased 51.2% to $10.2 million for the 2007 Quarter from $6.8 million for the 2006 Quarter. The increase of $3.4 million is primarily attributable to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities and revenue from outside services, partially offset by lower transloading revenues due to decreased volumes. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. Outside purchases increased to $7.6 million for the 2007 Quarter from $4.7 million in the 2006 Quarter. The increase of $2.9 million was primarily attributable to an increase in outside purchases at the ARLP Partnership’s Central Appalachian and Illinois Basin regions to supply new market opportunities partially offset by decreased purchases in the Northern Appalachian region.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $21.4 million for the 2007 Quarter from $16.3 million for the 2006 Quarter. The increase of $5.1 million was primarily attributable to additional depreciation expense associated with production capacity expansion projects and infrastructure investments, including development of the Elk Creek and Mountain View mines.

Interest expense. Interest expense, net of capitalized interest, decreased to $2.8 million for the 2007 Quarter from $3.4 million for the 2006 Quarter. The decrease of $0.6 million was principally attributable to reduced interest expense resulting from the ARLP Partnership’s August 2006 principal payment of $18.0 million on its senior notes, partially offset by an increase in interest expense due to borrowings under the ARLP Partnership’s revolving credit facilities.

Interest income. Interest income decreased to $0.6 million for the 2007 Quarter from $0.9 million for the 2006 Quarter. The decrease of $0.3 million resulted from decreased interest income earned on marketable securities which were substantially liquidated to fund increased capital expenditures during 2006.

Transportation revenues and expenses. Transportation revenues and expenses each increased to $10.6 million for the 2007 Quarter compared to $9.0 million for the 2006 Quarter. The increase of $1.6 million was primarily attributable to higher coal sales volumes for which the ARLP Partnership arranges transportation. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, it does not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change, minority interest, and non-controlling interest. Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest for the 2007 and 2006 Quarters was $46.2 million and $40.7 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense was comparable for the 2007 and 2006 Quarters at $0.7 million and $0.6 million, respectively.

Minority interest. In March 2006, one of ARLP’s subsidiaries, White County Coal, LLC (White County Coal), and Alexander J. House (House) entered into a limited liability company agreement to form Mid-America Carbonates, LLC (MAC). MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FASB Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net loss was $85,000 for the 2007 Quarter and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2007 Quarter Segment Adjusted EBITDA increased $11.8 million, or 17.6%, to $78.7 million from 2006 Quarter Segment Adjusted EBITDA of $66.9 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,
	2007	2006	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$46,372	$47,385	$(1,013)	(2.1)%
Central Appalachia	26,489	11,743	14,746	(3)
Northern Appalachia	5,655	6,865	(1,210)	(17.6)%
Other and Corporate	169	899	(730)	(81.2)%

Total Segment Adjusted EBITDA (1)	$78,685	$66,892	$11,793	17.6%

Tons sold
Illinois Basin	4,503	3,923	580	14.8%
Central Appalachia	919	906	13	1.4%
Northern Appalachia	857	741	116	15.7%
Other and Corporate	—	—	—	—

Total tons sold	6,279	5,570	709	12.7%

Coal sales
Illinois Basin	$153,170	$133,439	$19,731	14.8%
Central Appalachia	52,394	47,369	5,025	10.6%
Northern Appalachia	35,874	21,861	14,013	64.1%
Other and Corporate	926	2,844	(1,918)	(67.4)%

Total coal sales	$242,364	$205,513	$36,851	17.9%

Other sales and operating revenues
Illinois Basin	$7,594	$5,149	$2,445	47.5%
Central Appalachia	—	—	—	—
Northern Appalachia	1,070	500	570	(3)
Other and Corporate	1,574	1,121	453	40.4%

Total other sales and operating revenues	$10,238	$6,770	$3,468	51.2%

Segment Adjusted EBITDA Expense
Illinois Basin	$114,392	$91,203	$23,189	25.4%
Central Appalachia	37,396	35,627	1,769	5.0%
Northern Appalachia	31,289	15,495	15,794	(3)
Other and Corporate	2,331	3,066	(735)	(24.0)%

Total Segment Adjusted EBITDA Expense (2)	$185,408	$145,391	$40,017	27.5%

(1)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Pass through transportation expenses and net gain from insurance settlement are excluded.
(3)	Percentage increase was greater than 100%.

Illinois Basin – Segment Adjusted EBITDA for the 2007 and 2006 Quarters, as defined in reference (1) to the table above, were comparable at $46.4 million and $47.4 million, respectively, despite increased coal sales of $19.7 million to $153.2 million in the 2007 Quarter, an increase of 14.8%, compared to $133.4 million in the 2006 Quarter. The increase in coal sales in the 2007 Quarter reflects increased volumes of 580,000 tons sold, primarily as a result of increased production capacity at the Elk Creek mine, increased productivity at the Warrior mine and higher sales from inventory as compared to the 2006 Quarter. Other sales and operating revenues increased $2.4 million, primarily due to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities in the 2007 Quarter. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Quarter increased 25.4% to $114.4 million from $91.2 million in the 2006 Quarter. On a per ton sold basis, 2007 Quarter Segment Adjusted EBITDA Expense rose to $25.41 per ton, an increase of 9.3% over the 2006 Quarter Segment Adjusted EBITDA Expense of $23.25 per ton. The increase in the 2007 Quarter Segment Adjusted EBITDA Expense compared to the 2006 Quarter reflects the impact of cost increases described above under consolidated operating expenses. Additionally, the Illinois Basin costs were negatively impacted during the 2007 Quarter by decreased saleable yield from raw coal production as a result of adverse geologic conditions encountered at Gibson County Coal, LLC (Gibson County Coal) and Elk Creek and also reduced capacity utilization due to an over supplied market.

Central Appalachia – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, increased $14.8 million to $26.5 million; compared to the 2006 Quarter Segment Adjusted EBITDA of $11.7 million. This increase was primarily the result of the final settlement of the MC Mining Fire Incident which resulted in a net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million. Please read “MC Mining Mine Fire” below. Coal sales increased $5.0 million, primarily reflecting an average coal sales price increase of $4.68 per ton to $57.00 per ton in the 2007 Quarter, as compared to $52.32 per ton in the 2006 Quarter. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Quarter increased 5.0% to $37.4 million from $35.6 million in the 2006 Quarter. The average Segment Adjusted EBITDA Expense per ton during the 2007 Quarter was $40.69 per ton, an increase of $1.34 per ton, or 3.4%, over the 2006 Quarter Segment Adjusted EBITDA Expense of $39.35 per ton. The increase in Segment Adjusted EBITDA Expense was primarily a result of reduced capacity utilization in response to a soft coal sales market and higher operating expenses associated with the new mine safety standards, as well as other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, decreased $1.2 million, or 17.6%, to $5.7 million as compared to the 2006 Quarter Segment Adjusted EBITDA of $6.9 million. The decrease was primarily attributable to the transition completed during the 2006 fourth quarter from the Mettiki D-Mine longwall operation in Maryland to the new Mountain View longwall operation in West Virginia, which is reflected in a higher Segment Adjusted EBITDA Expense per ton of $36.49 during the 2007 Quarter as compared to $20.92 per ton during the 2006 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (2) to the above table). This was offset in part by a higher average coal sales price during the 2007 Quarter of $41.84 per ton as compared to $29.51 per ton during the 2006 Quarter. Higher average coal sales prices in Northern Appalachia are the result of new coal sales contracts, which reflect the impact of the anticipated higher operating costs at the Mountain View mining operation. Higher Segment Adjusted EBITDA expense per ton in Northern Appalachia primarily reflects higher trucking costs, West Virginia severance taxes and the loss of certain Maryland state tax benefits, among other factors, which include the timing of longwall moves.

Other and Corporate – The decrease in Segment Adjusted EBITDA Expense as defined in reference (2) to the above table primarily reflects lower operating expenses for the 2007 Quarter attributable to lower brokerage coal purchases associated with the ICG agreement referred to above under consolidated operating expenses partially offset by increased expenses associated with higher outside services revenue.

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Three Months Ended June 30,
	2007	2006
Segment Adjusted EBITDA	$78,685	$66,892
General and administrative	(8,794)	(7,333)
Depreciation, depletion and amortization	(21,425)	(16,290)
Interest expense, net	(2,266)	(2,534)
Income tax expense	(669)	(634)
Minority interest	85	43

Income before non-controlling interest	$45,616	$40,144

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

We reported record income before non-controlling interest for the 2007 Period of $90.5 million, an increase of 2.9% over the 2006 Period. Increased results for the 2007 Period were primarily attributable to the final settlement with our insurance underwriters for claims relating to the MC Mining Fire Incident (Please read “MC Mining Mine Fire” below) which resulted in a $12.3 million increase to income before non-controlling interest in the 2007 Period, higher coal sales volumes and higher average coal sales prices. The benefits were partially offset by increased compliance costs, lost production and reduced productivity associated with the interpretation and enforcement of recently enacted mine safety regulations and increased operating expenses associated with additional produced tons sold of 654,000 tons.

	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	12,457	11,672	N/A	N/A
Tons produced	12,195	12,050	N/A	N/A
Coal sales	$481,234	$423,725	$38.63	$36.30
Operating expenses and outside purchases	$358,830	$301,118	$28.81	$25.80

Coal sales. Coal sales increased 13.6% to $481.2 million for the 2007 Period from $423.7 million for the 2006 Period. The increase of $57.5 million reflects increased sales volumes (contributing $28.5 million of the increase) and higher coal sales prices (contributing $29.0 million of the increase).

Tons sold increased 6.7% to 12.5 million tons for the 2007 Period from 11.7 million tons for the 2006 Period. Tons produced increased to 12.2 million tons for the 2007 Period from 12.1 million tons for the 2006 Period.

Operating expenses. Operating expenses increased 17.8% to $345.0 million for the 2007 Period from $292.9 million for the 2006 Period. The increase of $52.1 million resulted from an increase in operating expenses associated with additional produced tons sold of 654,000, as well as the following specific factors:

•	Labor and benefit costs increased $16.1 million reflecting increased headcount, due to capacity expansion, pay rate increases, increased workers compensation and health care costs;

•

Material and supplies and maintenance costs increased $13.0 million and $5.4 million, respectively, reflecting increased production and increased costs for certain products and services used in the mining process, as well as, higher costs associated with the increased compliance requirements pertaining to recently enacted mine safety regulations. In addition to the impact on material and supplies and maintenance cost in the 2007 Period, the recently enacted federal and state mine safety regulations resulted in lost production, reduced productivity and increased mine administrative expenses;

•

Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $5.0 million and included the impact of West Virginia severance tax related to Mountain View mine sales as compared to Maryland. The ARLP Partnership completed the transition of longwall operations to the Mountain View mine in West Virginia from the depleted Mettiki D-Mine in Maryland in the fourth quarter of 2006;

•

The 2006 Period operating expenses were reduced by $7.2 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with mine development. See Note 8. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q;

•

Reduced tax credit benefit of $4.1 million in the 2007 Period was due to reduced coal production in Maryland. (See comments above concerning production taxes and royalties and depletion of the Mettiki D-Mine in Maryland.); and

•	The 2007 Period includes a $0.8 million reduction in operating expenses as a result of the final settlement of the MC Mining Fire Incident. Please read “MC Mining Mine Fire” below.

General and administrative. General and administrative expenses increased to $17.3 million for the 2007 Period from $14.5 million for the 2006 Period. The increase of $2.8 million was primarily attributable to increased headcount and related expenses and unit-based compensation

Other sales and operating revenues. Other sales and operating revenues increased 17.1% to $19.7 million for the 2007 Period from $16.8 million for the 2006 Period. The increase of $2.9 million was primarily attributable to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities and revenue from outside services partially offset by lower transloading revenues due to decreased volumes. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. Outside purchases increased to $13.9 million for the 2007 Period from $8.2 million in the 2006 Period. This increase was primarily attributable to an increase in outside purchases at our Central Appalachia and Illinois Basin regions to supply new market opportunities partially offset by lower outside purchases in Northern Appalachia.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $41.2 million for the 2007 Period from $31.0 million for the 2006 Period. The increase of $10.2 million is primarily attributable to additional depreciation expense associated with an increase in capital expenditures, particularly at our Elk Creek, Mountain View and Van Lear projects and infrastructure investments in recent years which have increased our production capacity.

Interest expense. Interest expense decreased to $5.7 million for the 2007 Period from $6.6 million for the 2006 Period. The decrease of $0.9 million was principally attributable to reduced interest expense associated with the August 2006 scheduled principal payment of $18.0 million on the ARLP Partnership’s senior notes, partially offset by increased interest expense under the ARLP Partnership’s revolving credit facilities.

Interest income. Interest income decreased to $1.1 million for the 2007 Period from $1.8 million for the 2006 Period. The decrease of $0.7 million resulted from increased interest income earned on marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006.

Transportation revenues and expenses. Transportation revenues and expenses were comparable for the 2007 and 2006 Periods at $19.3 million and $19.0 million, respectively. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, it does not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change, minority interest, and non-controlling interest. Income before income taxes, cumulative effect of accounting change, minority interest, and non-controlling interest increased to $91.6 million for the 2007 Period from $89.6 million for the 2006 Period. The increase of $2.0 million reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense decreased to $1.2 million in the 2007 Period compared to $1.9 million in the 2006 Period resulting from a state income tax on limited liability companies in Kentucky related to income from a limited liability company prior to the IPO.

Cumulative effect of accounting change. The cumulative effect of accounting change of $0.1 million was attributable to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, on January 1, 2006.

Minority interest. In March 2006, White County Coal and House entered into a Limited Liability Company Agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FIN No. 46R. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s portion of MAC’s net loss was $167,000 for the 2007 Period and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2007 Period Segment Adjusted EBITDA increased $14.8 million, or 10.6%, to $154.7 million from 2006 Period Segment Adjusted EBITDA of $139.9 million. Segment Adjusted EBITDA, tons sold, coal sales, operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,
	2007	2006	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$102,868	$98,695	$4,173	4.2%
Central Appalachia	36,836	23,647	13,189	55.8%
Northern Appalachia	14,515	14,750	(235)	(1.6)%
Other and Corporate	460	2,821	(2,361)	(83.7)%

Total Segment Adjusted EBITDA (1)	$154,679	$139,913	$14,766	10.6%

Tons sold
Illinois Basin	9,031	8,233	798	9.7%
Central Appalachia	1,757	1,881	(124)	(6.6)%
Northern Appalachia	1,669	1,558	111	7.1%
Other and Corporate	—	—	—	—

Total tons sold	12,457	11,672	785	6.7%

Coal sales
Illinois Basin	$308,363	$274,753	$33,610	12.2%
Central Appalachia	95,389	94,567	822	0.9%
Northern Appalachia	70,398	46,577	23,821	51.1%
Other and Corporate	7,084	7,828	(744)	(9.5)%

Total coal sales	$481,234	$423,725	$57,509	13.6%

Other sales and operating revenues
Illinois Basin	$15,284	$13,386	$1,898	14.2%
Central Appalachia	72	238	(166)	(69.7)%
Northern Appalachia	2,074	1,052	1,022	97.1%
Other and Corporate	2,286	2,168	118	5.4%

Total other sales and operating revenues	$19,716	$16,844	$2,872	17.1%

Segment Adjusted EBITDA Expense
Illinois Basin	$220,778	$189,444	$31,334	16.5%
Central Appalachia	70,117	71,159	(1,042)	(1.5)%
Northern Appalachia	57,957	32,879	25,078	76.3%
Other and Corporate	8,910	7,174	1,736	24.2%

Total Segment Adjusted EBITDA Expense (2)	$357,762	$300,656	$57,106	19.0%

(1)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases, and other income. Pass through transportation expenses and net gain from insurance settlement are excluded.

Illinois Basin – Segment Adjusted EBITDA for the 2007 Period, as defined in reference (1) to the table above, increased 4.2% to $102.9 million from the 2006 Period Segment Adjusted EBITDA of $98.7 million. The increase of $4.2 million was primarily attributable to increased coal sales which rose by $33.6 million, or 12.2%, to $308.4 million during the 2007 Period as compared to $274.8 million in the 2006 Period. Increased coal sales in the 2007 Period reflect a higher average coal sales price per ton which increased $0.78 to $34.15 per ton (contributing $7.0 million of the increase in coal sales) and increased tons sold of 798,000 tons (contributing $26.6 million of the increase in coal sales). The increased tons sold primarily resulted from increased production capacity at the Elk Creek mine, increased productivity at the Warrior mine and higher sales from inventory as compared to the 2006 Period. Other sales and operating revenues increased $1.9 million, primarily due to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities in the 2007 Period. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities. Total Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Period increased 16.5% to $220.8 million from $189.4 million in the 2006 Period. On a per ton sold basis, the 2007 Period Segment Adjusted EBITDA Expense rose to $24.45 per ton, an increase of 6.3% over the 2006 Period Segment Adjusted EBITDA Expense per ton of $23.01. In addition to the increased tonnage sold volume, the increase in the 2007 Period Segment Adjusted EBITDA Expense compared to the 2006 Period primarily reflects the impact of cost increases described above under consolidated operating expenses. Further, the Illinois Basin costs have been negatively impacted during the 2007 Period by decreased saleable yield from raw coal production as a result of adverse geologic conditions encountered at Gibson County Coal and Elk Creek and also reduced capacity utilization due to an over supplied market.

Central Appalachia – Segment Adjusted EBITDA for the 2007 Period, as defined in reference (1) to the table above, increased $13.2 million, or 55.8%, to $36.8 million as compared to the 2006 Period Segment Adjusted EBITDA of $23.6 million. This increase was primarily the result of the final settlement of the MC Mining Fire Incident, which resulted in a net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million. Please read “MC Mining Mine Fire” below. Coal sales were comparable for the 2007 and 2006 Periods at $95.4 million and $94.6 million, respectively. However, the net increase in coal sales of $0.8 million reflected the combination of a higher average coal sales price per ton of $54.27 in the 2007 Period, an increase of $3.99 per ton over the 2006 Period average coal sales price per ton (resulting in $7.0 million increase in coal sales), offset by decreased tons sold of 124,000 tons in the 2007 Period (resulting in $6.2 million decrease in coal sales). Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Period decreased 1.5% to $70.1 million from $71.2 million in the 2006 Period. The average Segment Adjusted EBITDA Expense per ton during the 2007 Quarter was $39.89, an increase of $2.05 per ton, or 5.4% over the 2006 Period Segment Adjusted EBITDA Expense per ton of $37.84. The increase in Segment Adjusted EBITDA Expense per ton was primarily a result of reduced capacity utilization in response to a soft market and higher operating expenses associated with the new mine safety standards, among other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA for the 2007 and 2006 Periods, as defined in reference (1) to the table above, were comparable at $14.5 million and $14.8 million, respectively. However, the net decrease in Segment Adjusted EBITDA of $0.3 million reflects both an increase in the average sales price of $12.30 per ton to $42.18 per ton due to new coal sales contracts, offset by an increase in Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, of $13.63 per ton to $34.73 per ton during the 2007 Period as compared to $21.10 per ton during the 2006 Period. These variances reflect the impact of the higher operating costs from the transition of the Mettiki D-Mine longwall operation in Maryland to the new Mountain View longwall operation in West Virginia. Other impacts on EBITDA for the 2007 Period as compared to the 2006 Period include, among other factors, the effect of an increase of 111,000 tons sold and the cost increases described above under consolidated operating expenses.

Other and Corporate – The increase in Segment Adjusted EBITDA Expense primarily reflects the additional operating expenses attributable to expenses associated with higher outside services revenue.

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Six Months Ended June 30,
	2007	2006
Segment Adjusted EBITDA	$154,679	$139,913

General and administrative	(17,347)	(14,491)
Depreciation, depletion and amortization	(41,218)	(31,015)
Interest expense, net	(4,548)	(4,776)
Income taxes	(1,244)	(1,876)
Minority interest	167	43
Cumulative effect of accounting change	—	112

Income before non-controlling interest	$90,489	$87,910

MC Mining Mine Fire

On June 18, 2007, the ARLP Partnership agreed to a full and final resolution of its insurance claim relating to a mine fire that occurred on or about December 25, 2004 at its MC Mining’s Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims the ARLP Partnership incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds to the ARLP Partnership. Previously, the ARLP Partnership received partial advance payments on the claim in 2006 and 2005 totaling $16.2 million, part of which it recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities in our consolidated financial statements pending final claim resolution. As a result of this final resolution, the ARLP Partnership received additional cash payments of $7.2 million in June 2007 and recognized a net gain from insurance settlement of approximately $11.5 million as well as a reduction in operating expenses of approximately $0.8 million during the three months ended June 30, 2007.

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

Cash Flows

Cash provided by operating activities was $139.9 million for the 2007 Period compared to $128.3 million for the 2006 Period. The increase in cash provided by operating activities was primarily attributable to decreased coal inventory and increased revenues partially offset by higher total operating expenses (excluding depreciation, depletion and amortization) due to increased operating expenses associated with 654,000 additional produced tons sold, increased compliance costs, reduced productivity due to an over supplied market in the 2007 Period and lost production associated with the interpretation and enforcement of recently enacted federal and state mine safety regulations.

Net cash used in investing activities was $129.9 million for the 2007 Period compared to $70.1 million for the 2006 Period. The increase was primarily attributable to an increased use of cash in the 2007 Period as a result of the ARLP Partnership’s acquisition of the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. (the Providence Reserve Acquisition). See Note 3. Acquisitions to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q. Additionally, there was a net decrease in proceeds from marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006 and timing differences in accounts payable and accrued liabilities related to capital expenditures and advances made on the Gibson County Coal rail project described under “Other” below, partially offset by a decrease in capital expenditures. The decrease in capital expenditures in the 2007 Period (excluding the Providence Reserve Acquisition) was primarily attributable to the completion of the Elk Creek and Mountain View mines during 2006. Including initial development capital for the River View mine, the ARLP Partnership is currently estimating total capital expenditures in 2007 to range from approximately $175.0 million to $185.0 million. The ARLP Partnership will continue to have significant future capital requirements over the long-term including remaining mine development at River View and future mine development capital for the previously announced Tunnel Ridge, LLC (Tunnel Ridge), Gibson South and Penn Ridge Coal, LLC (Penn Ridge) properties. Future capital commitments for these mine developments are, however, dependent upon securing the required permits and coal sales agreements necessary to obtain final approval from the board of directors of MGP (MGP Board of Directors). The ARLP Partnership currently funds its capital expenditures with cash from operations and/or borrowings under its revolving credit facility, however, future capital commitments may require the ARLP Partnership to incur additional debt or seek additional equity capital. The availability of additional debt or equity capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows, and sources of financing that the ARLP Partnership expects will be available to them, the ARLP Partnership does not anticipate that it will experience significant liquidity constraints in the foreseeable future.

Net cash used in financing activities was $29.4 million for the 2007 Period compared to $41.7 million for the 2006 Period. The decrease primarily was attributable to borrowings under the ARLP Partnership’s revolving credit facility of $23.0 million in the 2007 Period used in financing the Providence Reserve Acquisition partially offset by an increase in distributions paid to partners in the 2007 Period.

Capital Expenditures

Capital expenditures decreased to $69.2 million in the 2007 Period from $92.0 million in the 2006 Period. See discussion of “Cash Flows” above concerning the decrease in capital expenditures.

Debt Obligations

AHGP Partnership

At the closing of the AHGP IPO, we entered into a $5.0 million revolving credit facility (AHGP Credit Facility) with C-Holdings, LLC (C-Holdings), which owns 100% of the members’ interest of AGP and is controlled by Joseph W. Craft, III. The AHGP Credit Facility is available to us for our general partnership purposes. At June 30, 2007, we had no borrowings outstanding under the AHGP Credit Facility.

On March 12, 2007, the board of directors of our general partner approved an extension of the AHGP Credit Facility. Under the terms of the amendment, the AHGP Credit Facility was reduced to $2.0 million and will mature on March 31, 2008. Any borrowings under the facility, as extended, will bear interest at London Interbank Offered Rate (LIBOR) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility.

ARLP Partnership

The Intermediate Partnership has $144.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in eight remaining equal annual installments of $18.0 million with interest payable semi-annually (ARLP Senior Notes). On April 13, 2006, the Intermediate Partnership entered into a $100.0 million revolving credit facility (ARLP Credit Facility), which expires in 2011. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. As of June 30, 2007, the applicable margin for borrowings under the ARLP Credit Facility is 0.875% over LIBOR. Letters of credit can be issued under the ARLP Credit Facility not to exceed $50.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At June 30, 2007, the ARLP Partnership had $23.0 million of borrowings and letters of credit of $24.7 million outstanding under the ARLP Credit Facility.

The ARLP Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The ARLP Senior Notes and ARLP Credit Facility contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal based on a ratio of the amount of total mineable tons controlled by the Intermediate Partnership relative to its annual production. In addition, the ARLP Senior Notes and the ARLP Credit Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of both the ARLP Credit Facility and ARLP Senior Notes at June 30, 2007.

The ARLP Partnership maintains specific agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain ARLP obligations for asset retirement obligations and its obligations for workers’ compensation benefits. At June 30, 2007, the ARLP Partnership had $30.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

On March 19, 2007 MAC entered into a $600,000 secured line of credit (LOC) which expires on March 19, 2008. Borrowings bear interest at the annual rate of 8.25%. The LOC is secured by assignment of the Rock Dust Supply Agreement between Alliance Coal and MAC and the Limestone Purchase Agreement between MAC and Hastie Mining Company, an unrelated third-party. At June 30, 2007, there was $585,000 outstanding under the LOC.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, mineral and equipment leases with SGP and its affiliates and guarantees from the SGP for certain letters of credit.

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

Because the transaction described above was a related-party transaction, it was reviewed by the MGP Board of Directors and its conflicts committee and determined to be fair and reasonable to the ARLP Partnership and its limited partners.

New Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our adoption of FIN No. 48 on January 1, 2007 did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The AHGP Partnership is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on our condensed consolidated financial statements.

In December 2006, the FASB issued Financial Staff Position (FSP) EITF No. 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. Our adoption of FSP EITF No. 00-19-2 on January 1, 2007 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure financial instruments and certain other eligible items at fair value which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The AHGP Partnership is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on our condensed consolidated financial statements.

Other

Gibson Rail Advances

In 2007, Gibson County Coal, one of the ARLP Partnership’s subsidiaries, entered into contracts with CSX Transportation, Inc. (CSXT) and Norfolk Southern Railway Company (NS), pursuant to which Gibson County Coal is constructing a rail loop and the railroads are constructing connections and siding facilities in order to provide Gibson County Coal access to CSXT and NS railways. Although these connections and siding facilities will be assets of the respective rail company, Gibson County Coal will advance up to approximately $8.0 million on a combined basis to CSXT and NS during 2007 toward the cost of construction of their infrastructure. These advances will be repaid to Gibson County Coal by rebates from CSXT and NS as coal is shipped on their respective railways. In addition, Gibson County Coal will also qualify for additional rebates from both CSXT and NS. The additional rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement. As of June 30, 2007, Gibson County Coal had advanced $5.9 million in aggregate to CSXT and NS, which is recorded in other receivables and other long-term assets in our condensed consolidated balance sheet.

MINER Act

The Mine Improvement and New Emergency Response Act of 2006 (MINER Act) requires mine-specific emergency response plans, enhanced communication and tracking systems, and more available mine rescue teams, as well as significantly higher penalty assessments by the Mine Safety and Health Administration (MSHA) for noncompliance by mine operators. In December 2006, MSHA implemented several aspects of the MINER Act through promulgation of its final rule on Emergency Mine Evacuation, which includes requirements for increased availability and storage of self-contained self-rescue (SCSR) devices; improved emergency evacuation drills and SCSR training and the installation and maintenance of lifelines in underground coal mines. Coal producing states, including West Virginia, Illinois, and Kentucky, passed similar legislation in 2006. While the full cost of compliance remains unknown, the ARLP Partnership anticipates its capital expenditures and operating expenses will increase as a result of implementing and complying with these new laws and regulations. For example, during the 2007 Quarter, the ARLP Partnership experienced reduced productivity and lost production and incurred increased operating costs responding to the Emergency Temporary Standard adopted by MSHA on May 21, 2007 relating to seal regulations and higher penalty assessments per MSHA citation resulting from new methods of calculations adopted by MSHA in April 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The ARLP Partnership has long-term coal supply agreements with its customers. Virtually all of the long-term coal supply agreements contain price adjustment provisions, which permit an increase or decrease periodically in the contract price principally to reflect changes in specified price indices or items such as taxes, royalties or actual production costs.

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars, and as a result, neither we nor the ARLP Partnership has material exposure to currency exchange-rate risks. The ARLP Partnership does not have any interest rate, foreign currency exchange rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP and AHGP Credit Facilities are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates.

As of June 30, 2007, the estimated fair value of the ARLP Senior Notes was approximately $153.4 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2007. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the U.S. Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officers. Based on this evaluation, our Chief Executive and Chief Financial Officers believe the design and operation of these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended June 30, 2007, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

the impact from provisions of or changes in enforcement activities associated with the Mine Improvement and New Emergency Response Act of 2006 as well as any subsequent federal or state safety legislation or regulations;

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

We are not engaged in any litigation. The ARLP Partnership is not engaged in any litigation that we believe is material to its operations, including without limitation, any litigation relating to the Partnership’s long-term coal supply contracts or under the various environmental protection statutes to which the ARLP Partnership is subject. However, the ARLP Partnership is subject to various types of litigation incidental to its business and we cannot assure you that disputes or litigation will not arise or that the ARLP Partnership will be able to resolve any such future disputes or litigation in a satisfactory manner.

The information in Note 2. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Item 1, Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as the additional risk factors discussed below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future. Other risk factors to consider are as follows:

ARLP has adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and the public unitholders of ARLP. The Internal Revenue Service (IRS) may challenge this treatment, which could adversely affect the value of ARLP’s common units and our common units.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.
31.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.1**	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 9, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2**	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 9, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 9, 2007.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
Our general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer