Form 10-Q
period 2007-09-30
Alliance Holdings GP, L.P.
filed 2007-11-09
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, 59,863,000 Common Units are outstanding.

i

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,523	$37,069
Trade receivables, net	89,300	96,558
Other receivables	2,256	3,378
Due from affiliates	—	25
Marketable securities	—	260
Inventories	24,998	20,224
Advance royalties	3,316	4,629
Prepaid expenses and other assets	1,276	8,419

Total current assets	140,669	170,562

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	922,159	819,991
Less accumulated depreciation, depletion and amortization	(406,954)	(383,284)

Total property, plant and equipment, net	515,205	436,707

OTHER ASSETS:
Advance royalties	27,308	22,135
Other long-term assets	14,753	6,091

Total other assets	42,061	28,226

TOTAL ASSETS	$697,935	$635,495

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$55,406	$58,513
Due to affiliates	1,064	1,289
Accrued taxes other than income taxes	12,935	14,618
Accrued payroll and related expenses	17,405	14,698
Accrued interest	1,162	4,264
Workers’ compensation and pneumoconiosis benefits	7,715	7,704
Current capital lease obligation	375	339
Other current liabilities	9,774	13,964
Current maturities, long-term debt	18,000	18,000

Total current liabilities	123,836	133,389

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	135,000	126,000
Pneumoconiosis benefits	28,691	26,315
Accrued pension benefit	4,053	6,191
Workers’ compensation	51,752	38,488
Asset retirement obligations	49,110	47,825
Long-term capital lease obligation	1,232	1,512
Minority interest	609	839
Other liabilities	7,276	6,610

Total long-term liabilities	277,723	253,780

Total liabilities	401,559	387,169

NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP:
Affiliate	(303,816)	(303,823)
Non-Affiliates	351,029	324,784

Total non-controlling interest	47,213	20,961

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners – Common Unitholders 59,863,000 units outstanding	255,925	234,321
Accumulated other comprehensive income	(6,762)	(6,956)

Total Partners’ Capital	249,163	227,365

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$697,935	$635,495

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
SALES AND OPERATING REVENUES:
Coal sales	$242,412	$228,802	$723,646	$652,527
Transportation revenues	9,138	10,966	28,423	29,956
Other sales and operating revenues	8,875	4,847	28,591	21,691

Total revenues	260,425	244,615	780,660	704,174

EXPENSES:
Operating expenses	176,857	162,209	521,814	455,096
Transportation expenses	9,138	10,966	28,423	29,956
Outside purchases	3,737	6,020	17,610	14,251
General and administrative	7,716	7,859	25,063	22,350
Depreciation, depletion and amortization	21,804	17,276	63,022	48,291
Net gain from insurance settlement	—	—	(11,491)	—

Total operating expenses	219,252	204,330	644,441	569,944

INCOME FROM OPERATIONS	41,173	40,285	136,219	134,230
Interest expense (net of interest capitalized for the three and nine months ended September 30, 2007 and 2006 of $345, $462, $1,008 and $1,153, respectively)	(3,039)	(2,883)	(8,702)	(9,475)
Interest income	280	716	1,395	2,532
Other income	121	216	1,189	678

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	38,535	38,334	130,101	127,965
INCOME TAX EXPENSE	550	352	1,794	2,228

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	37,985	37,982	128,307	125,737
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	112
MINORITY INTEREST	63	53	230	96

INCOME BEFORE NON-CONTROLLING INTEREST	38,048	38,035	128,537	125,945
Affiliate non-controlling interest in consolidated partnership’s net income	(7)	(7)	(22)	(23)
Non-affiliate non-controlling interest in consolidated partnership’s net income	(17,534)	(18,677)	(61,116)	(63,300)

NET INCOME	$20,507	$19,351	$67,399	$62,622

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.34	$0.32	$1.13	$1.16

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.265	$0.12285	$0.765	$0.12285

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC AND DILUTED	59,863,000	59,863,000	59,863,000	53,956,407

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$209,422	$183,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(95,017)	(141,963)
Changes in accounts payable and accrued liabilities	(9,297)	(1,198)
Proceeds from sale of property, plant and equipment	5,859	599
Proceeds from insurance settlement for replacement assets	2,511	—
Purchase of marketable securities	—	(19,188)
Proceeds from marketable securities	260	68,343
Payment for acquisition of business	—	(2,318)
Payment for acquisition of coal reserves and other assets	(53,309)	—
Advances on Gibson rail project	(5,912)	—

Net cash used in investing activities	(154,905)	(95,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	130,525	500
Payments under revolving credit facilities	(103,525)	—
Payments on capital lease obligation	(244)	—
Payment on long-term debt	(18,000)	(18,000)
Payment of debt issuance cost	(194)	(690)
Equity contribution received by Mid-America Carbonates, LLC	—	1,000
Contributions to consolidated partnership from affiliate non-controlling interest	1	—
Distributions paid by consolidated partnership to affiliate non-controlling interest	(16)	(13)
Distributions paid by consolidated partnership to non-affiliate non-controlling interest	(34,815)	(30,201)
Distributions paid to Partners	(45,795)	(326,439)
Net proceeds from issuance of common units in initial public offering	—	291,300

Net cash used in financing activities	(72,063)	(82,543)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,546)	4,890

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,069	32,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,523	$36,962

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$12,587	$13,715

Income taxes	$2,175	$2,545

NON-CASH INVESTING ACTIVITY:
Purchase of property, plant and equipment	$2,843	$8,166

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

We are owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Joseph W. Craft III.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present the financial position as of September 30, 2007 and December 31, 2006, the results of our operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. All intercompany transactions and accounts of the AHGP Partnership have been eliminated.

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

Since we own MGP, our condensed consolidated financial statements reflect the consolidated results of the ARLP Partnership. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP are reflected as a non-controlling interest in our condensed consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as non-controlling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement (“Administrative Services Agreement”) and amounts billed by, and reimbursed to, AGP under our partnership agreement.

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

During September 2007, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2007. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, the ARLP Partnership has elected to retain a participating interest along with its insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program representing 35% of the primary $30.0 million layer and 2.5% of the second layer of $20.0 million in excess of the $30.0 million primary layer. The ARLP Partnership does not participate in the third layer of $25.0 million in excess of $50.0 million.

The 14.7% participation rate for this year’s renewal is consistent with the ARLP Partnership’s prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence, of which, as a result of the ARLP Partnership’s participation, it would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which, as a result of its level of participation in the commercial property program, could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

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

In June 2007, a subsidiary of the Intermediate Partnership, Alliance Resource Properties, LLC, acquired the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. The ARLP Partnership financed the purchase using a combination of existing cash on hand and borrowings under the ARLP Partnership’s revolving credit facility.

The ARLP Partnership intends to mine these reserves from its adjacent Dotiki and Warrior mining complexes utilizing continuous mining units employing room-and-pillar mining techniques. As a result of the purchase, the ARLP Partnership reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves. This acquisition represented an approximate 14% increase in the ARLP Partnership’s reserves at the acquisition date.

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

On June 18, 2007, the ARLP Partnership agreed to a full and final resolution of its insurance claim relating to a mine fire that occurred on or about December 25, 2004 at its MC Mining, LLC’s (“MC Mining”) Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims the ARLP Partnership incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds to the ARLP Partnership. In 2006 and 2005, the ARLP Partnership received partial advance payments on the claim totaling $16.2 million, part of which it recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities pending final claim resolution. In June 2007, as a result of this final resolution, the ARLP Partnership received additional cash payments of $7.2 million and recognized a net gain from insurance settlement of approximately $11.5 million, as well as a reduction in operating expenses of approximately $0.8 million.

5.	LONG-TERM DEBT

The Intermediate Partnership has $126.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in seven remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”). On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which expires in 2012. The ARLP Credit Facility amended the previous $100.0 million credit facility that would have expired in

2011. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of our Intermediate Partnership, as computed from time to time. As of September 30, 2007, the applicable margin for borrowings under the ARLP Credit Facility was 0.75% over London Interbank Offered Rate and the interest rate on the ARLP Credit Facility was 5.13%. Letters of credit can be issued under the ARLP Credit Facility not to exceed $100.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At September 30, 2007, we had $27.0 million of borrowings and $24.7 million of letters of credit outstanding under the ARLP Credit Facility. The deferred cost associated with the amended $100.0 million credit facility accounted for as prescribed by Emerging Issues Task Force (“EITF”) No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, which states that if the borrowing capacity of a new arrangement is greater than or equal to the borrowing capacity of an old arrangement, the unamortized deferred costs associated with the old arrangement should be associated with the new arrangement and amortized over the life of the new arrangement.

6.	NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP

Non-controlling interest in consolidated partnership (“Non-Controlling Interest”) represents third-party and related-party ownership interests in the net assets of the ARLP Partnership. The following table shows the components of Non-Controlling Interest for the periods indicated (in thousands):

	September 30, 2007	December 31, 2006
Affiliate (SGP)	$(303,816)	$(303,823)
Non-Affiliates (ARLP’s non-affiliate limited partners)	351,029	324,784

Total non-controlling interest	$47,213	$20,961

As a result of common control considerations, our condensed consolidated balance sheets reflect the assets and liabilities from the consolidated balance sheets of the ARLP Partnership, with any ownership of the ARLP Partnership by third-party investors and a non-controlling affiliate investor shown as Non-Controlling Interest on our condensed consolidated balance sheet.

The Non-Controlling Interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The Non-Controlling Interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. Upon adoption of SFAS No. 123R, Share Based Payment on January 1, 2006, the total obligation associated with ARLP’s Long-Term Incentive Plan (“ARLP LTIP”) is also included in the Non-Affiliates component of Non-Controlling Interest (Note 7).

The following table summarizes cash distributions paid by ARLP to each component of the Non-Controlling Interest for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2007	2006
Distributions paid to non-controlling interests:
Affiliate (SGP)	$16	$13
Non-Affiliates (ARLP’s non-affiliate limited partners)	34,815	30,201

	$34,831	$30,214

Distributions paid to Non-Controlling Interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of Non-Controlling Interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of September 30, 2007 and December 31, 2006 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

7.	COMMON UNIT-BASED COMPENSATION

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain of its employees and directors of MGP and employees of its affiliates who perform services for the ARLP Partnership. On December 7, 2006, the compensation committee (“MGP Compensation Committee”) of the MGP Board of Directors determined that the vesting requirements for the 2004 grants of 205,570 restricted units (net of 9,230 forfeitures) had been satisfied for vesting as of December 31, 2006. As a result of this vesting, on January 8, 2007, the ARLP Partnership issued 130,812 common units to ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax obligations of the ARLP LTIP participants. On January 24, 2007, the MGP Compensation Committee authorized additional grants up to 94,075 restricted units of which 92,175 restricted units (net of 500 forfeitures) have been issued and will vest January 1, 2010, subject to the satisfaction of certain financial tests. The fair value of the 2007 grants is based upon the intrinsic value at the date of grant, which was $35.84 per unit on a weighted average basis. After consideration of the above mentioned transactions, as of September 30, 2007, 181,255 units remain available for issuance in the future, assuming that all grants currently issued and outstanding for 2005, 2006 and 2007 are settled with common units and no future forfeitures occur. For the three and nine months ended September 30, 2007 and 2006, the ARLP Partnership recorded expense attributable to the ARLP LTIP of $785,000, $1,171,000, $2,233,000, and $3,100,000, respectively.

As of September 30, 2007, there was $3,953,000 in total unrecognized compensation expense related to the non-vested ARLP LTIP grants. That expense is expected to be recognized over a weighted-average period of 1.2 years. As of September 30, 2007, the intrinsic value of the non-vested ARLP LTIP grants was $8,726,000. The total obligation associated with the ARLP LTIP as of September 30, 2007 was $5,384,000 and is included in the Non-Controlling Interest Non-Affiliates line item in our condensed consolidated balance sheets.

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

8.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

The ARLP Partnership’s employees currently participate in a defined contribution profit sharing plan of the ARLP Partnership. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$859	$829	$2,576	$2,487
Interest cost	566	487	1,700	1,461
Expected return on plan assets	(672)	(568)	(2,015)	(1,702)
Prior service cost	—	10	—	32
Amortization of actuarial loss	65	79	194	235

Net periodic benefit cost	$818	$837	$2,455	$2,513

For the nine months ended September 30, 2007 and 2006, the ARLP Partnership had made contributions of $4.4 million and $4.6 million, respectively, to the pension plan.

9.	MINE DEVELOPMENT

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

10.	GIBSON RAIL ADVANCES

In 2007, Gibson County Coal, LLC (“Gibson County Coal”), one of the ARLP Partnership’s subsidiaries, entered into contracts with CSX Transportation, Inc. (“CSXT”) and Norfolk Southern Railway Company (“NS”), pursuant to which Gibson County Coal is constructing a rail loop and the railroads are constructing connections and siding facilities, in order to provide Gibson County Coal access to CSXT and NS railways. Although these connections and siding facilities will be assets of the respective rail company, Gibson County Coal will advance up to approximately $8.0 million on a combined basis to CSXT and NS during 2007 toward the cost of construction of their infrastructure. These advances will be repaid to Gibson County Coal by rebates from CSXT and NS as coal is shipped on their respective railways. In addition, Gibson County Coal will also qualify for additional rebates from both CSXT and NS. The additional rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement. As of September 30, 2007, Gibson County Coal had advanced $5.9 million in aggregate to CSXT and NS, which is recorded in other receivables and other long-term assets in our condensed consolidated balance sheet.

11.	NEW ACCOUNTING STANDARDS

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

In December 2006, the FASB issued Financial Staff Position (“FSP”) EITF No. 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. Our adoption of FSP EITF No. 00-19-2 on January 1, 2007 did not have a material impact on our condensed consolidated financial statements.

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

12.	COMPREHENSIVE INCOME

The following table summarizes the effect of the ARLP Partnership’s marketable securities available for sale and the amortization of actuarial loss related to the pension plan on other comprehensive income for the three and nine months ended September 30, 2007 and 2006, respectively, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$20,507	$19,351	$67,399	$62,622
Unrealized gain	—	2	—	68
Amortization of actuarial loss	65	—	194	—

Comprehensive income	$20,572	$19,353	$67,593	$62,690

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

13.	SEGMENT INFORMATION

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

The Illinois Basin segment is comprised of Webster County Coal, LLC’s Dotiki mine, Gibson County Coal’s Gibson North mine and Gibson South property, Hopkins County Coal, LLC’s Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine, Warrior Coal, LLC’s Cardinal mine and Alliance Resource Properties, LLC (Note 3). In 2007, mine development has begun at the River View property. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal LLC’s Pond Creek and Van Lear mines, and MC Mining’s Excel No. 3 mine.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC’s D-Mine, and Mettiki Coal (WV), LLC’s Mountain View mine, two small third-party mining operations, and the Tunnel Ridge, LLC and Penn Ridge Coal, LLC properties. In late 2006, the ARLP Partnership completed the transition of longwall operations from the D-Mine to the Mountain View mine. The ARLP Partnership is in the process of permitting the Tunnel Ridge and Penn Ridge properties for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”) and Matrix Design Group, LLC (“Matrix Design”). Operating segment results for the three and nine months ended September 30, 2007 and 2006 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Consolidated
	(in thousands)
Operating segment results for the three months ended September 30, 2007:

Total revenues (1)	$166,732	$49,467	$43,160	$1,066	$260,425
Selected production expenses (2)	92,227	35,452	24,936	1,409	154,024
Segment Adjusted EBITDA (3)	51,826	9,200	10,216	(428)	70,814
Capital expenditures	18,286	3,908	3,000	653	25,847

Operating segment results for the three months ended September 30, 2006:

Total revenues (1)	$159,964	$43,562	$33,518	$7,571	$244,615
Selected production expenses (2)	91,143	30,751	17,049	6,294	145,237
Segment Adjusted EBITDA (3)	47,911	7,114	9,422	1,189	65,636
Capital expenditures	27,357	7,590	13,961	1,038	49,946

Operating segment results as of or for the nine months ended September 30, 2007:

Total revenues (1)	$502,514	$145,979	$121,730	$10,437	$780,660
Selected production expenses (2)	281,452	96,654	74,242	10,162	462,510
Segment Adjusted EBITDA (3)	154,694	46,036	24,731	32	225,493
Total assets	437,523	102,620	124,849	32,943	697,935
Capital expenditures (4)	68,856	10,367	13,318	2,476	95,017

Operating segment results as of or for the nine months ended September 30, 2006:

Total revenues (1)	$459,549	$139,686	$86,905	$18,034	$704,174
Selected production expenses (2)	251,050	91,901	44,898	13,153	401,002
Segment Adjusted EBITDA (3)	146,606	30,761	24,172	4,010	205,549
Total assets	342,919	98,220	109,363	54,698	605,200
Capital expenditures (4)	86,818	17,808	27,612	9,725	141,963

(1)	Revenues included in the Other and Corporate column are attributable to Mt. Vernon transloading revenues and brokerage coal sales for the three and nine months ended September 30, 2007 and 2006, and Matrix Design and outside MAC rock dust revenues for the three and nine months ended September 30, 2007.
(2)	Selected production expenses are comprised of operating expenses and outside purchases (as reflected in our condensed consolidated statements of income), excluding production taxes and royalties that are incurred as a percentage of coal sales or volumes. Selected production expenses are reconciled to operating expenses and outside purchases below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Selected production expenses	$154,024	$145,237	$462,510	$401,002
Production taxes and royalties	26,570	22,992	76,914	68,345

Combined operating expenses and outside purchases	$180,594	$168,229	$539,424	$469,347

(3)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Segment Adjusted EBITDA	$70,814	$65,636	$225,493	$205,549
General and administrative	(7,716)	(7,859)	(25,063)	(22,350)
Depreciation, depletion and amortization	(21,804)	(17,276)	(63,022)	(48,291)
Interest expense, net	(2,759)	(2,167)	(7,307)	(6,943)
Income taxes	(550)	(352)	(1,794)	(2,228)
Cumulative effect of accounting change	—	—	—	112
Minority interest	63	53	230	96

Income before non-controlling interest	$38,048	$38,035	$128,537	$125,945

(4)	Capital expenditures do not include acquisitions of coal reserves and other assets in the Illinois Basin of $53.3 million or business acquisitions separately reported in our condensed consolidated statements of cash flows.

14.	MINORITY INTEREST

In March 2006, White County Coal, a subsidiary of Alliance Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to develop and operate a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and the ARLP Partnership is the primary beneficiary. House’s equity ownership in the net assets of MAC was $609,000 as of September 30, 2007, which is recorded as minority interest on our condensed consolidated balance sheet.

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with ARLP. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. Due to the consolidation of MAC in accordance with FIN 46R, the intercompany transactions associated with the Revolver are eliminated.

15.	EARNINGS PER UNIT

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

16.	SUBSEQUENT EVENTS

On October 29, 2007, we declared a quarterly distribution for the quarter ended September 30, 2007, of $0.265 per unit, totaling approximately $15.9 million, on all common units outstanding, payable on November 19, 2007 to all unitholders of record as of November 12, 2007.

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

The ARLP Partnership has four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three of these segments correspond to the three major coal producing regions in the eastern United States. As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers and has contractual commitments for substantially all of its remaining 2007 production.

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

Net income included approximately $8.0 million and $3.7 million for the three months ended September 30, 2007 (2007 Quarter) and September 30, 2006 (2006 Quarter) and $24.9 million and $18.1 million for the nine months ended September 30, 2007 (2007 Period) and September 30, 2006 (2006 Period), respectively, from various coal synfuel-related agreements. Assuming the synfuel facilities operate in a manner consistent with previous fourth quarters, the incremental net income to us for 2007 from all synfuel-related agreements is expected to be in the range of $25 million to $27 million and the fourth quarter 2007 benefit should be approximately one-third of the benefit realized in the 2007 third quarter. In 2006, operations of the ARLP Partnership’s synfuel facilities were interrupted temporarily at times due to the increase in the wellhead prices of crude oil.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

We reported income before non-controlling interest of $38.0 million for both the 2007 and 2006 Quarters, respectively. The benefits of a 1.1% increase in tons sold, a 4.8% increase in average coal sales price and improved salable yield during the 2007 Quarter as compared to the 2006 Quarter, were partially offset by increased operating expenses which reflect, among other factors described below, the impact of compliance costs and reduced productivity associated with the implementation of recently enacted mine safety regulations.

	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	6,230	6,164	N/A	N/A
Tons produced	6,083	6,114	N/A	N/A
Coal sales	$242,412	$228,802	$38.91	$37.12
Operating expenses and outside purchases	$180,594	$168,229	$28.99	$27.29

Coal sales. Coal sales for the 2007 Quarter increased 5.9% to $242.4 million from $228.8 million for the 2006 Quarter. The increase of $13.6 million was a result primarily of higher coal sales prices, contributing $11.2 million of the increase. Tons sold were comparable at 6.2 million for the 2007 and 2006 Quarters, respectively. Tons produced for the 2007 and 2006 Quarters were comparable at 6.1 million tons, respectively.

Operating expenses. Operating expenses increased 9.0% to $176.9 million for the 2007 Quarter from $162.2 million for the 2006 Quarter. The increase of $14.7 million resulted from higher operating expenses associated with an additional 170,000 produced tons sold as well as the following specific factors:

•	Labor and benefit costs increased $7.0 million reflecting increased headcount due to capacity expansion, pay rate increases, and increased workers’ compensation and health care costs;

•

Material and supplies, and maintenance costs increased $3.7 million and $1.4 million, respectively, reflecting increased costs for certain products and services used in the mining process, as well as higher costs associated with compliance with recently enacted federal and state mine safety regulations. In addition to the impact on materials and supplies and maintenance costs during the 2007 Quarter, the recently enacted federal and state mine safety regulations, reduced productivity and increased mine administrative expenses;

•

Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $3.6 million and included the impact of higher West Virginia severance tax on coal sold from the Mountain View mine as compared to Maryland. The ARLP Partnership completed the transition of longwall operations to the Mountain View mine in West Virginia from the depleted Mettiki D-Mine in Maryland in the fourth quarter of 2006;

•

Reduced expenses of $4.6 million in the 2007 Quarter as compared to the 2006 Quarter were associated with the purchase and sale of coal during the 2006 Quarter under a settlement agreement the ARLP Partnership entered into with ICG, LLC (ICG) in November 2005. Consistent with the guidance in the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) No. 04-13, Accounting for Purchases and Sales of

Inventory with the Same Counterparty, Pontiki Coal, LLC’s (Pontiki Coal) sale of coal to ICG and Alliance Coal’s purchase of coal from ICG pursuant to that settlement agreement are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense. The ARLP Partnership has fully satisfied its coal sales agreement with ICG;

•

The 2006 Quarter operating expenses were reduced by $4.0 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with mine development activities. See Note 9. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q;

•

Reduced tax credit benefit of $1.7 million in the 2007 Quarter was due to reduced coal production in Maryland. (See comments above concerning production taxes and royalties and depletion of the Mettiki D-Mine in Maryland.); and

•	The 2007 Quarter operating expenses benefited from net gains of $2.7 million realized from sales of surplus equipment.

General and administrative. General and administrative expenses were comparable for the 2007 and 2006 Quarters at $7.7 million and $7.9 million, respectively.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of rental and service fees from third-party coal synfuel production facilities, Mt. Vernon transloading revenues and outside services. Other sales and operating revenues increased to $8.9 million for the 2007 Quarter from $4.8 million for the 2006 Quarter. The increase of $4.1 million is primarily attributable to higher rental and service fees associated with increased volumes at third-party coal synfuel facilities and revenue from outside services. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. Outside purchases decreased to $3.7 million for the 2007 Quarter from $6.0 million in the 2006 Quarter. The decrease of $2.3 million was primarily attributable to a decrease in outside purchases at the ARLP Partnership’s Illinois Basin and Northern Appalachian regions partially offset by increased purchases in the Central Appalachian region.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $21.8 million for the 2007 Quarter from $17.3 million for the 2006 Quarter. The increase of $4.5 million was primarily attributable to additional depreciation expense associated with production capacity expansion projects and infrastructure investments in recent years, including development of the Mountain View mine. In addition, we accelerated depreciation on certain transportation assets resulting in additional depreciation expense of $0.9 million during the 2007 Quarter.

Interest expense. Interest expense, net of capitalized interest, was comparable for the 2007 and 2006 Quarters at $3.0 million and $2.9 million, respectively.

Interest income. Interest income decreased to $0.3 million for the 2007 Quarter from $0.7 million for the 2006 Quarter. The decrease of $0.4 million resulted from decreased interest income earned on marketable securities which were substantially liquidated to fund increased capital expenditures during 2006.

Transportation revenues and expenses. Transportation revenues and expenses each decreased to $9.1 million for the 2007 Quarter compared to $11.0 million for the 2006 Quarter. The decrease of $1.9 million was primarily attributable to a lower average per ton transportation charge in the 2007 Quarter as compared to the 2006 Quarter, primarily driven by the location of the ARLP Partnership’s customers for which it arranged transportation. The decrease was partially offset by higher transported coal volumes in the 2007 Quarter. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, it does not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change, minority interest, and non-controlling interest. Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest for the 2007 and 2006 Quarters was $38.5 million and $38.3 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense was comparable for the 2007 and 2006 Quarters at $0.6 million and $0.4 million, respectively.

Minority interest. In March 2006, one of ARLP’s subsidiaries, White County Coal, LLC (White County Coal), and Alexander J. House (House) entered into a limited liability company agreement to form Mid-America Carbonates, LLC (MAC). MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FASB Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net loss was $63,000 and $53,000 for the 2007 and 2006 Quarters, respectively, and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2007 Quarter Segment Adjusted EBITDA increased $5.2 million, or 7.9%, to $70.8 million from 2006 Quarter Segment Adjusted EBITDA of $65.6 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended September 30,
	2007	2006	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$51,826	$47,911	$3,915	8.2%
Central Appalachia	9,200	7,114	2,086	29.3%
Northern Appalachia	10,216	9,422	794	8.4%
Other and Corporate	(428)	1,189	(1,617)	(3)

Total Segment Adjusted EBITDA (1)	$70,814	$65,636	$5,178	7.9%

Tons sold
Illinois Basin	4,519	4,409	110	2.5%
Central Appalachia	851	793	58	7.3%
Northern Appalachia	860	943	(83)	(8.8)%
Other and Corporate	—	19	(19)	(3)

Total tons sold	6,230	6,164	66	1.1%

Coal sales
Illinois Basin	$154,060	$150,990	$3,070	2.0%
Central Appalachia	49,244	42,384	6,860	16.2%
Northern Appalachia	39,108	28,999	10,109	34.9%
Other and Corporate	—	6,429	(6,429)	(3)

Total coal sales	$242,412	$228,802	$13,610	5.9%

Other sales and operating revenues
Illinois Basin	$6,687	$3,193	$3,494	(3)
Central Appalachia	—	—	—	—
Northern Appalachia	1,121	513	608	(3)
Other and Corporate	1,067	1,141	(74)	(6.5)%

Total other sales and operating revenues	$8,875	$4,847	$4,028	83.1%

Segment Adjusted EBITDA Expense
Illinois Basin	$108,922	$106,272	$2,650	2.5%
Central Appalachia	40,044	35,268	4,776	13.5%
Northern Appalachia	30,012	20,090	9,922	49.4%
Other and Corporate	1,495	6,383	(4,888)	(76.6)%

Total Segment Adjusted EBITDA Expense (2)	$180,473	$168,013	$12,460	7.4%

(1)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.
(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Pass through transportation expenses and net gain from insurance settlement are excluded.
(3)	Percentage increase was greater than or equal to 100%.

Illinois Basin – Segment Adjusted EBITDA for the 2007 and 2006 Quarters, as defined in reference (1) to the table above, increased 8.2% or $3.9 million to $51.8 million in the 2007 Quarter, from $47.9 million in the 2006 Quarter. This increase is primarily the result of a 2.5% increase in tons sold and a $3.5 million increase in other sales and operating revenues in the 2007 Quarter as compared to the 2006 Quarter. Coal sales increased $3.1 million or 2.0% to $154.1 million in the 2007 Quarter, as compared to $151.0 million in the 2006 Quarter, as the result of an increase in tons sold of 110,000 tons, which was primarily driven by increased production at the Elk Creek mine, increased production due to improved mining and geologic conditions at the Pattiki mine, and partially offset by reduced production due to adverse geologic conditions at the Dotiki mine. Other sales and operating revenues increased $3.5 million, primarily due to higher rental and service fees associated with increased volumes at third-party coal synfuel facilities in the 2007 Quarter. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Quarter increased 2.5% to $108.9 million from $106.3 million in the 2006 Quarter. The increase in the 2007 Quarter Segment Adjusted EBITDA Expense compared to the 2006 Quarter reflects the impact of the cost increases described above under consolidated operating expenses, and costs associated with higher coal production volumes, partially offset by certain favorable operating tax adjustments and net gains of $2.8 million from the sale of surplus equipment.

Central Appalachia – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, increased $2.1 million to $9.2 million; compared to the 2006 Quarter Segment Adjusted EBITDA of $7.1 million. Coal sales increased $6.9 million, primarily reflecting an 8.4% increase in average coal sales price to $57.92 per ton in the 2007 Quarter, as compared to $53.42 per ton in the 2006 Quarter, and secondarily reflecting increased tons sold as a result of improved mining conditions at the MC Mining mine. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Quarter increased 13.5% to $40.0 million from $35.3 million in the 2006 Quarter. The average Segment Adjusted EBITDA Expense per ton sold during the 2007 Quarter was $47.10, an increase of $2.65 per ton, or 6.0%, as compared to $44.45 per ton in the 2006 Quarter. The increase in Segment Adjusted EBITDA Expense was primarily a result of higher operating expenses associated with compliance with the new mine safety standards, increased purchased coal volume, as well as other cost increases described above under consolidated operating expenses, partially offset by certain favorable operating tax adjustments.

Northern Appalachia – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, increased $0.8 million, or 8.4%, to $10.2 million as compared to the 2006 Quarter Segment Adjusted EBITDA of $9.4 million. The increase was primarily attributable to higher average coal sales prices in Northern Appalachia of $45.46 per ton during the 2007 Quarter as compared to $30.78 per ton during the 2006 Quarter, which are the result of new coal sales contracts reflecting the impact of the anticipated higher operating costs at the Mountain View mining operation. This increase in coal sales prices was offset by a higher Segment Adjusted EBITDA Expense per ton of $34.89 during the 2007 Quarter as compared to $21.32 per ton during the 2006 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (2) to the above table), as a result of the transition, completed during the 2006 fourth quarter, from the Mettiki D-Mine longwall operation in Maryland to the new Mountain View longwall operation in West Virginia. Higher Segment Adjusted EBITDA expense per ton in Northern Appalachia primarily reflects higher trucking costs, West Virginia severance taxes, the loss of certain Maryland state tax benefits and among other factors.

Other and Corporate – The decrease in Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, primarily reflects lower operating expenses for the 2007 Quarter attributable to lower brokerage coal purchases associated with the ICG agreement referred to above under consolidated operating expenses, partially offset by increased expenses associated with higher outside services revenue.

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Three Months Ended September 30,
	2007	2006
Segment Adjusted EBITDA	$70,814	$65,636

General and administrative	(7,716)	(7,859)
Depreciation, depletion and amortization	(21,804)	(17,276)
Interest expense, net	(2,759)	(2,167)
Income tax expense	(550)	(352)
Minority interest	63	53

Income before non-controlling interest	$38,048	$38,035

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

We reported income before non-controlling interest for the 2007 Period of $128.5 million, an increase of 2.1% over the 2006 Period. Increased results for the 2007 Period were primarily attributable to the ARLP Partnership’s final settlement with its insurance underwriters for claims relating to the MC Mining Mine Fire Incident (Please read “MC Mining Mine Fire” below), which resulted in a $12.3 million increase to income before non-controlling interest in the 2007 Period, higher coal sales volumes and higher average coal sales prices. The benefits were partially offset by increased compliance costs and reduced productivity associated with the implementation of recently enacted mine safety regulations and increased operating expenses associated with an additional 851,000 tons sold.

	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	18,687	17,836	N/A	N/A
Tons produced	18,278	18,164	N/A	N/A
Coal sales	$723,646	$652,527	$38.72	$36.58
Operating expenses and outside purchases	$539,424	$469,347	$28.87	$26.31

Coal sales. Coal sales increased 10.9% to $723.6 million for the 2007 Period from $652.5 million for the 2006 Period. The increase of $71.1 million reflects higher coal sales prices (contributing $40.0 million of the increase) and higher sales volumes (contributing $31.1 million of the increase). Tons sold increased 4.8% to 18.7 million tons for the 2007 Period from 17.8 million tons for the 2006 Period. Tons produced increased to 18.3 million tons for the 2007 Period from 18.2 million tons for the 2006 Period.

Operating expenses. Operating expenses increased 14.7% to $521.8 million for the 2007 Period from $455.1 million for the 2006 Period. The increase of $66.7 million resulted from an increase in operating expenses associated with an additional 824,000 produced tons sold, as well as the following specific factors:

•	Labor and benefit costs increased $23.2 million reflecting increased headcount, due to capacity expansion, pay rate increases, and increased workers compensation and health care costs;

•

Material and supplies and maintenance costs increased $16.8 million and $6.7 million, respectively, reflecting increased production and increased costs for certain products and services used in the mining process, as well as, higher costs associated with compliance with recently enacted mine safety regulations. In addition to the impact on materials and supplies and maintenance costs during the 2007 Period, recently enacted federal and state mine safety regulations have resulted in reduced productivity and increased mine administrative expenses;

•

Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $8.6 million and included the impact of West Virginia severance tax on coal sold from the Mountain View mine as compared to Maryland. The ARLP Partnership completed the transition of longwall operations to the Mountain View mine in West Virginia from the depleted Mettiki D-Mine in Maryland in the fourth quarter of 2006;

•

The 2006 Period operating expenses were reduced by $11.1 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with mine development. See Note 9. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q;

•

Reduced expenses of $4.8 million in the 2007 Period as compared to the 2006 Period were associated with the purchase and sale of more coal during the 2006 Period under a settlement agreement the ARLP Partnership entered into with ICG, LLC (ICG) in November 2005. Consistent with the guidance in the FASB’s EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki Coal’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG pursuant to that settlement agreement are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense. The ARLP Partnership has fully satisfied its coal sales agreement with ICG;

•

Reduced tax credit benefit of $5.7 million in the 2007 Period was due to reduced coal production in Maryland. (See comments above concerning production taxes and royalties and depletion of the Mettiki D-Mine in Maryland); and

•	The 2007 Period benefited from net gains of $3.6 million realized from sales of surplus equipment.

General and administrative. General and administrative expenses increased to $25.1 million for the 2007 Period from $22.4 million for the 2006 Period. The increase of $2.7 million was primarily attributable to increased headcount and related salary and benefit expenses.

Other sales and operating revenues. Other sales and operating revenues increased 31.8% to $28.6 million for the 2007 Period from $21.7 million for the 2006 Period. The increase of $6.9 million was primarily attributable to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities and revenue from outside services, partially offset by lower transloading revenues due to decreased volumes. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. Outside purchases increased to $17.6 million for the 2007 Period from $14.3 million in the 2006 Period. This increase of $3.3 million was primarily attributable to an increase in outside purchases in the ARLP Partnership’s Central Appalachia region to supply new market opportunities partially offset by lower outside purchases in Northern Appalachia region.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $63.0 million for the 2007 Period from $48.3 million for the 2006 Period. The increase of $14.7 million is primarily attributable to additional depreciation expense associated with an increase in capital expenditures, particularly at the ARLP Partnership’s Elk Creek, Mountain View and Van Lear mines, and other infrastructure investments in recent years that have increased its production capacity.

Interest expense. Interest expense decreased to $8.7 million for the 2007 Period from $9.5 million for the 2006 Period. The decrease of $0.8 million was principally attributable to reduced interest expense associated with the August 2007 scheduled principal payment of $18.0 million on the ARLP Partnership’s senior notes, partially offset by increased interest expense under the ARLP Partnership’s revolving credit facility.

Interest income. Interest income decreased to $1.4 million for the 2007 Period from $2.5 million for the 2006 Period. The decrease of $1.1 million resulted from decreased interest income earned on marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006.

Transportation revenues and expenses. Transportation revenues and expenses each decreased to $28.4 million for the 2007 Period from $30.0 million for the 2006 Period. The decrease of $1.6 million was primarily attributable to a lower average per ton transportation charge in the 2007 Period as compared to the 2006 Period, primarily driven by the location of the ARLP Partnership’s customers for which it arranged transportation. The decrease was partially offset by higher transported coal volumes in the 2007 Period. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, it does not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change, minority interest, and non-controlling interest. Income before income taxes, cumulative effect of accounting change, minority interest, and non-controlling interest increased to $130.1 million for the 2007 Period from $128.0 million for the 2006 Period. The increase of $2.1 million reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense decreased to $1.8 million in the 2007 Period compared to $2.2 million in the 2006 Period resulting from a state income tax on limited liability companies in Kentucky related to income from a limited liability company prior to the IPO.

Cumulative effect of accounting change. The cumulative effect of accounting change of $0.1 million was attributable to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006.

Minority interest. In March 2006, White County Coal and House entered into a Limited Liability Company Agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FIN No. 46R. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net loss was $230,000 and $96,000 for the 2007 and 2006 Periods, respectively, and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2007 Period Segment Adjusted EBITDA increased $19.9 million, or 9.7%, to $225.5 million from 2006 Period Segment Adjusted EBITDA of $205.5 million. Segment Adjusted EBITDA, tons sold, coal sales, operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Nine Months Ended September 30,
	2007	2006	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$154,694	$146,606	$8,088	5.5%
Central Appalachia	46,036	30,761	15,275	49.7%
Northern Appalachia	24,731	24,172	559	2.3%
Other and Corporate	32	4,010	(3,978)	(99.2)%

Total Segment Adjusted EBITDA (1)	$225,493	$205,549	$19,944	9.7%

Tons sold
Illinois Basin	13,550	12,642	908	7.2%
Central Appalachia	2,608	2,674	(66)	(2.5)%
Northern Appalachia	2,529	2,501	28	1.1%
Other and Corporate	—	19	(19)	(3)

Total tons sold	18,687	17,836	851	4.8%

Coal sales
Illinois Basin	$462,423	$425,743	$36,680	8.6%
Central Appalachia	144,633	136,951	7,682	5.6%
Northern Appalachia	109,506	75,576	33,930	44.9%
Other and Corporate	7,084	14,257	(7,173)	(50.3)%

Total coal sales	$723,646	$652,527	$71,119	10.9%

Other sales and operating revenues
Illinois Basin	$21,971	$16,579	$5,392	32.5%
Central Appalachia	72	238	(166)	(69.7)%
Northern Appalachia	3,195	1,565	1,630	(3)
Other and Corporate	3,353	3,309	44	1.3%

Total other sales and operating revenues	$28,591	$21,691	$6,900	31.8%

Segment Adjusted EBITDA Expense
Illinois Basin	$329,700	$295,716	$33,984	11.5%
Central Appalachia	110,161	106,427	3,734	3.5%
Northern Appalachia	87,969	52,969	35,000	66.1%
Other and Corporate	10,405	13,557	(3,152)	(23.2)%

Total Segment Adjusted EBITDA Expense (2)	$538,235	$468,669	$69,566	14.8%

(1)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below.
(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases, and other income. Pass through transportation expenses and net gain from insurance settlement are excluded.
(3)	Percentage increase was greater than or equal to 100%.

Illinois Basin – Segment Adjusted EBITDA for the 2007 Period, as defined in reference (1) to the table above, increased 5.5% to $154.7 million from the 2006 Period Segment Adjusted EBITDA of $146.6 million. The increase of $8.1 million was primarily attributable to increased production capacity at the Elk Creek mine and an increase of $5.4 million in other sales and operating revenues, as compared to the 2006 Period. Coal sales increased by $36.7 million, or 8.6%, to $462.4 million during the 2007 Period as compared to $425.7 million in the 2006 Period. Increased coal sales in the 2007 Period reflect a higher average coal sales price per ton which increased $0.45 to $34.13 per ton (contributing $6.1 million of the increase in coal sales) and increased tons sold of 908,000 tons (contributing $30.6 million of the increase in coal sales). Other sales and operating revenues increased $5.4 million, primarily due to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities in the 2007 Period. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities. Total Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Period increased 11.5% to $329.7 million from $295.7 million in the 2006 Period. On a per ton sold basis, the 2007 Period Segment Adjusted EBITDA Expense rose to $24.33 per ton, an increase of 4.0% over the 2006 Period Segment Adjusted EBITDA Expense per ton of $23.39. In addition to the increased tons sold, the increase in the 2007 Period Segment Adjusted EBITDA Expense compared to the 2006 Period primarily reflects the impact of cost increases described above under consolidated operating expenses. Further, the Illinois Basin costs have been negatively impacted during the 2007 Period by decreased saleable yield from raw coal production as a result of adverse geologic conditions encountered at Gibson County Coal, LLC (Gibson County Coal).

Central Appalachia – Segment Adjusted EBITDA for the 2007 Period, as defined in reference (1) to the table above, increased $15.2 million, or 49.7%, to $46.0 million as compared to the 2006 Period Segment Adjusted EBITDA of $30.8 million. This increase was primarily the result of the final settlement of the MC Mining Fire Incident, which resulted in a net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million. Please read “MC Mining Mine Fire” below. Coal sales for the 2007 and 2006 Periods totaling $144.6 million and $137.0 million, respectively, were favorably impacted by a higher average coal sales price per ton of $55.46 in the 2007 Period, an increase of $4.25 per ton or 8.3% over the 2006 Period average coal sales price per ton of $51.21 (resulting in $11.1 million increase in coal sales), partially offset by a decrease of 66,000 tons sold, or 2.5% (resulting in $3.4 million decrease in coal sales). Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Period increased 3.5% to $110.2 million from $106.4 million in the 2006 Period. The average Segment Adjusted EBITDA Expense per ton during the 2007 Quarter was $42.24, an increase of $2.44 per ton, or 6.1% over the 2006 Period Segment Adjusted EBITDA Expense per ton of $39.80. The increase in Segment Adjusted EBITDA Expense per ton was primarily a result of higher operating expenses associated with the new mine safety standards and increased purchased coal volume, among other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA for the 2007 and 2006 Periods, as defined in reference (1) to the table above, were comparable at $24.7 million and $24.2 million, respectively. The net increase in Segment Adjusted EBITDA of $0.5 million reflects both an increase in the average sales price of $13.08 per ton to $43.30 per ton due to new coal sales contracts as well as increased other sales and operating revenues of $1.6 million, partially offset by an increase in Segment Adjusted EBITDA

Expense, as defined in reference (2) to the above table, of $13.60 per ton to $34.78 per ton during the 2007 Period as compared to $21.18 per ton during the 2006 Period. These variances reflect the impact of the higher operating costs from the transition of the Mettiki D-Mine longwall operation in Maryland to the new Mountain View longwall operation in West Virginia, as well as, higher contract sales prices. Other impacts on EBITDA for the 2007 Period as compared to the 2006 Period include the cost increases described above under consolidated operating expenses and a 1.1% increase in tons sold.

Other and Corporate – The decrease in Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, primarily reflects lower operating expenses for the 2007 Period attributable to lower brokerage coal purchases, associated with the ICG agreement referred to above under consolidated operating expenses, partially offset by increased expenses associated with higher outside services revenue.

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Nine Months Ended September 30,
	2007	2006
Segment Adjusted EBITDA	$225,493	$205,549

General and administrative	(25,063)	(22,350)
Depreciation, depletion and amortization	(63,022)	(48,291)
Interest expense, net	(7,307)	(6,943)
Income taxes	(1,794)	(2,228)
Minority interest	230	96
Cumulative effect of accounting change	—	112

Income before non-controlling interest	$128,537	$125,945

MC Mining Mine Fire

On June 18, 2007, the ARLP Partnership agreed to a full and final resolution of its insurance claim relating to a mine fire that occurred on or about December 25, 2004 at its MC Mining’s Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims the ARLP Partnership incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds to the ARLP Partnership. In 2006 and 2005 the ARLP Partnership received partial advance payments on the claim totaling $16.2 million, part of which it recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities in our consolidated financial statements pending final claim resolution. In June 2007, as a result of this final resolution, the ARLP Partnership received additional cash payments of $7.2 million and recognized a net gain from insurance settlement of approximately $11.5 million, as well as a reduction in operating expenses of approximately $0.8 million.

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

Cash Flows

Cash provided by operating activities was $209.4 million for the 2007 Period compared to $183.2 million for the 2006 Period. The increase in cash provided by operating activities was primarily attributable to increased workers’ compensation liabilities, comparatively less of an increase in coal inventory and increased revenues partially offset by higher total operating expenses (excluding depreciation, depletion and amortization) associated with 851,000 additional tons sold, increased compliance cost, reduced production in response to an over supplied market in the 2007 Period and lost production associated with compliance with recently enacted federal and state mine safety regulations.

Net cash used in investing activities was $154.9 million for the 2007 Period compared to $95.7 million for the 2006 Period. The increased use of cash in the 2007 Period was primarily attributable to the ARLP Partnership’s acquisition of the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. (the Providence Reserve Acquisition). See Note 3. Acquisitions to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q. Additionally, there was a net decrease in proceeds from marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006 and timing differences in accounts payable and accrued liabilities related to capital expenditures and advances made on the Gibson County Coal rail project described under “Other” below, partially offset by a decrease in capital expenditures. The decrease in capital expenditures in the 2007 Period (excluding the Providence Reserve Acquisition) was primarily attributable to the completion of the Elk Creek and Mountain View mines during 2006. The 2007 Quarter also benefited from increased proceeds from the sale of surplus plant, property and equipment.

Including initial development capital for the River View mine, the ARLP Partnership is currently estimating total capital expenditures in 2007 to range from approximately $170.0 million to $180.0 million. The ARLP Partnership will continue to have significant future capital requirements over the long-term including remaining mine development at River View and future mine development capital for the previously announced Tunnel Ridge, LLC, Gibson South and Penn Ridge Coal, LLC properties. Future capital commitments for these mine developments are, however, dependent upon securing the required permits and coal sales agreements necessary to obtain final approval from the board of directors of MGP (MGP Board of Directors). The ARLP Partnership currently funds its capital expenditures with cash from operations and/or borrowings under its revolving credit facility, however, future capital commitments may require the ARLP Partnership to incur additional debt or seek additional equity capital. The availability of additional debt or equity capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows, and sources of financing that the ARLP Partnership expects will be available to it, the ARLP Partnership does not anticipate that it will experience significant liquidity constraints in the foreseeable future.

Net cash used in financing activities was $72.1 million for the 2007 Period compared to $82.5 million for the 2006 Period. The reduced use of cash primarily was attributable to net borrowings under the ARLP Partnership’s revolving credit facility of $27.0 million in the 2007 Period used to partially finance the Providence Reserve Acquisition partially offset by an increase in distributions paid to partners in the 2007 Period.

Capital Expenditures

Capital expenditures decreased to $95.0 million in the 2007 Period from $142.0 million in the 2006 Period. See discussion of “Cash Flows” above concerning the decrease in capital expenditures.

Debt Obligations

AHGP Partnership

At the closing of the AHGP IPO, we entered into a $5.0 million revolving credit facility (AHGP Credit Facility) with C-Holdings, LLC (C-Holdings), which owns 100% of the members’ interest of AGP and is controlled by Joseph W. Craft, III. The AHGP Credit Facility is available to us for our general partnership purposes. At September 30, 2007, we had no borrowings outstanding under the AHGP Credit Facility.

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

ARLP Partnership

The Intermediate Partnership has $126.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in seven remaining equal annual installments of $18.0 million with interest payable semi-annually (ARLP Senior Notes). On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (ARLP Credit Facility), which expires in 2012. The ARLP Credit Facility amended the previous $100.0 million credit facility that would have expired in 2011. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of our Intermediate Partnership, as computed from time to time. As of September 30, 2007, the applicable margin for borrowings under the ARLP Credit Facility was 0.75% over LIBOR and the interest rate on the ARLP Credit Facility was 5.13%. Letters of credit can be issued under the ARLP Credit Facility not to exceed $100.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At September 30, 2007, we had $27.0 million of borrowings and $24.7 million of letters of credit outstanding under the ARLP Credit Facility. The deferred cost associated with the amended $100.0 million credit facility accounted for as prescribed by EITF No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, which states that if the borrowing capacity of a new arrangement is greater than or equal to the borrowing capacity of an old arrangement, the unamortized deferred costs associated with the old arrangement should be associated with the new arrangement and amortized over the life of the new arrangement.

The ARLP Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The ARLP Senior Notes and ARLP Credit Facility contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal relative to its annual production. In addition, the ARLP Senior Notes and the ARLP Credit Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of both the ARLP Credit Facility and ARLP Senior Notes at September 30, 2007.

The ARLP Partnership maintains specific agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain ARLP obligations for asset retirement obligations and its obligations for workers’ compensation benefits. At September 30, 2007, the ARLP Partnership had $30.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

On March 19, 2007, MAC entered into a secured line of credit (LOC) which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (Revolver) with ARLP. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. Due to the consolidation of MAC in accordance with FIN 46R, the intercompany transactions associated with the Revolver are eliminated.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, mineral and equipment leases with SGP and its affiliates and guarantees from the SGP for certain letters of credit. Administrative services provides to us by the ARLP Partnership have been eliminated in our condensed consolidated financial statements.

Please read our Annual Report on Form 10-K for the year ended December 31, 2006, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning the related-party transactions described above.

On May 2, 2007, SGP Land, LLC (SGP Land), a subsidiary of SGP, entered into a time sharing agreement with Alliance Coal, ARLP’s operating subsidiary, concerning two airplanes owned and operated by SGP Land. In accordance with the provisions of the time sharing agreement, the ARLP Partnership will reimburse SGP Land for certain expenses associated with its use of the airplanes.

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

Other

Gibson Rail Advances

In 2007, Gibson County Coal, one of the ARLP Partnership’s subsidiaries, entered into contracts with CSX Transportation, Inc. (CSXT) and Norfolk Southern Railway Company (NS), pursuant to which Gibson County Coal is constructing a rail loop and the railroads are constructing connections and siding facilities in order to provide Gibson County Coal access to CSXT and NS railways. Although these connections and siding facilities will be assets of the respective rail company, Gibson County Coal will advance up to approximately $8.0 million on a combined basis to CSXT and NS during 2007 toward the cost of construction of their infrastructure. These advances will be repaid to Gibson County Coal by rebates from CSXT and NS as coal is shipped on their respective railways. In addition, Gibson County Coal will also qualify for additional rebates from both CSXT and NS. The additional rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement. As of September 30, 2007, Gibson County Coal had advanced $5.9 million in aggregate to CSXT and NS, which is recorded in other receivables and other long-term assets in our condensed consolidated balance sheet.

Insurance

During September 2007, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2007. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, the ARLP Partnership has elected to retain a participating interest along with its insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program representing 35% of the primary $30.0 million layer and 2.5% of the second layer of $20.0 million in excess of the $30.0 million primary layer. The ARLP Partnership does not participate in the third layer of $25.0 million in excess of $50.0 million.

The 14.7% participation rate for this year’s renewal is consistent with the ARLP Partnership’s prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of the ARLP Partnership’s participation, it would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which as a result of its level of participation in the commercial property program, could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

MINER Act

The Mine Improvement and New Emergency Response Act of 2006 (MINER Act) requires mine-specific emergency response plans, enhanced communication and tracking systems, and more available mine rescue teams, as well as significantly higher penalty assessments by the Mine Safety and Health Administration (MSHA) for noncompliance by mine operators. Coal producing states, including West Virginia, Illinois and Kentucky, passed similar legislation in 2006. In December 2006, MSHA implemented several aspects of the MINER Act through promulgation of its final rule on Emergency Mine Evacuation, which includes requirements for increased availability and storage of self-contained self-rescue (SCSR) devices; improved emergency evacuation drills and SCSR training and the installation and maintenance of lifelines in underground coal mines. In April 2007, MSHA implemented new methods of calculation of penalty assessments, as required by the MINER Act, and in May 2007, MSHA adopted an Emergency Temporary Standard regulating construction and maintenance of mine seals. While the ultimate impact of these actions and the full cost of compliance remains unknown, during the 2007 Period the ARLP Partnership experienced reduced productivity and lost production and incurred increased capital expenditures and operating costs responding to these new laws and regulations, and continuing implementation of the MINER Act could result in further reductions in productivity and increased costs. In addition, future mine safety legislation also could impact the ARLP Partnership’s productivity and costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The ARLP Partnership has long-term coal supply agreements. Virtually all of the long-term coal supply agreements contain price adjustment provisions, which permit an increase or decrease periodically in the contract price principally to reflect changes in specified price indices or items such as taxes, royalties or actual production costs.

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

As of September 30, 2007, the estimated fair value of the ARLP Senior Notes was approximately $137.1 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2007. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the U.S. Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of September 30, 2007. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officers. Based on this evaluation, our Chief Executive and Chief Financial Officers believe the design and operation of these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended September 30, 2007, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and the ARLP Partnership’s ability to respond to the competition;

•	fluctuation in coal prices, which could adversely affect the ARLP Partnership’s operating results and cash flows;

•	risks associated with the expansion of the ARLP Partnership’s operations and properties;

•	deregulation of the electric utility industry or the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	customer bankruptcies or cancellations or breaches of existing contracts;

•	customer delays or defaults in making payments;

•	fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations and other factors;

•	the ARLP Partnership’s productivity levels and margins that the ARLP Partnership earns on its coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine asset retirement obligations and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining the ARLP Partnership’s surety bonds for mine asset retirement obligations as well as workers’ compensation and black lung benefits;

•	coal market’s share of electricity generation;

•	prices of fuel that compete with or impact coal usage, such as oil or natural gas;

•	legislation, regulatory action and court decisions;

•	the impact from provisions of The Energy Policy Act of 2005;

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

The information in Note 2. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2006.

On April 24, 2006, the ARLP Partnership was served with a complaint from Mr. Ned Comer, et al., who we refer to as the plaintiffs, alleging that approximately 40 oil and coal companies, including us, which we refer to as the defendants, are liable to the plaintiffs for tortiously causing damage to plaintiffs’ property in Mississippi. The complaint was filed in the United States District Court, Southern District of Mississippi, Southern Division. The plaintiffs allege that the defendants’ greenhouse gas emissions caused global warming and resulted in the increase in the destructive capacity of Hurricane Katrina. On August 30, 2007, the court dismissed the plaintiffs’ complaint. On September 17, 2007 plaintiffs filed a notice of appeal of that dismissal to the United States Court of Appeals for the Fifth Circuit. The ARLP Partnership believes this complaint is without merit and the ARLP Partnership does not believe that an adverse decision in this litigation matter, if any, will have a material adverse effect on the ARLP Partnership’s business, financial position or results of operations.

On June 15, 2006, Mettiki Coal, LLC (Mettiki (MD)) was issued a Notice of Violation by the Maryland Department of the Environment (MDE) for alleged exceedances of permitted sulfur dioxide emissions. These alleged exceedances occurred between May 23, 2006 and June 12, 2006, at the Mettiki (MD) Thermal Coal Dryer associated with the longwall mining operation, located in Garrett County, Maryland. This self-reported violation was promptly corrected and Mettiki (MD) demonstrated to the satisfaction of MDE that it is in compliance with MDE regulations. On July 18, 2007 a consent decree was filed by the MDE which required Mettiki (MD) to pay a penalty assessment of $150,000. The assessment has been paid.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and JPMorgan Chase Bank, N.A. as Paying Agent and Citicorp USA, Inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed with the Commission on September 27, 2007, File No. 000-51952)

31.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 9, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 9, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 9, 2007.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
Our general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer