Form 10-K
period 2007-12-31
Alliance Holdings GP, L.P.
filed 2008-03-07
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________TO_____________

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

Securities registered pursuant to Section 12(b) of the Act: Common Units representing limited partner interests

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers, all current and former employees who comprise a group under Rule 13d-5(b) of the Securities Exchange Act of 1934 and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $365,822,400 as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on the NASDAQ Stock Market, LLC on such date.

As of March 3, 2008, 59,863,000 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and the ARLP Partnership’s ability to respond to the competition;

•	fluctuation in coal prices, which could adversely affect the ARLP Partnership’s operating results and cash flows;

•	risks associated with the expansion of the ARLP Partnership’s operations and properties;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	customer bankruptcies and/or cancellations or breaches to existing contracts;

•	customer delays or defaults in making payments;

•	fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations and other factors;

•	the ARLP Partnership’s productivity levels and margins that the ARLP Partnership earns on its coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining the ARLP Partnership’s surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	coal market’s share of electricity generation;

•	prices of fuel that compete with or impact coal usage, such as oil or natural gas;

•	legislation, regulatory and court decisions and interpretations thereof, including but not limited to issues related to climate change;

•	the impact from provisions of The Energy Policy Act of 2005;

•

the impact from provisions of or changes in enforcement activities associated with the Mine Improvement and New Emergency Response Act of 2006 as well as subsequent federal or state legislation or regulations;

•	replacement of coal reserves;

•	a loss or reduction of direct or indirect benefits from certain state and federal tax credits;

•

difficulty obtaining commercial property insurance, and risks associated with the ARLP Partnership’s participation (excluding any applicable deductible) in the ARLP Partnership’s commercial insurance property program; and

•	other factors, including those discussed in Item 1A. “Risk Factors” and Item 3. “Legal Proceedings.”

If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in “Risk Factors” below. The risk

ii

factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

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

General

We are a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP”. We own directly and indirectly 100% of the members’ interest in MGP, the managing general partner of ARLP. We completed our initial public offering (“IPO”) in May 2006.

Currently, our only cash-generating assets are our ownership interests in ARLP, which consist of the following:

•	a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP;

•	the incentive distribution rights in ARLP;

•	15,544,169 common units of ARLP, representing approximately 42.5% of the common units of ARLP as of December 31, 2007; and

•	a 0.001% managing interest in Alliance Coal, which we hold through our 100% ownership interest in MGP.

We are owned 100% by our limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP and a Director and President and Chief Executive Officer of MGP.

The following diagram depicts our organization and ownership as of December 31, 2007:

Alliance Resource GP, LLC
(ARLP's Special General Partner or "SGP")
20,641,168 AHGP Units (2)
Management Group
27,170,852 AHGP Units (1) (2)
Alliance GP, LLC
(AHGP's General Partner or "AGP")
34.48% Limited Partner Interest
45.39% Limited Partner Interest
Non-Economic Interest
Alliance Holdings GP, L.P.
(NASDAQ: AHGP)
(59,863,000 Common Units)
15,544,169 ARLP units
Public Unitholders
12,050,980 AHGP Units
20.13% Limited Partner Interest
100% Interest
ARM GP Holdings, Inc.
99.999% Interest
0.001% Interest
Alliance Resource Management GP, LLC
(ARLP's Managing General Partner or "MGP")
ARLP Incentive Distribution Rights
Public Unitholders
21,006,490 ARLP Units
56.9% Limited Partner Interest
42.1% Limited Partner Interest
0.01% General Partner Interest
Alliance Resource Partners, L.P.
(NASDAQ: ARLP)
36,550,659 Common Units
0.99% General Partner Interest
98.9899% Limited Partnership Interest
0.01% General Partner Interest
1.0001% General Partner Interest
Alliance Resource Operating Partners, L.P.
(the Intermediate Partnership)
Alliance Resource Properties, LLC
(Land holding company)
100% Interest
99.999% Non-managing Interest
Alliance Coal, LLC
(the Holding Company for Operations)
(formerly MAPCO Coal Inc.)
0.001% Managing Interest

(1)	The Management Group are current and former members of our management, who are the former indirect owners of MGP, and their affiliates.

(2)	The units held by SGP and most of the units held by the Management Group are subject to a transfer restriction agreement that, subject to a number of exceptions (including certain transfers by Joseph W. Craft III in which the other parties to the agreement are entitled or required to participate), prohibits the transfer of such units unless approved by a majority of the disinterested members of the board of directors of AGP pursuant to certain procedures set forth in the agreement.

Our primary business objective is to increase our cash distributions to our unitholders by actively assisting ARLP in executing its business strategy. ARLP’s business strategy is to create sustainable, capital-efficient growth in distributable cash flow to maximize its distribution to its unitholders.

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become what it believes to be the fourth largest coal producer in the eastern United States. At December 31, 2007, the ARLP Partnership had approximately 712.8 million tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. In 2007, the ARLP Partnership produced 24.3 million tons of coal and sold 24.7 million tons of coal of which 25.9% was low-sulfur coal, 13.2% was medium-sulfur coal and 60.9% was high-sulfur coal. In 2007, approximately 93.4% of the ARLP Partnership’s medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as “scrubbers,” to remove sulfur dioxide. The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

At December 31, 2007, the ARLP Partnership operated eight coal mining complexes in Illinois, Indiana, Kentucky, Maryland, and West Virginia. Three of the ARLP Partnership’s mining complexes supplied coal feedstock and provided services to third-party coal synfuel facilities located at or near these complexes. The synfuel facilities ceased operations in December 2007 as the federal non-conventional source fuel tax credit expired. The ARLP Partnership also operated a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. The ARLP Partnership’s mining activities are conducted in three geographic regions commonly referred to in the coal industry as the Illinois Basin, Central Appalachian and Northern Appalachian regions. The ARLP Partnership has grown historically, and expects to grow in the future, through expansion of its operations by adding and developing mines and coal reserves in these regions.

Our internet address is www.ahgp.com, and we make available on our internet website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and Forms 3, 4 and 5 for our Section 16 filers (and amendments and exhibits, such as press releases, to such filings) as soon as reasonably practicable after we electronically file with or furnish such material to the U.S. Securities and Exchange Commission (“SEC”). Our “Code of Ethics” for the chief executive officer and senior financial officers of our general partner is also posted on our website. Information on our website, or any other website, is not incorporated by reference into this report and does not constitute a part of this report.

Developing Mine Safety Laws and Regulations

In 2006, the U.S. Congress, as well as several state legislatures (including those in West Virginia, Illinois, and Kentucky), passed new legislation addressing mine safety practices and imposing stringent new mine safety and accident reporting requirements and increasing civil and criminal penalties for violations of mine-safety laws. In addition, the Mine Safety and Health Administration (“MSHA”), which monitors compliance with federal laws, published a final rule addressing mine safety equipment, training, and emergency reporting requirements and established stringent “Emergency Temporary Standards” for sealing off abandoned areas of underground coal mines. Pending federal legislation, if enacted, would impose additional safety and health requirements on coal mining. Although the ARLP Partnership is unable to quantify the full impact, it has experienced, and anticipates it will continue to experience, higher operating expenses and increased capital expenditures as a result of these new laws and regulations. Please read “— Regulation and Laws - Mine Health and Safety Laws.”

Mining Operations

The ARLP Partnership produces a diverse range of steam coals with varying sulfur and heat contents, which enables it to satisfy the broad range of specifications required by its customers. The following chart summarizes the ARLP Partnership’s coal production by region for the last five years.

	Year Ended December 31,
Regions and Complexes	2007	2006	2005	2004	2003
	(tons in millions)
Illinois Basin:
Dotiki, Warrior, Pattiki, Hopkins and Gibson complexes	17.9	16.9	15.7	13.6	12.3
Central Appalachian:
Pontiki and MC Mining complexes	3.2	3.5	3.3	3.6	3.6
Northern Appalachian:
Mettiki complex	3.2	3.3	3.3	3.2	3.3

Total	24.3	23.7	22.3	20.4	19.2

The following map shows the location of each of the mining complexes of the ARLP Partnership:

Alliance Resource Partners, L.P.

Coal Mining Complexes

PENNSYLVANIA
INDIANA
ILLINOIS
OHIO
MARYLAND
WEST VIRGINIA
KENTUCKY
VIRGINIA

1. PATTIKI COMPLEX
Pattiki Mine
Mining Type: Underground
Mining Access: Shaft
Mining Method: Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad & Barge

2. RIVER VIEW COMPLEX
(Under Construction)
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: High Sulfur
Transportation: Barge

3. DOTIKI COMPLEX
Dotiki Mine
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad, Truck, & Barge

4. WARRIOR COMPLEX
Warrior Mine
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad, Truck, & Barge

5. HOPKINS COMPLEX
Elk Creek Mine
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad, Truck, & Barge

6. MOUNT VERNON
TRANSFER TERMINAL
Rail to Ohio River Barge Transloading Facility

7. GIBSON COMPLEX
Gibson North Mine
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: Low Sulfur
Transportation: Railroad, Truck, & Barge

7a. Gibson South Mine
(Permitting in process)
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: Medium Sulfur
Transportation: Railroad, Truck, & Barge

8. PONTIKI COMPLEX
Excel No. 2 and Van Lear Mines
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: Low Sulfur
Transportation: Railroad, Truck & Barge

9. MC MINING COMPLEX
Excel No. 3 Mine
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: Low Sulfur
Transportation: Railroad, Truck, & Barge

10. TUNNEL RIDGE COMPLEX
(Permitting in process)
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Longwall & Continuous Miner
Coal Type: High Sulfur
Transportation: Barge

11. PENN RIDGE COMPLEX
(Permitting application in process)
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Longwall & Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad & Barge

12. METTIKI COMPLEX
Mountain View Mine
Mining Type: Underground
Mining Access: Slope
Mining Method: Longwall & Continuous Miner
Coal Type: Medium Sulfur
Transportation: Railroad & Truck

CURRENT OPERATIONS
CURRENT DEVELOPMENT PROJECTS
TRANSFER TERMINAL

Illinois Basin Operations

The ARLP Partnership’s Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. The ARLP Partnership has approximately 1,690 employees in the Illinois Basin and currently operates five mining complexes. Additionally, the ARLP Partnership hosted a coal synfuel facility at two of its mining complexes through December 2007.

Dotiki Complex. The ARLP Partnership’s subsidiary, Webster County Coal, LLC (“Webster County Coal”), operates Dotiki, which is an underground mining complex located near the city of Providence in Webster County, Kentucky. The complex was opened in 1966, and the ARLP Partnership purchased the mine in 1971. The Dotiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Dotiki’s preparation plant has a throughput capacity of 1,300 tons of raw coal an hour.

Coal from the Dotiki complex is shipped via the CSX Transportation, Inc. (“CSX”) and Paducah & Louisville Railway, Inc. (“PAL”) railroads and by truck on U.S. and state highways. The primary customers for coal produced at Dotiki are Seminole Electric Cooperative, Inc. (“Seminole”) and Tennessee Valley Authority (“TVA”), both of which purchase the ARLP Partnership’s coal pursuant to long-term contracts for use in their scrubbed generating units.

Warrior Complex. The ARLP Partnership’s subsidiary, Warrior Coal, LLC (“Warrior”), operates the Cardinal mine, an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky. The Warrior complex was opened in 1985 and acquired by the ARLP Partnership in February 2003. Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Warrior’s preparation plant has a throughput capacity of 600 tons of raw coal an hour. Warrior’s production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways. Additionally, Warrior purchased supplemental production from a third-party supplier during the first half of 2007.

In 2007, Warrior sold most of its production to Synfuel Solutions Operating, LLC (“SSO”) for feedstock in the production of coal synfuel. SSO’s coal synfuel production facility was moved from the ARLP Partnership’s mining complex operated by its subsidiary, Hopkins County Coal, LLC (“Hopkins County Coal”), to its Warrior complex in April 2003. The ARLP Partnership had long-term agreements with SSO to host and operate its coal synfuel facility, supply the facility with coal feedstock, assist SSO with the marketing of coal synfuel and provide other services, which provided the ARLP Partnership with coal sales, rental and service fees from SSO. Certain of these services were performed by Alliance Service, Inc. (“Alliance Service”), a wholly-owned subsidiary of Alliance Coal. Alliance Service is subject to federal and state income taxes.

On December 31, 2007, the federal non-conventional source fuel tax credit expired. As a result, and under their terms, these long-term agreements with SSO expired on December 31, 2007. For 2007, the incremental net income benefit to the ARLP Partnership from the combination of the various coal synfuel-related agreements associated with the facility located at Warrior was approximately $22.4 million, assuming that coal pricing would not have increased without the availability of synfuel.

SSO shipped coal synfuel to electric utilities that have been purchasers of the ARLP Partnership’s coal. The ARLP Partnership maintained “back-up” coal supply agreements directly with these long-term customers for its coal, which automatically provided for the sale of its coal to them in the event they did not purchase coal synfuel from SSO. In 2008, the ARLP Partnership’s primary customer for coal produced at Warrior will be Louisville Gas and Electric Company, pursuant to a long-term coal supply agreement that was one of these “back-up” agreements. As such, while the ARLP Partnership will be able to sell the production that would have been sold to SSO to its “back-up” purchasers, it may not be able to recover the $22.4 million in incremental net income benefit of the synfuel related operations.

Pattiki Complex. The ARLP Partnership’s subsidiary, White County Coal, LLC (“White County Coal”), operates Pattiki, an underground mining complex located near the city of Carmi in White County, Illinois. The ARLP Partnership began construction of the complex in 1980 and has operated it since its inception. The Pattiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour.

Coal from the Pattiki complex is shipped via the Evansville Western Railway, Inc. (“EVW”) railroad. Two of the ARLP Partnership’s primary customers for coal produced at Pattiki are Northern Indiana Public Service Company and Seminole for use in their scrubbed generating units. Pattiki production is also shipped via rail to the ARLP Partnership’s Mt. Vernon transloading facility for sale to utilities capable of receiving barge deliveries. In 2008, Pattiki also expects to ship a significant portion of its production to Corn Products International, Inc., Tampa Electric Company, and Vectren Corporation.

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

The Elk Creek mine, an underground mining complex using continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal, emerged from development in the second quarter of 2006 with production from the operation of three mining units. In November 2007, Elk Creek added a fourth production unit and is adding a fifth unit which is scheduled to be operational in the second quarter of 2008.

The ARLP Partnership is utilizing both existing and newly constructed coal handling and other surface facilities at Hopkins County Coal to process and ship coal produced from the Elk Creek mine. In conjunction with the development of the Elk Creek mine, Hopkins County Coal constructed a new preparation plant with a throughput capacity of 1,200 tons of raw coal an hour. Hopkins County Coal’s Elk Creek production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways. Elk Creek has historically sold its production to a diverse group of customers and in 2008 expects TVA to be a primary customer.

Gibson Complex. The ARLP Partnership’s subsidiary, Gibson County Coal, LLC (“Gibson County Coal”), operates the Gibson mine, an underground mining complex located near the city of Princeton in Gibson County, Indiana. The mine began production in November 2000 and utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has a throughput capacity of 700 tons of raw coal an hour. The ARLP Partnership refers to the reserves mined at this location as the “Gibson North” reserves. The ARLP Partnership also controls undeveloped reserves in Gibson County that are not contiguous to the reserves currently being mined, which we refer to as the “Gibson South” reserves.

Production from Gibson is a low-sulfur coal that historically has been primarily shipped via truck approximately 10 miles on U.S. and state highways to Gibson’s principal customer, PSI Energy Inc. (d/b/a Duke Energy Indiana, Inc.), a subsidiary of Cinergy Corporation (d/b/a Duke Energy Corporation) (“PSI”). Gibson’s production is also trucked or railed to the ARLP Partnership’s Mt. Vernon transloading facility for sale to utilities capable of receiving barge deliveries. In 2007, the ARLP Partnership completed construction of a new rail loop at Gibson, providing access to both the CSX and Norfolk Southern Railway Company (“NS”) railroads and expanding the market for coal produced at Gibson.

In January 2005, Gibson County Coal entered into long-term agreements with PC Indiana Synthetic Fuel #2, L.L.C. (“PCIN”) to host its coal synfuel facility, supply the facility with coal feedstock, assist PCIN with the marketing of coal synfuel and provide other services. The synfuel facility commenced operations at Gibson in May 2005. A significant portion of Gibson’s production was sold to PCIN, providing the ARLP Partnership with coal sales, rental and service fees from PCIN based on the synfuel facility throughput tonnages. PCIN shipped coal synfuel to various customers that have been purchasers of the ARLP Partnership’s coal and with which the ARLP Partnership maintained “back-up” coal supply agreements, which automatically provided for the sale of its coal to them in the event they did not purchase coal synfuel from PCIN. In 2008, the ARLP Partnership’s primary customer for coal produced at Gibson will be PSI, pursuant to a long-term coal supply agreement that was one of these “back-up” agreements. On December 31, 2007, the federal non-conventional source fuel tax credit expired. As a result, and under their terms, the PCIN agreements expired on December 31, 2007. For 2007, the incremental net income benefit to the ARLP Partnership from the combination of the various coal synfuel related agreements associated with the facility located at Gibson was approximately $4.3 million, assuming that coal pricing would not have increased without the availability of synfuel. As such, while the ARLP Partnership will be able to sell the production that would have been sold to PCIN to PSI and other “back-up” purchasers, it may not be able to recover the incremental net income benefit of the synfuel related operations.

The ARLP Partnership has partially completed the permitting process for the Gibson South reserves and continues to actively evaluate its development. Capital expenditures required to develop the Gibson South reserves are estimated to be in the range of approximately $100 million to $110 million, excluding capitalized interest and capitalized mine development costs associated with net cost related to incidental production. For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.” Assuming sufficient sales commitments are obtained and the permitting process continues as anticipated, initial production could commence in 2010 to 2012. For more information on the permitting process, and matters that could hinder or delay the process, please read “Regulation and Laws – Mining Permits and Approvals.” When the Gibson South mine reaches full production capacity, the ARLP Partnership expects annual production of approximately 2.7 million to 3.1 million tons. Definitive development commitment for Gibson South is dependent upon final approval by the board of directors of MGP (“MGP Board of Directors”).

River View. In April 2006, the ARLP Partnership acquired 100% of the membership interest in River View Coal, LLC (“River View”) from Alliance Resource Holdings, Inc. (“ARH”). River View currently controls, through coal leases or direct ownership, approximately 117.1 million tons of proven and probable high-sulfur coal in the Kentucky No. 7, No. 9 and No. 11 coal seams underlying properties located primarily in Union County, Kentucky, as well as certain surface properties, facilities and permits. River View is in the process of updating its existing permits and evaluating the timing and manner of future development of the reserve. The ARLP Partnership expects to develop River View as an underground mining complex using continuous mining units employing room-and-pillar mining techniques, with production from the operation of four mining units and capacity to expand to up to eight mining units. In July 2007, the ARLP Partnership began construction of the slope and shaft at River View. However, definitive development commitment for River View is dependent upon final approval by the MGP Board of Directors. Capital expenditures required to develop the River View reserves are estimated to be in the range of approximately $130 million to $160 million, excluding capitalized interest and capitalized mine development costs associated with net cost related to incidental production. For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies”. Assuming sufficient sales commitments are obtained and the permitting process continues as anticipated, initial production could commence in 2009 or 2010. For more information on the permitting process, and matters that could hinder or delay the process, please read “Regulation and Laws – Mining Permits and Approvals.” When the River View mine reaches its production capacity with four mining units, the ARLP Partnership expects annual production of approximately 3.1 million tons, with the ability to expand annual production to 6.4 million tons with additional mining units.

Central Appalachian Operations

The ARLP Partnership’s Central Appalachian mining operations are located in eastern Kentucky. The ARLP Partnership has approximately 530 employees in Central Appalachia and operates two mining complexes producing low-sulfur coal.

Pontiki Complex. The ARLP Partnership’s subsidiary, Pontiki Coal, LLC (“Pontiki”), owns an underground mining complex located near the city of Inez in Martin County, Kentucky. The ARLP Partnership constructed the mine in 1977. Pontiki owns the mining complex and leases the reserves, and the ARLP Partnership’s subsidiary, Excel Mining, LLC (“Excel”), conducts all mining operations. The Pontiki operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has a throughput capacity of 900 tons of raw coal an hour. In the fourth quarter of 2005, Pontiki migrated some of its mining units from the Pond Creek seam into the Van Lear seam, and full production in the Van Lear seam was reached in the second quarter of 2006. As a result, production at Pontiki is now roughly 50% Pond Creek seam coal and 50% Van Lear seam coal. Coal produced in 2007 remained low sulfur, but because of changes in geology and production from the Van Lear seam, it no longer met the compliance requirements of Phase II of the Federal Clean Air Act (“CAA”) (see “Regulation and Laws—Air Emissions” below). Coal produced from the mine is shipped in large part to electric utilities located in the southeastern United States and also to industrial or stoker users throughout the eastern United States via the NS railroad or by truck via U.S. and state highways to various docks on the Big Sandy River in Kentucky.

MC Mining Complex. The ARLP Partnership’s subsidiary, MC Mining, LLC (“MC Mining”), owns an underground mining complex located near the city of Pikeville in Pike County, Kentucky. The ARLP Partnership acquired the mine in 1989. MC Mining owns the mining complex and leases the reserves, and Excel, an affiliate of MC Mining, conducts all mining operations. The operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour. Substantially all of the coal produced at MC Mining in 2007 met or exceeded the compliance requirements of Phase II of the CAA. Production from the mine is shipped via the CSX railroad or by truck via U.S. and state highways to various docks on the Big Sandy River. MC Mining sells its low-sulfur production primarily under short-term contracts and into the spot market.

Northern Appalachian Operations

The ARLP Partnership’s Northern Appalachian mining operations are located in Maryland and West Virginia. The ARLP Partnership has approximately 230 employees and operates one mining complex in Northern Appalachia. The ARLP Partnership also controls undeveloped coal reserves in West Virginia and Pennsylvania.

Mettiki (MD) Operation. The ARLP Partnership’s subsidiary, Mettiki Coal, LLC (“Mettiki (MD)”), previously operated an underground longwall mine located near the city of Oakland in Garrett County, Maryland. Underground longwall mining operations ceased at this mine in October 2006 upon the exhaustion of the economically mineable reserves, and the longwall mining equipment was moved from the Mettiki (MD) operation to the operations of the ARLP Partnership’s subsidiary, Mettiki Coal (WV), LLC (“Mettiki (WV)”) (discussed below). Medium-sulfur coal produced from two small-scale third-party mining operations (a surface strip mine and an underground mine in the Bakerstown seam) on properties controlled by Mettiki (MD) and another of the ARLP Partnership’s subsidiaries, Backbone Mountain, LLC, is processed at the Mettiki complex and supplements the Mettiki (WV) production, providing blending optimization and allowing the operation to take advantage of market opportunities as they arise.

The Mettiki (MD) preparation plant has a throughput capacity of 1,350 tons of raw coal an hour. A portion of the Mettiki (WV) production is transported to this preparation plant for processing, and then trucked to a newly constructed blending facility at the Virginia Electric and Power Company (“VEPCO”) Mt. Storm Power Station. The preparation plant also is served by the CSX railroad, providing the opportunity to capitalize on the metallurgical coal market.

Mettiki (WV) Operation. In July 2005, Mettiki (WV) began continuous miner development of the Mountain View mine located in Tucker County, West Virginia. Upon completion of mining at the Mettiki (MD) longwall operation, the longwall mining equipment was moved to the Mountain View mine and put into operation in November 2006.

Production from the Mountain View mine is transported by truck either to the Mettiki (MD) preparation plant or to the coal blending facility at the VEPCO Mt. Storm Power Station.

Production from the Mountain View mine in 2007 was primarily supplied to Mt. Storm Coal Supply, LLC (“Mt. Storm”) for its synfuel facility, which was located at the Mt. Storm Power Station. The ARLP Partnership’s agreement to supply coal to Mt. Storm terminated at the end of 2007 in conjunction with the termination of the synfuel tax credit program. For 2007, the incremental net income benefit to the ARLP Partnership from this agreement was approximately $1.8 million, assuming that coal pricing would not have increased without the availability of synfuel.

The ARLP Partnership’s primary customer for the medium-sulfur coal produced at Mettiki is VEPCO, which purchases the coal for use in the scrubbed generating units at its Mt. Storm Power Station in West Virginia. A seven-year agreement to supply coal to the VEPCO Mt. Storm Power Station from the Mountain View mine was negotiated and finalized in June 2005. Prior to termination of the ARLP Partnership’s agreement to supply coal to Mt. Storm, this agreement also served as a “back-up” agreement with VEPCO for the sale of the ARLP Partnership’s coal in the event that VEPCO did not purchase coal synfuel from Mt. Storm. As such, while the ARLP Partnership will be able to sell the production that would have been sold to Mt. Storm to VEPCO and other “back-up” purchasers, it may not be able to recover the $1.8 million in incremental net income benefit of the synfuel related operations.

Penn Ridge Coal. In December 2005, the ARLP Partnership’s subsidiary, Penn Ridge Coal, LLC (“Penn Ridge”), entered into a coal lease and sales agreement with affiliates of Allegheny Energy, Inc. (“Allegheny”), to pursue development of Allegheny’s Buffalo coal reserve in Washington County, Pennsylvania. The Buffalo coal reserve lease is estimated to include approximately 56.7 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 seam. The ARLP Partnership has initiated the permitting process for the Buffalo coal reserves and is evaluating its development. Capital expenditures required to develop the Penn Ridge reserves are estimated to be in the range of approximately $165 million to $175 million, excluding capitalized interest and capitalized mine development costs associated with net cost related to incidental production. For more information about mine development costs, please read “Mine Development Cost” under “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.” Assuming sufficient sales commitments are obtained and the permitting process is completed, initial production could commence in 2011 to 2013. For more information on the permitting process, and matters that could hinder or delay the process, please read “Regulation and Laws – Mining Permits and Approvals.” When the Penn Ridge mine reaches full production capacity, the ARLP Partnership expects annual production of up to 5.0 million tons. Definitive development commitment for Penn Ridge is dependent upon final approval of the MGP Board of Directors.

Tunnel Ridge. The ARLP Partnership’s subsidiary, Tunnel Ridge, LLC (“Tunnel Ridge”), controls, through a coal lease agreement with SGP, approximately 70.5 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 coal seam in West Virginia and Pennsylvania. An underground mining permit was issued by the West Virginia Department of Environmental Protection on February 12, 2007, and the ARLP Partnership has also submitted applications for all other permits necessary to conduct operations, which currently are under review. Capital expenditures required to develop the Tunnel Ridge reserves are estimated to be in the range of approximately $210 million to $235 million, excluding capitalized interest and capitalized mine development costs associated with net cost related to incidental production. For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.” Assuming sufficient sales commitments are obtained and the permitting process continues as anticipated, initial production could commence in 2009 to 2011. When the Tunnel Ridge mine reaches full production capacity, the ARLP Partnership expects annual production of up to 6.0 million tons. For more information on the permitting process, and matters that could hinder or delay the process, please read “Regulation and Laws – Mining Permits and Approvals.” Definitive development commitment for Tunnel Ridge is dependent upon final approval of the MGP Board of Directors.

Other Operations

Mt. Vernon Transfer Terminal, LLC

The ARLP Partnership’s subsidiary, Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”), leases land and operates a coal loading terminal on the Ohio River (mile marker 827.5) at Mt. Vernon, Indiana. Coal is delivered to Mt. Vernon by both rail and truck. The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons. During 2007, the terminal loaded approximately 1.6 million tons for customers of Pattiki, Gibson and Elk Creek.

Coal Brokerage

As markets allow, the ARLP Partnership buys coal from non-affiliated producers principally throughout the eastern United States, which it then resells, both directly and indirectly, primarily to utility customers. The ARLP Partnership has a policy of matching its outside coal purchases and sales to minimize market risks associated with buying and reselling coal. Purchased coal that is delivered to the ARLP Partnership’s operations and commingled with its production is not classified as brokerage coal. In 2007, the ARLP Partnership did not purchase or sell any coal that was classified as brokerage coal other than coal revenues associated with the settlement agreement with ICG, LLC (“ICG”) described in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Operating Expenses.”.

Matrix Design Group, LLC

The ARLP Partnership’s subsidiaries, Matrix Design Group, LLC and Alliance Design Group, LLC (collectively, “MDG”), provide a variety of mine products and services for the ARLP Partnership’s mining operations and to unrelated parties. The ARLP Partnership acquired this business in September 2006. MDG’s products and services include design and installation of underground mine hoists for transporting employees and materials in and out of mines; design of systems for automating and controlling various aspects of industrial and mining environments; and design and sale of mine safety equipment, including its miner and equipment tracking system. In 2007, the ARLP Partnership’s financial results were not significantly impacted by MDG’s activities.

Additional Services

The ARLP Partnership develops and markets additional services in order to establish itself as the supplier of choice for its customers. Examples of the kind of services the ARLP Partnership has offered to date include ash and scrubber sludge removal, coal yard maintenance and arranging alternate transportation services. Revenues from these services have historically represented less than one percent of the ARLP Partnership’s total revenues. In 2007, the ARLP Partnership’s financial results were not significantly impacted by the sale of limestone products by its affiliate, Mid-America Carbonates, LLC (“MAC”).

Reportable Segments

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Segment Information under “Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information” for information concerning our reportable segments.

Coal Marketing and Sales

As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers. These arrangements are mutually beneficial to the ARLP Partnership and its customers in that they provide greater predictability of sales volumes and sales prices. In 2007, approximately 90.2% and 89.3% of the ARLP Partnership’s sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with maturities ranging from 2008 to 2024. The ARLP Partnership’s total nominal commitment under significant long-term contracts for existing operations was approximately 100.0 million tons at December 31, 2007, and is expected to be delivered as follows: 26.8 million tons in 2008, 18.9 million tons in 2009, 15.5 million tons in 2010, and 38.8 million tons thereafter during the remaining terms of the relevant coal supply agreements. The total commitment of coal under contract is an approximate number because, in some instances, the contracts contain provisions that could cause the nominal total commitment to increase or decrease by as much as 20%. The contractual time commitments for customers to nominate future purchase volumes under these contracts are sufficient to allow the ARLP Partnership to balance its sales commitments with prospective production capacity. In addition, the nominal total commitment can otherwise change because of price reopener provisions contained in certain of these long-term contracts.

The provisions of long-term contracts are the results of both bidding procedures and extensive negotiations with each customer. As a result, the provisions of these contracts vary significantly in many respects, including, among others, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, coal qualities, and quantities. Virtually all of the ARLP Partnership’s long-term contracts are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to reflect changes in specified price indices or items such as taxes, royalties or actual production costs. These provisions, however, may not assure that the contract price will reflect every change in production or other costs. Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can lead to early termination of a contract. Some of the long-term contracts also permit the contract to be reopened for renegotiation of terms and conditions other than the pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract. The long-term contracts typically stipulate procedures for quality control, sampling and weighing. Most contain provisions requiring the ARLP Partnership to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility and other qualities. Failure to meet these specifications can result in economic penalties or termination of the contracts. While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location. Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.

Reliance on Major Customers

The ARLP Partnership’s three largest customers in 2007 were SSO, Mt. Storm and Seminole. During 2007, approximately 37.9% of the ARLP Partnership’s total revenues were derived from these three customers, which individually accounted for 10.0% or more of the ARLP Partnership’s 2007 total revenues. For more information about these customers, please read “Item 8. Financial Statements and Supplementary Data – Note 20. Concentration of Credit Risk and Major Customers.”

Competition

The coal industry is intensely competitive. The most important factors on which the ARLP Partnership competes are coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply. The ARLP Partnership’s principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., Foundation Coal Holdings, Inc., International Coal Group, Inc., James River Coal Company, Massey Energy Company, Murray Energy, Inc., Patriot Coal Corporation and Peabody Energy Corporation. Some of these coal producers are larger and have greater financial resources and larger reserve bases as compared to the ARLP Partnership. The ARLP Partnership also competes directly with a number of smaller producers in the Illinois Basin, Central Appalachian and Northern Appalachian regions. As the price of domestic coal increases, the ARLP Partnership may also begin to compete with companies that produce coal from one or more foreign countries.

Additionally, coal competes with other fuels such as petroleum, natural gas, hydropower and nuclear energy for steam and electrical power generation. Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel.

Transportation

The ARLP Partnership’s coal is transported to its customers by rail, truck and barge. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 6% to 65% of the total delivered cost of a customer’s coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. The ARLP Partnership believes its mines are located in favorable geographic locations that minimize transportation costs for its customers, and in many cases the ARLP Partnership is able to accommodate transportation options. Typically, the ARLP Partnership’s customers pay the transportation costs from the mine or preparation plant to the destination, which is the standard practice in the industry. In 2007, the largest volume transporter of the ARLP Partnership’s coal shipments, including coal synfuel shipped by SSO, was CSX, which moved approximately 38.8% of the ARLP Partnership’s tonnage over its rail system. The practices of, and rates set by, the transportation company serving a particular mine or customer might affect, either adversely or favorably, the ARLP Partnership’s marketing efforts with respect to coal produced from the relevant mine.

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

The ARLP Partnership is committed to conducting mining operations in compliance with applicable federal, state and local laws and regulations. However, because of the extensive and detailed nature of these regulatory requirements, it is extremely difficult for the ARLP Partnership and other underground coal mining companies in particular, as well as the coal industry in general, to comply with all requirements at all times. None of the ARLP Partnership’s violations to date has had a material impact on its operations or financial condition. While it is not possible to quantify the costs of compliance with applicable federal and state laws and the associated regulations, those costs have been and are expected to continue to be significant. Compliance with these laws and regulations has substantially increased the cost of coal mining for domestic coal producers.

Capital expenditures for environmental matters have not been material in recent years. The ARLP Partnership has accrued for the present value of the estimated cost of asset retirement obligations and mine closings, including the cost of treating mine water discharge, when necessary. The accruals for asset retirement obligations and mine closing costs are based upon permit requirements and the costs and timing of asset retirement obligations and mine closing procedures. Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if the ARLP Partnership later determines these accruals to be insufficient.

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

As is typical in the coal industry, the ARLP Partnership strives to obtain mining permits within a time frame that allows it to mine reserves as planned on an uninterrupted basis. Typically, the ARLP Partnership commences actions to obtain permits between 18 and 24 months before it plans to mine a new area. In the ARLP Partnership’s experience, permits generally are approved within 12 to 18 months after a completed application is submitted, although regulatory authorities exercise considerable discretion in the timing and scope of permit issuance and the public has rights to engage in the permitting process, including intervention in the courts, which can cause delay. Generally, the ARLP Partnership has not experienced material difficulties in obtaining mining permits in the areas where its reserves are located. However, the permitting process for certain mining operations has extended over several years and we cannot assure you the ARLP Partnership will not experience difficulty or delays in obtaining mining permits in the future.

The ARLP Partnership is required to post bonds to secure performance under its permits. Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under the laws and regulations described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws and regulations. Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations that have outstanding environmental violations. Although, like other coal companies, the ARLP Partnership has been cited for violations in the ordinary course of its business, the ARLP Partnership has never had a permit suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

Recently, two townships in Pennsylvania enacted ordinances that purport to prohibit all coal mining activities within the townships, invalidate mining permits issued by any state or federal government entity, and, in some instances, require divestiture of all currently held coal property interests. Some of the coal reserves of the ARLP Partnership’s Tunnel Ridge and Penn Ridge subsidiaries are located within these townships. The ARLP Partnership believes these ordinances violate several provisions of the United States Constitution and the Pennsylvania Constitution as well as federal and state mining laws, and the ARLP Partnership will initiate legal action seeking to have them invalidated if necessary. The ARLP Partnership believes such litigation would be successful. However, in the event it was not and these ordinances were not repealed, the ordinances would prevent mining the ARLP Partnership’s properties within those townships which could adversely affect its results of operation and financial condition.

Mine Health and Safety Laws

Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act of 1969 (“CMHSA”) was adopted. The Federal Mine Safety and Health Act of 1977 (“FMSHA”), and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards of the CMHSA, and imposed extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters. MSHA monitors and rigorously enforces compliance with these federal laws and regulations. In addition, as part of the FMSHA, the Federal Black Lung Benefits Act (“BLBA”) requires payments of benefits by all businesses that conduct current mining operations to coal miners with black lung disease and to some survivors of miners who die from this disease. Most of the states where the ARLP Partnership operates also have state programs for mine safety and health regulation and enforcement. In combination, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and rigorous system for protection of employee safety and health affecting any segment of any industry, and this regulation has a significant effect on the ARLP Partnership’s operating costs. The ARLP Partnership’s competitors in all of the areas in which it operates are subject to the same laws and regulations.

Mining accidents resulting in fatalities in West Virginia and Kentucky in early 2006 received national attention and prompted responses at both the national and state level, leading to increased scrutiny of industry safety practices and emergency response and evacuation procedures aimed primarily at underground coal mining operations, as well as costly new requirements for additional emergency equipment and safety structures. For example, on March 9, 2006, MSHA published new emergency rules on mine safety, which imposed new mine safety equipment, training, and emergency reporting requirements which became effective immediately upon their publication in the Federal Register. Building on MSHA’s regulatory efforts, Congress passed the Mine Improvement and New Emergency Response Act of 2006 (“MINER Act”), which was signed into law on June 15, 2006. The MINER Act significantly amends the FMSHA, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, MSHA published a final rule, which, among other things, revised the emergency rules to comport with the requirements of the MINER Act. The final rule became effective on December 8, 2006. Civil penalties for regulatory violations were also increased substantially by new MSHA rules that took effect on April 23, 2007. Then, on May 22, 2007, extremely stringent “Emergency Temporary Standards” for sealing off abandoned areas of underground coal mines took effect, pending further study and possible modification.

At the state level, West Virginia enacted legislation in January 2006 imposing stringent new mine safety and accident reporting requirements and increasing civil and criminal penalties for violations of mine safety laws. Other states, including Illinois, Pennsylvania, and Kentucky, have either proposed or passed similar bills and resolutions addressing mine safety practices, and it is possible that additional state mine safety bills may be passed at some point in the future. Fatalities related to an August 2007 mine accident in Utah also triggered intensified regulatory scrutiny and gave momentum to pending federal legislation to impose additional safety and health requirements on coal mining. Although the ARLP Partnership is unable to quantify the full impact, implementing and complying with these new laws and regulations have and are expected to continue to have an adverse impact on the results of operation and financial position.

Black Lung Benefits Act

The BLBA levies a tax on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. For miners last employed as miners after 1969 and who are determined to have contracted black lung, the ARLP Partnership has self-insured the potential cost of compensating such miners using its actuary estimates of the cost of present and future claims. The ARLP Partnership is liable under state statutes for black lung claims.

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

Workers’ Compensation

The ARLP Partnership is required to compensate employees for work-related injuries. Several states in which the ARLP Partnership operates consider changes in workers’ compensation laws from time to time. The ARLP Partnership generally self-insures this potential expense using its actuary estimates of the cost of present and future claims. For more information concerning the ARLP Partnership’s requirements to maintain bonds to secure its workers’ compensation obligations, see the discussion of surety bonds below under “—Surface Mining Control and Reclamation Act.”

Coal Industry Retiree Health Benefits Act

The Federal Coal Industry Retiree Health Benefits Act (“CIRHBA”) was enacted to fund health benefits for some United Mine Workers of America retirees. CIRHBA merged previously established union benefit plans into a single fund into which “signatory operators” and “related persons” are obligated to pay annual premiums for beneficiaries. CIRHBA also created a second benefit fund for miners who retired between July 21, 1992, and September 30, 1994, and whose former employers are no longer in business. Because of the ARLP Partnership’s union-free status, it is not required to make payments to retired miners under CIRHBA, with the exception of limited payments made on behalf of predecessors of MC Mining. However, in connection with the sale of the coal assets acquired by ARH in 1996, MAPCO Inc., now a wholly-owned subsidiary of The Williams Companies, Inc., agreed to retain, and be responsible for, all liabilities under CIRHBA.

Surface Mining Control and Reclamation Act

The Federal Surface Mining Control and Reclamation Act (“SMCRA”), establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The Abandoned Mine Lands Tax was set to expire June 30, 2006; however, on December 20, 2006, President Bush signed into law the “Tax Relief and Health Care Act of 2006,” which, among other things, extended the Abandoned Mine Reclamation Fund provisions until September 30, 2021. This new law also reduced the tax for surface-mined and underground-mined coal to $0.315 per ton and $0.135 per ton, respectively, beginning in the fourth quarter 2007 through 2012. In fiscal years 2013 through 2021, the tax for surface-mined and underground-mined coal will be reduced to $0.28 per ton and $0.12 per ton, respectively. The ARLP Partnership has accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage (“AMD”) control on a statewide basis.

Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators and other third-parties can be imputed to other companies that are deemed, according to the regulations, to have “owned” or “controlled” the third-party violator. Sanctions against the “owner” or “controller” are quite severe and can include being blocked from receiving new permits and having any permits that have been issued since the time of the violations revoked or, in the case of civil penalties and reclamation fees, since the time those amounts became due. Also, on February 1, 2008, the Citizens Coal Council and the Kentucky Resources Council filed a complaint in the U.S. District Court for the District of Columbia challenging the Federal Office of Surface Mining’s (“OSM”) final rule on ownership and control, including the core definitions of “control,” “own” and “transfer, assignment or sale of permit rights”, adding to the uncertainty in this area. The ARLP Partnership is not aware of any currently pending or asserted claims against it relating to the “ownership” or “control” theories discussed above. However, we cannot assure you that such claims will not be asserted in the future.

Federal and state laws require bonds to secure the ARLP Partnership’s obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to pay certain black lung claims, and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for the ARLP Partnership and for its competitors to secure new surety bonds without the posting of partial collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to the ARLP Partnership. It is possible that surety bonds issuers may refuse to renew bonds or may demand additional collateral upon those renewals. The ARLP Partnership’s failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on the ARLP Partnership. In addition, bonding requirements in some states have become more onerous. For example, West Virginia’s bonding system requires coal companies to post site-specific bonds in an amount up to $5,000.00 per acre and imposes a per-ton tax on mined coal, currently set at $0.07/ton, which is paid to the West Virginia Special Reclamation Fund (“SRF”). An environmental group is claiming the SRF is underfunded and that the OSM has an obligation under SMCRA to ensure the SRF funds are increased to cover the supposed shortfall. See The West Virginia Highlands Conservancy, Plaintiff, v. Dirk Kempthorne, Secretary of the Department of the Interior, et al., Defendants, and the West Virginia Coal Association, Intervenor/Defendant, Civil Action No. 2:00-cv-1062 (United States District Court for the Southern District of West Virginia). If the Court ultimately agrees, the ARLP Partnership could be forced to bear an increase in the tax on coal mined in West Virginia.

Air Emissions

The CAA and similar state and local laws and regulations that regulate emissions into the air, affect coal mining operations. The CAA directly impacts the ARLP Partnership’s coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and any additional measures required under the U.S. Environmental Protection Agency (“EPA”) laws and regulations will make it more costly to operate coal-fired power plants and, depending on the requirements of the implementation plan of the state in which each plant is located, could make coal a less attractive fuel alternative in the planning and building of power plants in the future. Any reduction in coal’s share of power generating capacity could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

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

The EPA has promulgated rules, referred to as the “Nitrogen Oxide SIP Call,” that require coal-fired power plants in 21 eastern states and Washington D.C. to make substantial reductions in nitrogen oxide emissions in an effort to reduce the impacts of ozone transport between states. Additionally, in March 2005, the EPA issued the final Clean Air Interstate Rule (“CAIR”), which will permanently cap nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. beginning in 2009 and 2010, respectively. CAIR requires these states to achieve the required nitrogen oxide and sulfur dioxide emission reductions by requiring power plants to either participate in an EPA-administered “cap-and-trade” program that caps these emissions in two phases, or by meeting an individual state emissions budget through measures established by the state. Similarly, in March 2005, the EPA finalized the Clean Air Mercury Rule (“CAMR”), which establishes a two-part, nationwide cap on mercury emissions from coal-fired power plants beginning in 2010. If fully implemented, CAMR would permit states to develop and manage their own mercury control regulations or participate in an interstate cap-and-trade program for mercury emission allowances. The CAIR and CAMR rules are the subject of ongoing litigation, and on February 8, 2008, the D.C. Circuit Court of Appeals vacated the CAMR rule for further consideration by the EPA. While the future of CAIR and CAMR is uncertain, the additional costs that could be associated with the implementation of rules like these at operating coal-fired power generation facilities could render coal a less attractive fuel source.

The EPA has adopted new, more stringent national air quality standards for ozone and fine particulate matter. As a result, some states will be required to amend their existing state implementation plans to attain and maintain compliance with the new air quality standards. For example, in December 2004, the EPA designated specific areas in the United States as being in “non-attainment” regions subject to new national ambient air quality standard for fine particulate matter. In March 2007, the EPA published final rules addressing how states would implement plans to bring applicable non-attainment regions into compliance with the new air quality standard. Under the EPA’s final rulemaking, states have until April 2008 to submit their implementation plans to the EPA for approval. Because coal mining operations and coal-fired electric generating facilities emit particulate matter, the ARLP Partnership’s mining operations and its customers could be affected when the new standards are implemented by the applicable states.

In June 2005, the EPA announced final amendments to its regional haze program originally developed in 1999 to improve visibility in national parks and wilderness areas. As part of the new rules, affected states were required to develop implementation plans by December 2007 that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. This program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas. In addition, this program may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Demand for the ARLP Partnership’s coal could be affected when these new standards are implemented by the applicable states.

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

Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate control legislation, including multiple bills introduced in the House and the Senate that would restrict greenhouse gas emissions. Several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. For instance, California recently adopted the “California Global Warming Solutions Act of 2006,” which requires the California Air Resources Board to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020.

On April 2, 2007, the United States Supreme Court held in Massachusetts v. EPA, that unless EPA affirmatively concludes that greenhouse gases are not causing climate change, the EPA must regulate greenhouse gas emissions from new automobiles under the CAA. The Supreme Court remanded the matter to the EPA for further consideration. This litigation did not directly concern the EPA’s authority to regulate greenhouse gas emissions from stationary sources, such as coal mining operations or coal-fired power plants. However, the Court’s decision is likely to influence another lawsuit that was filed in the U.S. Court of Appeals for the District of Columbia Circuit, involving a challenge to the EPA’s decision not to regulate carbon dioxide from power plants and other stationary sources under a CAA new source performance standard rule, which specifies emissions limits for new facilities. The court remanded the question to the EPA for further consideration in light of the ruling in Massachusetts v. EPA. Any federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which the ARLP Partnership conducts business could adversely affect the ARLP Partnership’s operations and demand for its products.

The permitting of a number of proposed new coal-fired power plants has also recently been contested by environmental organizations for concerns related to greenhouse gas emissions from new plants. In October 2007, state regulators in Kansas became the first to deny an air emissions construction permit for a new coal-fired power plant based on the plant’s projected emissions of carbon dioxide. State regulatory authorities in Florida and North Carolina have also rejected the construction of new coal-fired power plants based on the uncertainty surrounding the potential costs associated with greenhouse gas emissions from these plants under future laws limiting the emission of carbon dioxide. In several states, where new coal-fired power plants have been approved without limits imposed on their greenhouse gas emissions, environmental organizations have appealed the issuance of the CAA permits for these facilities to the EPA’s Environmental Appeals Board (“EAB”). In January 2008, the EAB ruled on the Illinois petition, denying review on procedural grounds.

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

Water Discharge

The Federal Clean Water Act (“CWA”) and similar state and local laws and regulations affect coal mining operations by imposing restrictions on effluent discharge into waters and the discharge of dredged or fill material into the waters of the United States. Regular monitoring, as well as compliance with reporting requirements and performance standards, is a precondition for the issuance and renewal of permits governing the discharge of pollutants into water. Section 404 of the CWA imposes permitting and mitigation requirements associated with the dredging and filling of wetlands and streams. The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands and streams. Although permitting requirements have been tightened in recent years, the ARLP Partnership believes it has obtained all necessary permits required under CWA Section 404 as it has traditionally been interpreted by the responsible agencies. However, mitigation requirements under existing and possible future “fill” permits may vary considerably. For that reason, the setting of post-mine asset retirement obligation accruals for such mitigation projects is difficult to ascertain with certainty and may increase in the future. Although more stringent permitting requirements may be imposed in the future, the ARLP Partnership is not able to accurately predict the impact, if any, of such permitting requirements.

The U.S. Army Corps of Engineers (“Corps of Engineers”) maintains two permitting programs under CWA Section 404: one for “individual” permits and a more streamlined program for “general” permits.

Recent federal district court decisions in West Virginia, and related litigation filed in federal district court in Kentucky, have created uncertainty regarding the future ability to obtain general permits authorizing the construction of valley fills for the disposal of overburden from mining operations. A July 2004 decision by the Southern District of West Virginia in Ohio Valley Environmental Coalition v. Bulen enjoined the Huntington District of the Corps of Engineers from issuing further permits pursuant to Nationwide Permit 21, which is a general permit issued by the Corps of Engineers to streamline the process for obtaining permits under Section 404 of the CWA. The Fourth Circuit Court of

Appeals issued a decision on November 23, 2005, vacating the district court decision in Bulen and remanding the case to the lower court for consideration of further challenge to the general permit. That challenge is still pending. A similar lawsuit, Kentucky Riverkeeper v. Rowlette, has been filed in federal district court in Kentucky that seeks to enjoin the issuance of permits pursuant to Nationwide Permit 21 by the Louisville District of the Corps of Engineers. The ARLP Partnership does not operate any mines located within the Southern District of West Virginia and currently only utilizes Nationwide Permit 21 at one location in Indiana. In the event current or future litigation contesting the use of Nationwide Permit 21 is successful, the ARLP Partnership may be required to apply for individual discharge permits pursuant to Section 404 of the CWA in areas that would have otherwise utilized Nationwide Permit 21. Such a change could result in delays in obtaining required mining permits to conduct operations, which could in turn result in reduced production, cash flow, and profitability.

On September 22, 2005, environmental groups led by the Ohio Valley Environmental Coalition filed suit in the Federal District Court for the Southern District of West Virginia challenging the Corps of Engineers’ authority to issue individual CWA Section 404 discharge permits for certain mountaintop mining projects. The case, styled Ohio Valley Environmental Coalition v. United States Army Corps of Engineers, alleges that the Corps of Engineers generally acted arbitrarily and capriciously in issuing certain Section 404 permits to operators engaged in mountaintop mining operations. By order of March 23, 2007, the Court rescinded four individual permits, ruling that the Corps of Engineers had not properly supported its findings that permitted fills would not cause significant impacts. The case has been remanded to the Corps of Engineers for further evaluation of the applications, and the Corps of Engineers could be required to conduct a more extensive “Environmental Impact Statement” for each permit, a process that could add substantial time to a permit decision and result in a permit denial. The decision is on appeal to the Fourth Circuit, and should be resolved sometime in 2008.

By order of June 13, 2007, the same Court issued another order declaring that discharges from valley fills into sediment ponds constructed in-stream and used to control levels of sediment and other pollutants from mine sites must themselves be permitted under the CWA and meets the same standards as the effluent discharged from these ponds. Because it is frequently impracticable to construct these ponds in locations other than an existing stream channel without moving substantial amounts of additional overburden, compliance with this order could substantially increase development costs at new mining operations in West Virginia. This order is also on appeal to the Fourth Circuit. In December 2007, a similar lawsuit has been filed against the Corps of Engineers in the federal court in the Western District of Kentucky (Kentucky Waterways Alliance, Inc., et al. v. U.S. Army Corps of Engineers, et al., Civil Action No. 3:07-cv-00677) challenging a permit issued to a mining operation located in Leslie County, Kentucky. The Corps of Engineers has voluntarily suspended its consideration of the permit application in that case for agency re-evaluation, and the case is currently stayed.

Although the ARLP Partnership’s mining operations are not implicated in any of these particular cases, it is possible that litigation affecting the Corps of Engineers’ ability to issue CWA permits could adversely affect the ARLP Partnership’s ability to obtain permits in a timely manner and could therefore adversely affect the ARLP Partnership’s results of operation and financial position.

Each state is required to submit to the EPA their biennial CWA Section 303(d) lists identifying all waterbodies not meeting state specified water quality standards. For each listed waterbody, the state is required to begin developing a Total Maximum Daily Load (“TMDL”) to:

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

The ARLP Partnership is currently participating in stakeholders meetings and in negotiations with various states and the EPA to establish reasonable TMDLs that will accommodate expansion of the ARLP Partnership’s operations. These and other regulatory developments may restrict the ARLP Partnership’s ability to develop new mines, or could require its customers or the ARLP Partnership to modify existing operations, the extent of which it cannot accurately or reasonably predict.

The Federal Safe Drinking Water Act (“SDWA”) and its state equivalents affect coal mining operations by imposing requirements on the underground injection of fine coal slurry, fly ash, and flue gas scrubber sludge, and by requiring permits to conduct such underground injection activities. The inability to obtain these permits could have a material impact on the ARLP Partnership’s ability to inject such materials into the inactive areas of some of its old underground mine workings.

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

Hazardous Substances and Wastes

The Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), otherwise known as the “Superfund” law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for the release of hazardous substances may be subject to joint and several liability under CERCLA for the costs of cleaning up the hazardous substances released into the environment and for damages to natural resources. Some products used in coal mining operations generate waste containing hazardous substances. The ARLP Partnership is currently unaware of any material liability associated with the release or disposal of hazardous substances from its past or present mine sites.

The Federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws regulating hazardous waste affect coal mining operations by imposing requirements for the generation, transportation, treatment, storage, disposal, and cleanup of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. While these laws impose ongoing compliance obligations, such costs are not believed to have a material impact on the ARLP Partnership’s operations.

In 2000, the EPA declined to impose hazardous waste regulatory controls on the disposal of some coal combustion by-products (“CCB”), including the practice of using CCB as mine fill. However, under pressure from environmental groups, the EPA has continued evaluating the possibility of placing additional solid waste burdens on the disposal of such materials. On March 1, 2006, the National Academy of Sciences released a report commissioned by Congress that studied CCB mine filling practices and recommended federal regulatory oversight of CCB mine filling under either SMCRA or the non-hazardous waste provisions of RCRA. As a result of this report, OSM on March 14, 2007 issued an Advanced Notice of Rule Making proposing federal regulations on CCB mine filling practices. On August 29, 2007, the EPA published a Notice of Data Availability concerning information regarding the disposal of CCB in landfills and surface impoundments that has been generated since the decision in 2000. No rules on the land disposal of CCB have yet been released. Accordingly, although the ARLP Partnership believes the beneficial uses of CCB that it employs do not constitute poor environmental practices, it is not currently possible to assess how any such regulations would impact the ARLP Partnership’s operations or those of its customers.

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

The Federal Safe Explosives Act (“SEA”) applies to all users of explosives. Knowing or willful violations of SEA may result in fines, imprisonment, or both. In addition, violations of SEA may result in revocation of user permits and seizure or forfeiture of explosive materials.

The costs of compliance with these requirements should not have a material adverse effect on the ARLP Partnership’s business, financial condition or results of operations.

Employees

To conduct its operations, the ARLP Partnership employs approximately 2,600 employees, including approximately 150 corporate employees and approximately 2,450 employees involved in active mining operations. The ARLP Partnership’s work-force is entirely union-free. The ARLP Partnership believes that relations with its employees are generally good.

Administrative Services

In connection with our IPO, we entered into an administrative services agreement (“Administrative Services Agreement”) with our general partner, MGP, ARLP, the Intermediate Partnership and Alliance Resource Holdings II, Inc. (“ARH II”). Under the Administrative Services Agreement, certain employees of Alliance Coal, including some executive officers, provide administrative services for us, ARH II and our affiliates. We reimburse the ARLP Partnership for services rendered for us by those employees as provided under the Administrative Services Agreement. We paid the ARLP Partnership $0.3 million under this agreement for the year ended December 31, 2007. Please read “Item 13 – Certain Relationships and Related Transactions, and Director Independence – Administrative Services.”

Affiliate Contribution

During December 2007, an affiliated entity controlled by Joseph W. Craft III, contributed to us 50,980 of our common units valued at approximately $1.1 million at the time of contribution and $0.8 million of cash for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of this contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to ARLP’s subsidiary Alliance Coal. The ARLP Partnership made a special allocation of certain general and administrative expenses equal to the amount of our contribution to MGP, which made an identical allocation to us, we then made the same expense allocation to the affiliated entity controlled by Mr. Craft. Please read “Item 13 – Certain Relationships and Related Transactions, and Director Independence – Affiliate Contribution.”

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

The amount of cash that ARLP can distribute to its partners, including us, each quarter principally depends on the amount of cash it generates from its operations, which fluctuates from quarter to quarter based on, among other things:

•	the amount of coal the ARLP Partnership is able to produce from its properties;

•	the price at which the ARLP Partnership is able to sell coal, which is affected by the supply of and demand for domestic and foreign coal;

•	the level of the ARLP Partnership’s operating costs;

•	weather conditions;

•	the proximity to and capacity of transportation facilities;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	the effect of worldwide energy conservation measures; and

•	prevailing economic conditions.

In addition, the actual amount of cash that ARLP will have available for distribution will depend on other factors, including:

•	the level of its capital expenditures;

•	the cost of acquisitions, if any;

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;

•	fluctuations in its working capital needs;

•	the ability of ARLP to borrow under its credit agreement to make distributions to its unitholders; and

•	the amount, if any, of cash reserves established by MGP for the proper conduct of ARLP’s business.

Because of these factors, ARLP may not have sufficient available cash to pay a specific level of cash distributions at the current level or at all. Furthermore, the amount of cash that ARLP has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowing, and is not solely a function of profitability, which will be affected by non-cash items. As a result, ARLP may be able to make cash distributions during periods when it records net losses and may be unable to make cash distributions during periods when it records net income. Please read “-Risks Related to Alliance Resource Partners’ Business” for a discussion of further risks affecting ARLP’s ability to generate distributable cash flow.

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

ARLP’s managing general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate ARLP’s growth strategy. Our general partner’s board of directors can give this consent without a vote of our unitholders.

We own ARLP’s managing general partner, which owns the incentive distribution rights in ARLP that entitle us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by ARLP, as certain target distribution levels are reached in excess of $0.275 per ARLP unit in any quarter. The incentive distribution rights currently participate at the maximum 48% target cash distribution level. A substantial portion of the cash flow we receive from ARLP is provided by these incentive distribution rights. The MGP Board of Directors may reduce the incentive distribution rights payable to us with our consent, which we may provide without the approval of our unitholders.

A reduction in ARLP’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

MGP’s ownership of the incentive distribution rights in ARLP entitles us to receive specified percentages of total cash distributions made by ARLP with respect to any particular quarter only in the event that ARLP distributes more than $0.275 per unit for such quarter. As a result, the holders of ARLP’s common units have a priority over the holders of ARLP’s incentive distribution rights to the extent of cash distributions by ARLP up to and including $0.275 per unit for any quarter.

MGP’s incentive distribution rights entitle us to receive increasing percentages, up to 48%, of all cash distributed by ARLP. Because the incentive distribution rights currently participate at the maximum 48% target cash distribution level, future growth in distributions we receive from ARLP will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

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

There is no material operating or financial restrictions or covenants in our existing credit facility with C-Holdings, LLC (“C-Holdings”). However, any future credit facility could include such provisions and our ability to comply with them may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with any such restrictions or covenants could have significant consequences, such as causing a significant portion of the indebtedness under such a facility to become immediately due and payable or our lenders’ commitment to make further loans to us under such facility to terminate. We might not have, or be able to obtain, sufficient funds to make such payments.

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

For more information regarding our credit facility, please read “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Debt Obligations.”

Our unitholders do not elect our general partner or vote on our general partner’s officers or directors. Certain current and former members of management and their affiliates currently own 79.86% of our units, a sufficient number to block any attempt to remove our general partner.

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

Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 2/3rds of our outstanding units. Because certain current and former members of our management and their affiliates currently own 79.86% of our outstanding common units, it will be particularly difficult for our general partner to be removed without their consent. As a result, the price at which our units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

At any time we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders on terms and conditions established by our general partner. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished;

•	the ratio of taxable income to distributions may increase; and

•	the market price of our common units may decline.

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

Of the 15,544,169 common units of ARLP that we own, 6,422,531 common units are unregistered, restricted securities within the meaning of Rule 144 under the Securities Act of 1933 (“Securities Act”). Unless we exercise our registration rights with respect to these common units, we are limited to selling into the market in any three-month period an amount of ARLP common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. We face contractual limitations on our ability to sell our general partner interest and incentive distribution rights and the market for such interests is illiquid.

We depend on the leadership and involvement of Joseph W. Craft III and other key personnel for the success of our and ARLP’s business.

We depend on the leadership and involvement of Joseph W. Craft III, the President and Chief Executive Officer of our general partner and ARLP’s managing general partner. Mr. Craft has been integral to the success of ARLP and us due in part to his ability to identify and develop internal growth projects and accretive acquisitions, make strategic decisions and attract and retain key personnel. The loss of his leadership and involvement or the services of any members of our or ARLP’s senior management team could have a material adverse effect on the business, financial condition and results of operations of us and ARLP.

Several key personnel, including Messrs. Craft, Charles R. Wesley and Thomas M. Wynne, received substantial amounts of the proceeds from our IPO in May 2006. As a result of these cash payments, there is an increased risk that key personnel will retire or resign in the future.

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

Our unitholders’ voting rights are restricted by the provision in our partnership agreement generally providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of our management. As a result, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

Risks Related to Conflicts of Interest

Conflicts of interest exist and may arise in the future among us, ARLP and our respective general partners and affiliates. Future conflicts of interest may arise among us and the entities affiliated with any general partner interests we acquire or among ARLP and such entities. For a further discussion of conflicts of interest that may arise, please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

Although we control ARLP through our ownership of ARLP’s managing general partner, ARLP’s managing general partner owes fiduciary duties to ARLP and ARLP’s unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including ARLP’s managing general partner, on the one hand, and ARLP and its limited partners, on the other hand. The directors and officers of ARLP’s managing general partner have fiduciary duties to manage ARLP in a manner beneficial to us, its owner. At the same time, ARLP’s managing general partner has a fiduciary duty to manage ARLP in a manner beneficial to ARLP and its limited partners. The MGP Board of Directors will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

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

Pursuant to an agreement among ARLP, SGP, MGP, ARH, ARH II, our general partner and us, among others, (referred to as the omnibus agreement), we have agreed to certain business opportunity arrangements to address potential conflicts that may arise between us and ARLP. If a business opportunity in respect of any coal mining, marketing and transportation assets is presented to us, our general partner or ARLP or its general partners, then ARLP will have the first right to acquire such assets. The omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises us that it has abandoned the pursuit of such business opportunity, and we may not pursue the acquisition of such assets prior to that time.

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

Joseph W. Craft III, the president and chief executive officer of both our general partner and ARLP’s managing general partner, controls ARLP’s managing general partner, indirectly owns SGP and owns the outstanding interests of the parent of SGP and owns or controls 43.43% of ARLP’s common units. Mr. Craft also currently holds, directly or indirectly or may be deemed to be the beneficial owner of, 79.86% of our common units. These interests give Mr. Craft substantial control over our and ARLP’s business and operations and the ability to control the outcome of many matters that require unitholder approval. Mr. Craft is not restricted from disposing of all or a part of his equity interests in our general partner, in ARLP’s managing general partner or in the indirect parent of ARLP’s special general partner.

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

If at any time our general partner and its affiliates own more than 85% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Certain members of management and their affiliates currently own approximately 79.86% of our common units.

Risks Related to ARLP’s Business

Because our cash flow consists exclusively of distributions from ARLP, risks to the ARLP Partnership’s business are also risks to us. We have set forth below many of the risks to ARLP’s business or results of operations, the occurrence of which could negatively impact the ARLP Partnership’s financial performance and decrease the amount of cash it is able to distribute to us, thereby decreasing the amount of cash we have available for distribution to our unitholders.

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

A material amount of the ARLP Partnership’s net income and cash flow has been dependent on its ability to realize direct or indirect benefits from federal income tax credits such as non-conventional source fuel tax credits. The non-conventional source fuel tax credit expired on December 31, 2007. The loss of the benefits from these tax credits could negatively impact ARLP’s results of operations and reduce its cash available for distributions.

In 2007, the ARLP Partnership derived a material amount of its net income under long-term synfuel-related agreements with SSO, PCIN and Mt. Storm (see discussions under “Warrior Complex,” “Gibson Complex” and “Mettiki (WV)” in Item 1. Business). These agreements terminated on December 31, 2007 in connection with the expiration on that date of the non-conventional synfuel tax credit. In 2007, the incremental net income benefit to the ARLP Partnership from these synfuel-related agreements was approximately $28.5 million. The elimination of synfuel tax credits and the loss of related benefits could negatively impact the ARLP Partnership’s results of operations and reduce its cash available for distributions.

Competition within the coal industry may adversely affect the ARLP Partnership’s ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

The ARLP Partnership competes with other large coal producers and hundreds of small coal producers in various regions of the United States for domestic coal sales. The industry has undergone significant consolidation over the last decade. This consolidation has led to several competitors having significantly larger financial and operating resources than the ARLP Partnership has. In addition, the ARLP Partnership competes to some extent with western surface coal mining operations that have a much lower per ton cost of production and produce low-sulfur coal. Over the last 20 years, growth in production from western coal mines has substantially exceeded growth in production from the east. Declining prices from an oversupply of coal in the market could reduce the ARLP Partnership’s revenues and its cash available for distribution.

Any change in consumption patterns by utilities away from the use of coal could affect the ARLP Partnership’s ability to sell the coal it produces.

Some power plants are fueled by natural gas because of the relatively cheaper construction costs of such plants compared to coal-fired plants and because natural gas is a cleaner burning fuel. The domestic electric utility industry accounts for approximately 90% of domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as hydroelectric power, and environmental and other governmental regulations. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact the ARLP Partnership’s results of operations and reduce its cash available for distribution.

From time to time conditions in the coal industry may make it more difficult for the ARLP Partnership to extend existing or enter into new long-term coal supply agreements. This could affect the stability and profitability of the ARLP Partnership’s operations.

A substantial decrease in the amount of coal sold by the ARLP Partnership pursuant to long-term contracts would reduce the certainty of the price and amounts of coal sold and subject its revenue stream to increased volatility. If that were to happen, changes in spot market coal prices would have a greater impact on the ARLP Partnership’s results, and any decreases in the spot market price for coal could adversely affect its profitability and cash flow. In 2007, the ARLP Partnership sold approximately 90.2% of its sales tonnage under contracts having a term greater than one year. The ARLP Partnership refers to these contracts as long-term contracts. Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions may make it more difficult for the ARLP Partnership to enter into long-term contracts with its electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, the ARLP Partnership may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire.

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

In the event of early termination of any of the ARLP Partnership’s long-term contracts, if the ARLP Partnership is unable to enter into new contracts on similar terms, its business, financial condition and results of operations could be adversely affected.

Extensive environmental laws and regulations affect coal consumers, which have corresponding effects on the demand for the ARLP Partnership’s coal as a fuel source.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of the ARLP Partnership’s coal. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. A substantial portion of the ARLP Partnership’s coal has a high sulfur content, which may result in increased sulfur dioxide emissions when combusted. Accordingly, these laws and regulations may affect demand and prices for the ARLP Partnership’s low- and high-sulfur coal. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. As a result of these current and proposed laws, regulations and regulatory initiatives, electricity generators may elect to switch to other fuels that generate less of these emissions, possibly further reducing demand for the ARLP Partnership’s coal. Please read “Item 1. Business – Regulation and Laws—Air Emissions” and “—Carbon Dioxide Emissions.”

The ARLP Partnership depends on a few customers for a significant portion of its revenues, and the loss of one or more significant customers could affect the ARLP Partnership’s ability to maintain the sales volume and price of the coal it produces.

During 2007, the ARLP Partnership derived approximately 37.9% of its total revenues from three customers, which individually accounted for 10.0% or more of its 2007 total revenues. If the ARLP Partnership were to lose any of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from the ARLP Partnership, it could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

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

These conditions have had, and can be expected in the future to have, a significant impact on the ARLP Partnership’s operating results. Prolonged disruption of production at any of the ARLP Partnership’s mines would result in a decrease in its revenues and profitability, which could materially adversely impact its quarterly or annual results.

During September 2007, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2007. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, the ARLP Partnership has elected to retain a participating interest along with its insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program, representing 35% of the primary $30.0 million layer and 2.5% of the second layer of $20.0 million in excess of the $30.0 million primary layer. The ARLP Partnership does not participate in the third layer of $25.0 million in excess of $50.0 million. The 14.7% participation rate for this year’s renewal is consistent with the ARLP Partnership’s prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of its participation, the ARLP Partnership would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a 60-day waiting period for business interruption and an additional $5.0 million aggregate deductible. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which as a result of its level of participation in the commercial property program, could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

A shortage of skilled labor may make it difficult for the ARLP Partnership to maintain labor productivity and competitive costs and could adversely affect its profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least one year of experience and proficiency in multiple mining tasks. In recent years, a shortage of trained coal miners has caused the ARLP Partnership to operate certain mining units without full experienced staff, which decreases its productivity and increases its costs. This shortage of trained coal miners is the result of a significant percentage of experienced coal miners reaching retirement age, combined with the difficulty of retaining existing workers in and attracting new workers to the coal industry. Thus, this shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could have an adverse impact on the ARLP Partnership’s labor productivity and costs and its ability to expand production in the event there is an increase in the demand for its coal, which could adversely affect its profitability.

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

Mining companies must obtain numerous governmental permits or approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining. The permitting rules are complex and can change over time. Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. The public has the right to comment on permit applications and otherwise participate in the permitting process, including through court intervention. Accordingly, permits required by the ARLP Partnership to conduct its operations may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict its ability to economically conduct its mining operations. Limitations on the ARLP Partnership’s ability to conduct its mining operations due to the inability to obtain or renew necessary permits or similar approvals could reduce its production, cash flow and profitability. Please read “Item 1. Business – Regulations and Laws—Mining Permits and Approvals.”

Lawsuits filed in the federal Southern District of Western Virginia and in the federal Eastern District of Kentucky have sought to enjoin the issuance of permits pursuant to Nationwide Permit 21, which is a general permit issued by the Corps of Engineers to streamline the process for obtaining permits under Section 404 of the CWA. In the event current or future litigation contesting the use of Nationwide Permit 21 is successful, the ARLP Partnership may be required to apply for individual discharge permits pursuant to Section 404 of the CWA in areas that would have otherwise utilized Nationwide Permit 21. In addition, lawsuits filed in the federal Southern District of West Virginia and in the federal Western District of Kentucky have challenged the Corps of Engineers’ issuance of certain individual Section 404 permits and led to a decision on March 23, 2007, by the U.S. District Court for the Southern District of West Virginia rescinding the permits in question based on a finding that the Corps of Engineers issued the permits in violation of the CWA and National Environmental Policy Act. This decision is currently on appeal to the U.S. Court of Appeals for the Fourth Circuit. Although the ARLP Partnership’s mining operations are not implicated in any of these particular cases, it is possible that this ruling may have long-term effects on the Corps of Engineers’ ability to issue CWA permits and could thereby adversely affect its results of operation and financial position. Such a change could result in delays in obtaining required mining permits to conduct operations, which could in turn result in reduced production, cash flow and profitability. Please read “Item 1. Business – Regulations and Laws – Water Discharge.”

Fluctuations in transportation costs and the availability or reliability of transportation could reduce revenues by causing the ARLP Partnership to reduce its production or by impairing its ability to supply coal to its customers.

Transportation costs represent a significant portion of the total cost of coal for the ARLP Partnership’s customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make the ARLP Partnership’s coal production less competitive than coal produced from other sources. Conversely, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. For instance, difficulty in coordinating the many eastern coal loading facilities, the large number of small shipments, the steeper average grades of the terrain and a more unionized workforce are all issues that combine to make coal shipments originating in the eastern United States inherently more expensive on a per-mile basis than coal shipments originating in the western United States. Historically, high coal transportation rates from the western coal producing areas into certain eastern markets limited the use of western coal in those markets. Lower or higher rail rates from the western coal producing areas to markets served by eastern U.S. coal producers have created major competitive challenges, as well as opportunities, for eastern coal producers. In the event of lower transportation costs, the increased competition could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

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

Since ARLP’s formation and the acquisition of its predecessor in August 1999, the ARLP Partnership has expanded its operations by adding and developing mines and coal reserves in existing, adjacent and neighboring properties. The ARLP Partnership continually seeks to expand its operations and coal reserves. If the ARLP Partnership is unable to successfully integrate the companies, businesses or properties it acquires through such expansion, the ARLP Partnership’s profitability may decline and it could experience a material adverse effect on its business, financial condition, or results of operations.

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

The estimates of the ARLP Partnership’s coal reserves may vary substantially from actual amounts of coal it is able to economically recover. The reserve data set forth in “Item 2. Properties” represent the ARLP Partnership’s engineering estimates. All of the reserves presented in this Annual Report on Form 10-K constitute proven and probable reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond the ARLP Partnership’s control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may vary considerably from actual results. These factors and assumptions relate to:

•	geological and mining conditions, which may not be fully identified by available exploration data and/or differ from the ARLP Partnership’s experiences in areas where it currently mines;

•	the percentage of coal in the ground ultimately recoverable;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulation by governmental agencies; and

•	assumptions concerning future coal prices, operating costs, capital expenditures, severance and excise taxes and development and reclamation costs.

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

The ARLP Partnership’s coal mining operations continue to be affected by commodity prices. The ARLP Partnership uses significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room and pillar method of mining. Steel prices have risen significantly in recent years, and historically, the prices of scrap steel, natural gas and coking coal consumed in the production of iron and steel have fluctuated. In 2007, the ARLP Partnership continued to experience increases in the cost of materials and supplies, particularly consumables such as steel, copper and power. There may be acts of nature or terrorist attacks or threats that could also increase the costs of raw materials. If the price of steel, petroleum products or other raw materials increase, the ARLP Partnership’s operational expenses will increase and could have a significant negative impact on its profitability.

Cash distributions are not guaranteed and may fluctuate with the ARLP Partnership’s performance. In addition, the ARLP Partnership’s managing general partner’s discretion in establishing financial reserves may negatively impact the AHGP Partnership’s receipt of cash distributions.

Distributions on ARLP’s common units depend on the amount of cash generated by the ARLP Partnership’s operations, which fluctuates from quarter to quarter. Therefore, the current quarterly distribution or any distribution may not be paid each quarter. The actual amount of cash that is available to be distributed each quarter will depend upon numerous factors, some of which are beyond the ARLP Partnership’s control and the control of MGP.

ARLP’s partnership agreement requires its managing general partner to deduct from operating surplus cash reserves that in its reasonable discretion are necessary for the proper conduct of the ARLP Partnership’s business, to comply with applicable law or agreements to which ARLP is a party or to provide funds for future distributions to ARLP’s partners. These cash reserves will affect the amount of cash available for distribution to ARLP’s unitholders, including us.

The ARLP Partnership’s indebtedness may limit its ability to borrow additional funds, make distributions to unitholders or capitalize on business opportunities.

The ARLP Partnership has long-term indebtedness, consisting of its outstanding 8.31% senior unsecured notes and its revolving credit facility. At December 31, 2007, the ARLP Partnership’s total indebtedness outstanding was $154.0 million. The ARLP Partnership’s leverage may:

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

The ARLP Partnership is subject to numerous and comprehensive federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Certain of these laws and regulations may impose joint and several strict liability without regard to fault or legality of the original conduct. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations. Complying with these laws and regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new laws or regulations (or judicial interpretations or more stringent enforcement of existing laws and regulations) may be adopted or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, in the future that could materially affect the ARLP Partnership’s mining operations, cash flow, and profitability, either through direct impacts such as new requirements impacting its existing mining operations, or indirect impacts such as new laws and regulations that discourage or limit its customers’ use of coal.

As a result of recent mining accidents that caused fatalities in West Virginia and Kentucky, Congress and several state legislatures (including those in West Virginia, Illinois and Kentucky) have passed new laws addressing mine safety practices and imposing stringent new mine safety and accident reporting requirements and increased civil and criminal penalties for violations of mine safety laws. Implementing and complying with these new laws and regulations has increased and will continue to increase the ARLP Partnership’s operating expense and continue to have an adverse effect on its results of operation and financial position. For more information, please read “Item 1. Business – Regulation and Laws – Mine Health and Safety Laws.”

Some of the ARLP Partnership’s operating subsidiaries lease a portion of the surface properties upon which their mining facilities are located.

The ARLP Partnership’s operating subsidiaries do not, in all instances, own all of the surface properties upon which their mining facilities have been constructed. Certain of the operating companies have constructed and now operate all or some portion of their facilities on properties owned by unrelated third-parties with whom the applicable company has entered into a long-term lease. The ARLP Partnership has no reason to believe that there exists any risk of loss of these leasehold rights given the terms and provisions of the subject leases and the nature and identity of the third-party lessors; however, in the unlikely event of any loss of these leasehold rights, operations could be disrupted or otherwise adversely impacted as a result of increased costs associated with retaining the necessary land use.

Tax Risks to Our Common Unitholders

If we or ARLP were to become subject to entity-level taxation for federal or state tax purposes, then our cash available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on AHGP being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this matter. The value of our investment in ARLP depends largely on ARLP being treated as a partnership for federal income tax purposes.

Despite the fact that we and ARLP are limited partnerships under Delaware law, it is possible in certain circumstances for a partnership such as ARLP’s or ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon ARLP’s current operations that we or ARLP would be so treated, a change in ARLP’s business or our business (or a change in current law) could cause us or ARLP to be treated as a corporation for federal income tax purposes or otherwise subject us or ARLP to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because taxes would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow and after-tax return to you, likely causing a substantial reduction in the value of our units.

If ARLP were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate and would likely pay state income tax at varying rates. Distributions to us would generally be taxable to you as corporate distributions, and no income, gains, losses, deduction or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our units.

Current law may change, causing us or ARLP to be treated as a corporation for federal income tax purposes or otherwise subjecting us or ARLP to entity level taxation. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us or ARLP as an entity, the cash available for distribution to you would be reduced.

ARLP’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects ARLP to taxation as a corporation or otherwise subjects ARLP to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on ARLP. Likewise, our cash distributions to you will be reduced if we or ARLP is subjected to any form of such entity-level taxation.

The tax treatment of our structure is subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury Regulations and other modifications and interpretations. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our Common Units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code section 7704(d). It is possible that these efforts could result in changes to the existing U.S. federal tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units or ARLP common units, and the costs of any such contest would reduce cash available for distribution to ARLP and our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions that we or ARLP take, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or ARLP take. A court may not agree with some or all of the positions we or ARLP take. Any contest with the IRS may materially and adversely impact the market for our common units or ARLP’s common units and the prices at which they trade. In addition, the costs of any contest with the IRS will be borne by ARLP and therefore indirectly by us, as a unitholder and as the owner of the general partner of ARLP. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that result from your share of our taxable income.

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

Tax-exempt entities and non-U.S. persons owning our units face unique tax issues that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, such as individual retirement accounts (known as “IRAs”) and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we or ARLP issue additional units or engage in certain other transactions, ARLP determines the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of ARLP’s unitholders and us. Although ARLP may from time to time consult with professional appraisers regarding valuation matters, including the valuation of its assets, ARLP makes many of the fair market value estimates of its assets itself using a methodology based on the market value of its common units as a means to measure the fair market value of its assets. ARLP’s methodology may be viewed as understating the value of ARLP’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain ARLP unitholders and us, which may be unfavorable to such ARLP unitholders. Moreover, under our current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to ARLP’s tangible assets and a lesser portion allocated to ARLP’s intangible assets. The IRS may challenge ARLP’s valuation methods, or our or ARLP’s allocation of Section 743(b) adjustment attributable to ARLP’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of ARLP’s unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A termination does not affect our classification as a partnership for federal income tax purposes.

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

Coal Reserves

The ARLP Partnership must obtain permits from applicable state regulatory authorities before beginning to mine particular reserves. For more information on this permitting process, and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals.”

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

At December 31, 2007, the ARLP Partnership had approximately 712.8 million tons of coal reserves. All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below) and adhere to the standards described in USGS Circular 831 and USGS Bulletin 1450-B. For information on the locations of the ARLP Partnership’s mines, please read “Mining Operations” under “Item 1. Business.”

The following table sets forth reserve information, at December 31, 2007, about each of the ARLP Partnership’s mining operations:

Operations	Mine Type	Heat Content (Btus per pound)	Proven and Probable Reserves				Reserve Assignment
			Pounds S02 per MMbtu
			<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned
			(tons in millions)
Illinois Basin Operations
Dotiki (KY)	Underground	12,300	—	—	125.6	125.6	125.6	—
Warrior (KY)	Underground	12,350	—	—	57.4	57.4	24.4	33.0
Hopkins (KY)	Underground	12,300	—	—	47.1	47.1	32.0	15.1
	/ Surface	11,500	—	—	7.8	7.8	7.8	—
River View (KY)	Underground	11,700	—	—	117.1	117.1	117.1	—
Pattiki (IL)	Underground	11,800	—	—	54.5	54.5	54.5	—
Gibson (North) (IN)	Underground	11,600	—	25.3	4.0	29.3	29.3	—
Gibson (South) (IN)	Underground	11,600	—	18.5	64.1	82.6	—	82.6

Region Total			—	43.8	477.6	521.4	390.7	130.7

Central Appalachian Operations
Pontiki (KY)	Underground	12,800	—	14.9	—	14.9	14.9	—
MC Mining (KY)	Underground	12,800	18.0	—	1.8	19.8	19.8	—

Region Total			18.0	14.9	1.8	34.7	34.7	—

Northern Appalachian Operations
Mettiki (MD)	Underground	13,000	—	2.8	7.4	10.2	10.2	—
Mountain View (WV)	Underground	13,000	—	5.1	14.2	19.3	19.3	—
Tunnel Ridge (PA/WV)	Underground	12,600	—	—	70.5	70.5	70.5	—
Penn Ridge (PA)	Underground	12,500	—	—	56.7	56.7	56.7	—

Region Total			—	7.9	148.8	156.7	156.7	—

Total			18.0	66.6	628.2	712.8	582.1	130.7

% of Total			2.5%	9.4%	88.1%	100.0%	81.7%	18.3%

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

Reserve estimates will change from time to time to reflect mining activities, additional analysis, new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors. Weir International Mining Consultants performed an overview audit of the ARLP Partnership’s reserves and calculation methods in October 2005.

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product. All of the ARLP Partnership’s reserves are steam coal, except for the coal being produced at the small contour strip operation at the Mettiki (MD) complex, which has metallurgical qualities. The 18.0 million tons of reserves listed as <1.2 pounds of SO2 per MMbtu are compliance coal under Phase II of CAA.

Assigned reserves are those reserves that have been designated for mining by a specific operation.

Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.

Btu values are reported on an as-shipped, fully washed basis. Shipments that are either fully or partially raw will have a lower Btu value.

The ARLP Partnership controls certain leases for coal deposits that are near, but not contiguous to, its primary reserve bases. The tons controlled by these leases are classified as non-reserve coal deposits and are not included in the ARLP Partnership’s reported reserves. These non-reserve coal deposits are as follows: Dotiki – 15.6 million tons, Pattiki – 4.9 million tons, Hopkins County Coal – 1.8 million tons, River View – 24.7 million tons, Gibson (North) – 1.4 million tons, Gibson (South) – 11.1 million tons, Warrior – 3.0 million tons, Tunnel Ridge – 7.0 million tons, Penn Ridge – 3.4 million tons and Pontiki – 0.2 million tons.

The ARLP Partnership leases most of its reserves and generally has the right to maintain leases in force until the exhaustion of the mineable and merchantable coal within the leased premises or for so long as it is conducting mining operations in a larger defined coal reserve area. These leases provide for royalties to be paid to the lessor at a fixed amount per ton or as a percentage of the sales price. Many leases require payment of minimum royalties, payable either at the time of the execution of the lease or in periodic installments, even if no mining activities have begun. These minimum royalties are normally credited against the production royalties owed to a lessor once coal production has commenced.

Acquisition of Illinois Basin Coal Reserves. In June 2007, the ARLP Partnership, through its subsidiary, Alliance Resource Properties, LLC (“Alliance Resource Properties”), acquired from a subsidiary of Consol Energy, Inc. the rights to approximately 78.4 million tons of high-sulfur coal reserves encompassing approximately 13,500 acres located in Webster and Hopkins Counties, Kentucky. As a result of the purchase, the ARLP Partnership gained control of approximately 78.4 million tons of coal in the Kentucky No. 9, No. 11 and No. 13 coal seams, along with related surface properties. Additionally, as a result of this transaction, the ARLP Partnership reclassified 8.4 million tons of high-sulfur non-reserve coal deposits as reserves, increasing our reserves at the time by approximately 14%.

Mining Operations

The following table sets forth production and other data about each of the ARLP Partnership’s mining operations:

Operations	Location	Tons Produced			Transportation	Equipment
		2007	2006	2005
		(tons in millions)
Illinois Basin Operations
Dotiki	Kentucky	4.6	4.7	4.7	CSX, PAL, truck	CM
Warrior	Kentucky	4.6	4.5	4.1	CSX, PAL, truck	CM
Hopkins	Kentucky	2.6	1.6	0.9	CSX, PAL, truck	DL, CM
Pattiki	Illinois	2.9	2.5	2.6	EVW, barge	CM
Gibson (North)	Indiana	3.2	3.6	3.4	CSX, NS, truck, barge	CM

Region Total		17.9	16.9	15.7

Central Appalachian Operations
Pontiki	Kentucky	1.4	1.6	1.7	NS, truck, barge	CM
MC Mining	Kentucky	1.8	1.9	1.6	CSX, truck, barge	CM

Region Total		3.2	3.5	3.3

Northern Appalachian Operations
Mettiki	Maryland	0.4	2.8	3.3	Truck, CSX	LW, CM, CS
Mountain View	West Virginia	2.8	0.5	—	Truck, CSX	LW, CM

Region Total		3.2	3.3	3.3

TOTAL		24.3	23.7	22.3

CSX	-	CSX Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
CS	-	Contour Strip
DL	-	Dragline with Stripping Shovel, Front End Loaders and Dozers
LW	-	Longwall
EVW	-	Evansville Western Railroad

ITEM 3.	LEGAL PROCEEDINGS

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

On April 24, 2006, the ARLP Partnership was served with a complaint from Mr. Ned Comer, et al., who it refers to as the plaintiffs, alleging that approximately 40 oil and coal companies, including the ARLP Partnership, which it refers to as the defendants, are liable to the plaintiffs for tortiously causing damage to plaintiffs’ property in Mississippi. The plaintiffs allege that the defendants’ greenhouse gas emissions caused global warming and resulted in the increase in the destructive capacity of Hurricane Katrina. On August 30, 2007, the court dismissed the plaintiffs’ complaint. On September 17, 2007, plaintiffs filed a notice of appeal of that dismissal to the United States Court of Appeals for the Fifth Circuit and their appeal is pending. The ARLP Partnership believes this complaint is without merit and the ARLP Partnership does not believe that an adverse decision in this litigation matter, if any, would have a material adverse effect on the ARLP Partnership’s business, financial position or results of operations.

On June 15, 2006, Mettiki (MD) was issued a Notice of Violation by the Maryland Department of Environment (“MDE”) for alleged exceedances of permitted sulfur dioxide emissions. These alleged exceedances occurred between May 23, 2006 and June 12, 2006, at the Mettiki (MD) Thermal Coal Dryer associated with the longwall mining operation, located in Garrett County, Maryland. This self-reported violation was promptly corrected and Mettiki (MD) demonstrated to the satisfaction of MDE that it is in compliance with MDE regulations. On July 18, 2007, a consent decree was filed by the MDE which required Mettiki (MD) to pay a penalty assessment of $150,000. The assessment has been paid.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners’ interests are listed on the NASDAQ Global Select Market under the symbol “AHGP”. The common units began trading on May 10, 2006. On March 3, 2008, the closing market price for the common units was $22.42 per unit and there were 59,863,000 common units outstanding. There were approximately 5,136 record holders and beneficial owners (held in street name) of common units at December 31, 2007.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit
2nd Quarter 2006 (1)	$26.25	$19.97	$0.215 (paid August 18, 2006)
3rd Quarter 2006	$22.77	$19.05	$0.215 (paid November 17, 2006)
4th Quarter 2006	$20.75	$18.41	$0.250 (paid February 19, 2007)
1st Quarter 2007	$24.36	$19.66	$0.250 (paid May 18, 2007)
2nd Quarter 2007	$31.49	$23.00	$0.265 (paid August 17, 2007)
3rd Quarter 2007	$33.73	$21.73	$0.265 (paid November 19, 2007)
4th Quarter 2007	$27.64	$20.39	$0.2875 (paid February 19, 2008)

(1)	The second quarter unit distribution of $0.215 was prorated for the 52-day period beginning May 10, 2006 (the day after we completed our IPO) to June 30, 2006 and was based on a declared initial quarterly distribution rate of $0.215 per unit.

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

Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” contained herein.

ITEM 6.	SELECTED FINANCIAL DATA

We were formed in November 2005 and, therefore, we do not have any historical financial statements before that date. On May 15, 2006, we completed our IPO of 12,500,000 common units representing limited partner interests in us at a price of $25.00 per unit. Concurrent with the closing of the IPO, Alliance Management Holdings, LLC (“AMH”) and AMH II, LLC (“AMH II”) (which were the previous owners of MGP), AHGP and SGP entered into a Contribution Agreement (“Contribution Agreement”) pursuant to which 100% of the members’ interest in MGP, ARLP’s incentive distribution rights, 15,550,628 of ARLP’s common units and a 0.001% managing interest in Alliance Coal were contributed to us.

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

Since we own MGP, our historical financial statements reflect the consolidated results of the ARLP Partnership. The amount of earnings of the ARLP Partnership allocated to its limited partners’ interests, not owned by us, is reflected as a non-controlling interest in our consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as non-controlling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts paid to Alliance Coal under an Administrative Services Agreement in addition to amounts paid to AGP under our partnership agreement.

Our historical financial data below was derived from the AHGP Partnership’s audited consolidated financial statements as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

	Year Ended December 31,
	2007	2006	2005	2004	2003
(in millions, except per unit and per ton data)
Statements of Income
Sales and operating revenues:
Coal sales	$960.3	$895.8	$768.9	$599.4	$501.6
Transportation revenues	37.7	39.9	39.1	29.8	19.5
Other sales and operating revenues	35.0	31.5	30.7	24.1	21.6

Total revenues	1,033.0	967.2	838.7	653.3	542.7

Expenses:
Operating expenses	685.1	627.8	521.5	436.4	368.8
Transportation expenses	37.7	39.9	39.1	29.8	19.5
Outside purchases	22.0	19.2	15.1	9.9	8.5
General and administrative	36.7	32.1	33.5	45.4	28.3
Depreciation, depletion and amortization	85.3	66.5	55.6	53.7	52.5
Net gain from insurance settlement (1)	(11.5)	—	—	(15.2)	—

Total operating expenses	855.3	785.5	664.8	560.0	477.6

Income from operations	177.7	181.7	173.9	93.3	65.1
Interest expense	(11.6)	(12.2)	(14.6)	(15.8)	(16.3)
Interest income	1.7	3.0	2.8	0.8	0.3
Other income (expense)	1.4	0.9	0.6	1.1	1.4

Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest	169.2	173.4	162.7	79.4	50.5
Income tax expense (benefit)	1.7	3.0	2.7	2.7	2.6

Income before cumulative effect of accounting change, minority interest and non-controlling interest	167.5	170.4	160.0	76.7	47.9
Cumulative effect of accounting change (2)	—	0.1	—	—	—
Minority Interest	0.3	0.2	—	—	—

Income before non-controlling interest	167.8	170.7	160.0	76.7	47.9
Affiliate non-controlling interest in consolidated partnership’s net income	—	—	—	—	—
Non-affiliate non-controlling interest in consolidated partnership’s net income	(79.9)	(85.0)	(84.4)	(41.5)	(26.5)

Net Income	$87.9	$85.7	$75.6	$35.2	$21.4

Basic and diluted net income per limited partner unit	$1.47	$1.55	$1.60	$0.74	$0.45

Weighted average number of units outstanding-basic and diluted	59,863,000	55,445,192	47,363,000	47,363,000	47,363,000

Balance Sheet Data:
Working capital	$26.0	$37.2	$76.1	$54.2	$16.4
Total assets	702.5	635.5	532.8	412.9	336.6
Long-term obligations (3)	137.1	127.5	144.0	162.0	180.0
Total liabilities	385.1	387.2	376.9	357.6	323.9
Partners’ capital	262.6	227.4	189.6	147.7	135.1
Other Operating Data:
Tons sold	24.7	24.4	22.8	20.8	19.5
Tons produced	24.3	23.7	22.3	20.4	19.2
Revenues per ton sold (4)	$40.30	$38.00	$35.07	$29.98	$26.83
Cost per ton sold (5)	$30.11	$27.83	$25.00	$23.64	$20.80
Other Financial Data:
Net cash provided by operating activities	$241.6	$249.2	$193.6	$145.2	$110.3
Net cash used in investing activities	(178.7)	(137.7)	(110.2)	(77.6)	(77.8)
Net cash used in financing activities	(98.2)	(106.6)	(82.6)	(46.5)	(31.5)
EBITDA (6)	264.4	249.2	230.1	148.0	119.0
Maintenance capital expenditures (7)	76.3	67.8	56.7	31.6	30.0

(1)	Represents the net gain from the final settlement with the ARLP Partnership’s insurance underwriters for claims relating to a mine fire at MC Mining in 2007 (Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – MC Mining Mine Fire”) and the mine fire at Dotiki in 2004.

(2)	Represents the cumulative effect of the accounting change attributable to the adoption of SFAS No. 123R, Share-Based Payments, on January 1, 2006.

(3)	Long-term obligations include long-term portions of debt and capital lease obligations.

(4)	Revenues per ton sold are based on the total of coal sales and other sales and operating revenues divided by tons sold.

(5)	Cost per ton sold is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

(6)	EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense, interest income and depreciation, depletion and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following table presents a reconciliation of (a) GAAP “Cash Flows Provided by Operating Activities” to a non-GAAP EBITDA and (b) non-GAAP EBITDA to GAAP income before non-controlling interest (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Cash flows provided by operating activities	$241,552	$249,239	$193,626	$145,190	$110,292
Non-cash compensation expense	(3,925)	(4,112)	(8,193)	(20,320)	(7,687)
Asset retirement obligations	(2,419)	(2,101)	(1,918)	(1,622)	(1,341)
Coal inventory adjustment to market	(21)	(319)	(573)	(488)	(687)
Net gain (loss) on sale of property, plant and equipment	3,189	1,188	(179)	332	885
Gain from insurance recoveries for property damage	2,357	—	—	—	—
Gain from insurance settlement proceeds received in a prior period	5,088	—	—	—	—
Other	(811)	(1,119)	(580)	(587)	(532)
Loss on retirement of damaged vertical belt equipment	—	—	(1,298)	—	—
Net effect of working capital changes	7,789	(5,802)	34,767	7,917	(506)
Interest expense, net	9,928	9,185	11,811	14,963	15,981
Income taxes	1,670	3,013	2,682	2,641	2,577

EBITDA	264,397	249,172	230,145	148,026	118,982
Depreciation, depletion and amortization	(85,310)	(66,497)	(55,647)	(53,674)	(52,505)
Interest expense, net	(9,928)	(9,185)	(11,811)	(14,963)	(15,981)
Income taxes	(1,670)	(3,013)	(2,682)	(2,641)	(2,577)
Cumulative effect of accounting change	—	112	—	—	—
Minority interest	332	161	—	—	—

Income before non-controlling interest	$167,821	$170,750	$160,005	$76,748	$47,919

(7)	The ARLP Partnership’s maintenance capital expenditures, as defined under the terms of its partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of its capital assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operation should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, please see “Item 8. Financial Statements and Supplementary Data. - Note 1. Organization and Presentation” and “Note 2. Summary of Significant Accounting Policies.”

Executive Overview

The AHGP Partnership

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

Our primary business objective is to increase our cash distributions to our unitholders by actively assisting the ARLP Partnership in executing its business strategy. The ARLP Partnership’s business strategy is to create sustainable, capital-efficient growth in distributable cash flow to maximize its distribution to its unitholders by:

•	expanding its operations by adding and developing mines and coal reserves in existing, adjacent or neighboring properties;

•	extending the lives of its current mining operations through acquisition and development of coal reserves using its existing infrastructure;

•	continuing to make productivity improvements to remain a low-cost producer in each region in which it operates;

•	strengthening its position with existing and future customers by offering a broad range of coal qualities, transportation alternatives and customized services; and

•	developing strategic relationships to take advantage of opportunities created within the coal industry.

The ARLP Partnership

The ARLP Partnership is a diversified producer and marketer of steam coal primarily to major U.S. utilities and industrial users. In 2007, the ARLP Partnership’s total production was 24.3 million tons and total sales were 24.7 million tons. The coal the ARLP Partnership produced in 2007 was approximately 25.9% low-sulfur coal, 13.2% medium-sulfur coal and 60.9% high-sulfur coal. The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

The ARLP Partnership currently operates eight mining complexes, and at December 31, 2007, had approximately 712.8 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. The ARLP Partnership believes it controls adequate reserves to implement its currently contemplated mining plans. The ARLP Partnership also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. Please see “Item 1. Business – Mining Operations” for further discussion of the ARLP Partnership mines. Three of the ARLP Partnership’s mining complexes supplied coal feedstock and provided services to third-party coal synfuel facilities located at or near these complexes. Operations at these third-party synfuel facilities ended in December 2007. A more detailed discussion of the synfuel-related arrangements is described below under “– Liquidity and Capital Resources.”

As discussed in more detail in “Item 1A. Risk Factors,” the ARLP Partnership’s results of operations in the short-term could be negatively impacted by prices for fuel, steel, explosives and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments. On a long-term basis, the ARLP Partnership’s results of operations could be impacted by its ability to obtain and renew permits necessary for its operations, secure or acquire coal reserves, find replacement buyers for coal under contracts with comparable terms to existing contracts, or the passage of new or expanded regulations that could limit its ability to mine, increase its mining costs or limit its customers’ ability to utilize coal as fuel for electricity generation.

The ARLP Partnership’s principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes. Unlike many of the ARLP Partnership’s competitors in the eastern U.S., it employs a totally union-free workforce. Many of the benefits of the union-free workforce are not necessarily reflected in direct costs, but the ARLP Partnership believes they relate to higher productivity. In addition, while the ARLP Partnership does not pay its customers’ transportation costs, they may be substantial and are often the determining factor in a coal consumer’s contracting decision. The ARLP Partnership’s mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern U.S.

We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern United States. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

•

Illinois Basin segment is comprised of Webster County Coal’s Dotiki mine, Gibson County Coal’s Gibson North mine and Gibson South property, Hopkins County Coal’s Elk Creek mine, White County Coal’s Pattiki mine and Warrior Coal’s Cardinal mine, the River View property and Alliance Resource Properties, LLC. In 2007, mine development began at the River View property. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

•	Central Appalachian segment is comprised of Pontiki Coal’s Pond Creek and Van Lear mines, and MC Mining’s Excel No. 3 mine.

•

Northern Appalachian segment is comprised of Mettiki Coal’s D-Mine and Mettiki Coal (WV)’s Mountain View mine, two small third-party mining operations, and the Tunnel Ridge and Penn Ridge coal properties. In late 2006, the ARLP Partnership completed the transition of longwall operations from the D-Mine to the Mountain View mine. The ARLP Partnership is in the process of permitting the Tunnel Ridge and Penn Ridge properties for future mine development. For more information on the permitting process, and matters that could hinder or delay the process, please read “Item 1. Business – Regulation and Laws – Mining Permits and Approvals.”

•	Other and Corporate segment includes marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, MAC and MDG.

How the ARLP Partnership Evaluates its Performance

The ARLP Partnership’s management uses a variety of financial and operational measurements to analyze its segment performance. Primary measurements include the following: (1) salable tons produced per unit shift; (2) coal sales price per ton; (3) Segment Adjusted EBITDA Expense per ton; and (4) EBITDA.

Salable Tons Produced Per Unit Shift. The ARLP Partnership reviews salable tons produced per unit shift as part of its operational analysis to measure the productivity of its operating segments which is significantly influenced by mining conditions and the efficiency of its preparation plants.

Coal Sales Price per Ton. The ARLP Partnership defines coal sales price per ton as total coal sales divided by tons sold. The ARLP Partnership reviews coal sales price per ton for our marketing efforts, market demand and trend analysis.

Segment Adjusted EBITDA Expense per Ton. The ARLP Partnership defines Segment Adjusted EBITDA Expense per ton as the sum of operating expenses, outside purchases and other income divided by total tons sold. The ARLP Partnership reviews segment adjusted EBITDA expense per ton for cost trends.

EBITDA. The ARLP Partnership defines EBITDA as net income before net interest expense, income taxes, depreciation, depletion and amortization, cumulative effect of accounting change and minority interest. EBITDA is used as a supplemental financial measure by the ARLP Partnership’s management and by external users of its financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis,

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Sources of the ARLP Partnership’s Revenues and 2008 Expectations

In 2007, approximately 86.9% of the ARLP Partnership’s sales tonnage was consumed by electric utilities (or coal synfuel facilities whose ultimate customers were electric utilities) with the balance consumed by cogeneration plants and industrial users. In 2007, approximately 90.2% of the ARLP Partnership’s sales tonnage, including approximately 94.0% of its medium- and high-sulfur coal sales tonnage, was sold under long-term contracts. The balance of the ARLP Partnership’s sales were made in the spot market. The ARLP Partnership’s long-term contracts contribute to its stability and profitability by providing greater predictability of sales volumes and sales prices. In 2007, approximately 93.4% of the ARLP Partnership’s medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as scrubbers, to remove sulfur dioxide.

The ARLP Partnership is currently anticipating coal production for 2008 in a range of 26.2 to 26.7 million tons, essentially all of which is committed to contract pricing. The ARLP Partnership has also secured sales commitments for approximately 18.9 million tons, 15.5 million tons and 12.1 million tons in 2009, 2010 and 2011, respectively, of which approximately 8.3 million tons, 9.7 million tons and 9.7 million tons currently remain open to market pricing in 2009, 2010 and 2011, respectively.

During 2008, the ARLP Partnership is expecting total average coal sales prices per ton to be comparable to 2007 levels, excluding synfuel-related benefits. Based on current estimates for coal production and coal sales prices, the ARLP Partnership is anticipating 2008 revenues in a range of $1.0 to $1.03 billion, excluding transportation revenues.

The ARLP Partnership is currently estimating 2008 operating expenses per ton will be comparable to 2007 levels. The lower costs for producing the incremental tons discussed above are expected to offset anticipated cost increases attributable to labor and benefits, maintenance, regulatory compliance, and materials and supplies.

Expiration of Federal Non-Conventional Source Fuel Tax Credit

In recent years, the ARLP Partnership has earned a material amount of income by supplying three third-party coal synfuel facilities with coal feedstock and related services. For 2007 the incremental net income benefit from the combination of the various coal synfuel-related agreements was approximately $28.5 million, assuming that coal pricing would not have increased without the availability of synfuel. The federal synfuel tax benefit expired on December 31, 2007. While the ARLP Partnership has alternative purchasers for its coal that would have been previously sold to the synfuel facilities, the ARLP Partnership may not be able to recover the $28.5 million in incremental net income benefit from its synfuel related operations. A more detailed description of the ARLP Partnership’s synfuel-related arrangements is included below under “– Liquidity and Capital Resources.”

Analysis of Historical Results of Operations

2007 Compared with 2006

In 2007, we reported income before non-controlling interest of $167.8 million, a decrease of 1.7% compared to 2006 income before non-controlling interest of $170.8 million. The 2007 results were negatively impacted by higher materials and supplies and maintenance expenses per ton, higher incentive compensation expenses and increased depreciation and amortization, partially offset by higher average coal sales prices per ton and a $12.3 million benefit representing the net gain and reduced operating expenses associated with the final settlement of claims related to the mine fire at MC Mining described below (the “MC Mining Mine Fire”).

	December 31,		December 31,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	24,725	24,351	N/A	N/A
Tons produced	24,269	23,738	N/A	N/A
Coal sales	$960,354	$895,823	$38.84	$36.79
Operating expenses and outside purchases	$707,054	$646,969	$28.60	$26.57

Coal sales. Coal sales increased 7.2% to $960.3 million for 2007 from $895.8 million for 2006. The increase of $64.5 million reflected increased sales volumes (contributing $13.8 million of the increase) and higher average coal sales prices (contributing $50.7 million of the increase). Tons sold increased 1.5% to 24.7 million tons for 2007 from 24.4 million tons in 2006. Tons produced increased 2.2% to 24.3 million tons for 2007 from 23.7 million tons in 2006. Average coal sales prices increased 5.6%, or $2.05 per ton sold, in 2007 as compared to 2006, primarily attributable to higher pricing on long-term sales contracts particularly in the Northern Appalachian segment described below.

Operating expenses. Operating expenses increased 9.1% to $685.1 million in 2007 from $627.8 million in 2006. The increase of $57.3 million primarily resulted from an increase in operating expenses associated with additional 407,000 produced tons sold as well as the following specific factors:

•

Labor and benefit expenses per ton increased 1.3% to $9.69 per ton in 2007 from $9.57 per ton in 2006. The increase of $0.12 per ton resulted from pay rate increases, higher health care costs, productivity reductions due to recently enacted federal and state regulations partly offset by lower workers’ compensation expense due to changes in estimates associated with year end valuations and improved productivity at certain mines that transitioned out of the development stage in 2006;

•

Material and supplies and maintenance expenses per ton increased 8.4% and 8.2%, respectively, to $8.75 and $3.05 per ton respectively in 2007 from $8.07 and $2.82 per ton, respectively, in 2006. The respective increases of $0.68 and $0.23 per ton resulted from increased costs for certain products and services (particularly roof support costs and transportation costs) used in the mining process, as well as, higher regulatory compliance costs. Those regulations also contributed to increased mine administrative expenses;

•

Production taxes and royalties (which were incurred as a percentage of coal sales or based on coal volumes) increased $10.2 million and included the impact of West Virginia severance tax on coal sold from Mountain View mine as compared to Maryland. The ARLP Partnership completed the transition of longwall operations to the Mountain View mine in West Virginia from the depleted Mettiki D-Mine in Maryland in the fourth quarter of 2006;

•

Reduced expenses of $9.0 million in 2007 as compared to 2006 were associated with the purchase and sale of more coal during 2006 under a settlement agreement the ARLP Partnership entered into with ICG in November 2005. Consistent with the guidance in the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki Coal’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense. The ARLP Partnership fully satisfied its coal sales agreement with ICG in April 2007. For more information about the ICG settlement agreement, please read “Other” under “Item 8. Financial Statements and Supplementary Data – Note 19. Commitments and Contingencies”;

•

The 2006 operating expenses were reduced by $13.9 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with mine development. See “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies - Mine Development Costs”;

•

Reduced tax credit benefits of $6.6 million in 2007 were due to reduced coal production in Maryland. (See comments above concerning production taxes and royalties and depletion of the Mettiki D-Mine in Maryland); and

•	2007 benefited from net gains of $3.2 million realized from sale of surplus equipment.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of rental and service fees from coal synfuel production facilities and Mt. Vernon transloading revenues. Other sales and operating revenues increased 10.8% to $34.9 million in 2007 from $31.5 million in 2006. The increase of $3.4 million was primarily attributable to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities, increased revenues from hoist and control system services, mine safety services and products and revenues from outside services, partially offset by lower transloading revenues due to decreased volumes. Synfuel operations ended on December 31, 2007. A more detailed discussion of the synfuel-related arrangements is discussed below under “– Liquidity and Capital Resources.”

Outside purchases. Outside purchases increased $2.8 million to $22.0 million in 2007 from $19.2 million in 2006. The increase was primarily attributable to an increase in outside purchases in the Central Appalachia region to supply new market opportunities partially offset by lower purchases in the Illinois Basin and Northern Appalachian regions.

General and administrative. General and administrative expenses for 2007 increased to $36.7 million compared to $32.2 million for 2006. The increase of $4.5 million was primarily attributable to increased headcount and related salary and benefit costs and higher incentive compensation expense. We additionally experienced higher general and administrative expenses in 2007 because we had a full year of incremental expenses associated with being a publicly traded partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased to $85.3 million in 2007 compared to $66.5 million in 2006. The increase of $18.8 million was primarily attributable to additional depreciation expense associated with an increase in capital expenditures, particularly at the ARLP Partnership’s Elk Creek, Mountain View and Van Lear mines, and other infrastructure investments in recent years that have increased its production capacity.

Interest expense. Interest expense, net of capitalized interest, decreased to $11.7 million in 2007 from $12.2 million in 2006. The decrease of $0.5 million was principally attributable to reduced interest expense resulting from the August 2007 and 2006 scheduled principal payments of $18.0 million, respectively, on the ARLP Partnership’s senior notes, partially offset by increased interest expense under its revolving credit facility.

Interest income. Interest income decreased to $1.7 million for 2007 from $3.0 million in 2006. The decrease of $1.3 million resulted from decreased interest income earned on marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006.

Transportation revenues and expenses. Transportation revenues and expenses decreased 5.5% to $37.7 million in 2007 from $39.9 million for 2006. The decrease of $2.2 million was primarily attributable to lower average per ton transportation charges in 2007 as compared to 2006, primarily driven by the location of the ARLP Partnership’s customers for which it arranged transportation. The decrease was partially offset by higher transported coal volumes in 2007. The cost of transportation services are a pass-through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest. Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest decreased 2.5% to $169.2 million for 2007 compared to $173.5 million for 2006. The decrease of $4.3 million reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense decreased to $1.7 million for 2007 from $3.0 million for 2006. The decrease of $1.3 million resulted from a state income tax on limited liability companies in Kentucky related to income from a limited liability company prior to our IPO as well as operating losses associated with Matrix Design Group, LLC (“Matrix Design”), a business Alliance Services acquired in September 2006, partially offset by increased tax expense due to increased volumes at the third-party coal synfuel facilities.

Cumulative effect of accounting change. The cumulative effect of accounting change $0.1 million was attributable to the adoption of SFAS No. 123R, Share-Based Payment, on January 1, 2006.

Minority interest. In March 2006, White County Coal and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net loss was $0.3 million for 2007 and $0.2 million for 2006, and is recorded as minority interest on our consolidated income statement.

Segment Information. Please read “Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information” for more information concerning our reportable segments. Our 2007 Segment Adjusted EBITDA increased $19.8 million, or 7.0%, to $301.1 million from 2006 Segment Adjusted EBITDA of $281.3 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2007	2006
Segment Adjusted EBITDA
Illinois Basin	$208,658	$206,209	$2,449	1.2%
Central Appalachia	58,937	40,050	18,887	47.2%
Northern Appalachia	35,478	29,911	5,567	18.6%
Other and Corporate	(1,952)	5,154	(7,106)	(3)
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (1)	$301,121	$281,324	$19,797	7.0%

Tons sold
Illinois Basin	17,970	17,354	616	3.5%
Central Appalachia	3,455	3,552	(97)	(2.7)%
Northern Appalachia	3,300	3,423	(123)	(3.6)%
Other and Corporate	—	22	(22)	(3)
Elimination	—	—	—	—

Total tons sold	24,725	24,351	374	1.5%

Coal sales
Illinois Basin	$612,850	$587,087	$25,763	4.4%
Central Appalachia	193,104	182,922	10,182	5.6%
Northern Appalachia	147,315	106,628	40,687	38.2%
Other and Corporate	7,085	19,186	(12,101)	(63.1)%
Elimination	—	—	—	—

Total coal sales	$960,354	$895,823	$64,531	7.2%

Other sales and operating revenues
Illinois Basin	$25,371	$24,168	$1,203	5.0%
Central Appalachia	99	304	(205)	(67.4)%
Northern Appalachia	4,201	2,010	2,191	(3)
Other and Corporate	10,076	7,324	2,752	37.6%
Elimination	(4,802)	(2,266)	(2,536)	(3)

Total other sales and operating revenues	$34,945	$31,540	$3,405	10.8%

Segment Adjusted EBITDA Expense
Illinois Basin	$429,563	$405,045	$24,518	6.1%
Central Appalachia	145,759	143,176	2,583	1.8%
Northern Appalachia	116,037	78,727	37,310	47.4%
Other and Corporate	19,112	21,357	(2,245)	(10.5)%
Elimination	(4,802)	(2,266)	(2,536)	(3)

Total Segment Adjusted EBITDA Expense (2)	$705,669	$646,039	$59,630	9.2%

(1)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change, minority interest, interest expense, interest income, depreciation, depletion and amortization, and general and administrative expense.

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Year Ended December 31,
	2007	2006
Segment Adjusted EBITDA	$301,121	$281,324
General and administrative	(36,724)	(32,152)
Depreciation, depletion and amortization	(85,310)	(66,497)
Interest expense, net	(9,928)	(9,185)
Income taxes	(1,670)	(3,013)
Cumulative effect of accounting change	—	112
Minority interest	332	161

Income before non-controlling interest	$167,821	$170,750

(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, consequently it does not realize any margin on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of our segments. In the ARLP Partnership’s evaluation of EBITDA, which is discussed above under “- How We Evaluate Our Performance,” Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside purchases.

The following is a reconciliation of Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Year Ended December 31,
	2007	2006
Segment Adjusted EBITDA Expense	$705,669	$646,039
Outside purchases	(21,969)	(19,213)
Other income	1,385	930

Operating expense	$685,085	$627,756

(3)	Percentage increase or decrease was greater than or equal to 100%.

Illinois Basin – Segment Adjusted EBITDA for 2007, as defined in reference (1) to the table above, increased 1.2%, to $208.7 million from 2006 Segment Adjusted EBITDA of $206.2 million. The increase of $2.5 million was primarily attributable to increased coal sales which rose by $25.8 million, or 4.4%, to $612.9 million during 2007 as compared to $587.1 million in 2006. Coal sales benefited from increased tons sold of 0.6 million tons (contributing $20.9 million of the increase in coal sales) reflecting expanded production capacity at the Hopkins mine and improved productivity at the Pattiki and Warrior mines. Additionally, increased coal sales in 2007 reflected higher average coal sales price per ton which increased $0.27 per ton to $34.10 per ton (contributing $4.9 million of the increase in coal sales). The price increase was primarily the result of higher pricing on long-term sales contracts. Other sales and operating revenues increased $1.2 million, primarily due to an increase in rent and service fees associated with increased synfuel volumes at the ARLP Partnership’s third-party coal synfuel facilities. Please read “Executive Overview” above for a discussion regarding the status of third-party coal synfuel facilities. Total Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for 2007 increased 6.1% to $429.6 million from $405.0 million in 2006. On a per ton sold basis, 2007 Segment Adjusted EBITDA Expense rose to $23.90 per ton or 2.4% over the 2006 Segment Adjusted EBITDA Expense of $23.34 per ton. In addition to the increased tons sold, increased Segment Adjusted EBITDA Expense in 2007 compared to 2006 reflects the impact of cost increases described above under consolidated operating expenses.

Central Appalachia – Segment Adjusted EBITDA for 2007, as defined in reference (1) to the table above, increased $18.9 million, or 47.2%, to $58.9 million as compared to 2006 Segment Adjusted EBITDA of $40.0 million. The increase was primarily the result of the final settlement of the MC Mining Mine Fire, which resulted in a net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million (please read “– MC Mining Mine Fire” below) and higher average coal sales price per ton discussed above of $55.89 in 2007, an increase of $4.39 per ton or 8.5% over the 2006 average coal sales price per ton of $51.50 (contributing a $15.2 million increase in coal sales). Coal sales increased $10.2 million or 5.6% to $193.1 million for 2007 as compared to $182.9 million for 2006, reflecting higher average coal sales price per ton partially offset by a decrease of 2.7% in tons sold, or 97,000 tons (contributing a $5.0 million decrease in coal sales). Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for 2007 increased 1.8% to $145.8 million. The increase in Segment Adjusted EBITDA Expense per ton of $1.89 or 4.7% to $42.19 in 2007, as compared to 2006, was primarily a result of higher operating expenses associated with recently enacted federal and state regulations and increased purchased coal volumes, among other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA for 2007, as defined in reference (1) to the table above, increased $5.6 million, or 18.6%, to $35.5 million as compared to 2006 Segment Adjusted EBITDA of $29.9 million. The net increase in Segment Adjusted EBITDA reflects both an increase in the average sales price of $13.49 per ton to $44.64 per ton during 2007 as compared to $31.15 per ton during 2006 due to new coal sales contracts, as well as increased other sales and operating revenues of $2.2 million, partially offset by an increase in Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, of $12.16 per ton to $35.16 per ton during 2007 as compared to $23.00 per ton during 2006. These variances reflect the impact of higher coal sales contract prices, as well as, higher operating costs resulting from the transition of the Mettiki D-Mine longwall operation in Maryland to the new Mountain View longwall operation in West Virginia. Other impacts on Segment Adjusted EBITDA for 2007 as compared to 2006 include a 3.6% decrease in sold tonnage volume, increased other sales and operating revenues of $2.2 million, and the cost increases described above under consolidated operating expenses.

Other and Corporate – The decrease in Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, primarily reflects lower operating expenses in 2007 attributable to lower brokerage coal purchases associated with the ICG agreement referred to above under consolidated operating expenses, partially offset by increased expenses associated with higher outside services revenue, which includes MAC and Matrix Design.

Elimination – The increase is primarily comprised of the elimination of sales and operating expenses between MAC and MDG and the ARLP Partnership’s operating mines.

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

Operating expenses. Operating expenses increased 20.4% to $627.8 million in 2006 from $521.5 million in 2005. The increase of $106.3 million primarily resulted from increased operating expenses associated with additional coal sales of 1.5 million tons, including the following specific factors:

•

Labor and benefit expenses per ton increased 12.9% to $9.57 per ton in 2006 from $8.48 per ton in 2005. The increase of $1.09 per ton resulted from pay and bonus rate increases, adverse workers’ compensation claims developments, escalating health care costs, higher long-term disability costs and productivity reductions in 2006 during transition periods related to various mine development projects;

•

Materials and supplies and maintenance expenses per ton increased 17.0% and 8.5%, respectively, to $8.07 and $2.82 per ton in 2006 from $6.90 and $2.60 per ton, respectively, in 2005. The respective increases of $1.17 and $0.22 per ton resulted from industry-wide cost increases for the products and services used in the mining process (particularly consumables such as copper, steel and power) and higher costs per ton during transition periods in 2006 related to various mine development projects;

•	Contract mining costs increased $3.9 million, primarily reflecting increased production volume at two small third-party mining operations at Mettiki (MD);

•	Production taxes and royalties (which were incurred as a percentage of coal sales or based on coal volumes) increased $6.8 million;

•	Property insurance costs increased $3.8 million;

•

Increased expenses of $13.4 million in 2006 were associated with the purchase of tons under the settlement agreement the ARLP Partnership entered into with ICG in November 2005. Consistent with the guidance in the FASB’s EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty Pontiki Coal’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense in Other and Corporate Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change, minority interest, interest income, interest expense, depreciation, depletion and amortization, and general and administrative expense. For more information about the ICG settlement agreement, please read “Other” under “Item 8. Financial Statements and Supplementary Data – Note 19. Commitments and Contingencies”; and

•

The 2006 operating expenses were decreased by $9.0 million more than the decrease in 2005, reflecting greater costs incurred and capitalized in the mine development process offset by revenues received for coal produced incidental with the mine development process. See “Item 8, Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies - Mine Development Costs.”

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

General and administrative. General and administrative expenses for 2006 decreased to $32.2 million compared to $33.5 million for 2005. The decrease of $1.3 million was primarily related to lower unit-based incentive compensation expense associated with the Long-Term Incentive Plan (“ARLP LTIP”) in addition to the Short-Term Incentive Plan (“STIP”). Prior to our adoption of SFAS No. 123R, effective January 1, 2006, using the “modified prospective” transition method, the ARLP LTIP expense was impacted by period-to-period changes in ARLP’s common unit price. The decrease was partially offset by an increase in general and administrative expenses associated with the incremental expenses incurred by us during our initial year of being a publicly-traded partnership.

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

Transportation revenues and expenses. Transportation revenues and expenses increased 2.1% to $39.9 million in 2006 from $39.1 million for 2005. The increase of $0.8 million was primarily attributable to increased shipments to customers that reimburse the ARLP Partnership for transportation costs rather than arranging and paying for transportation directly with transportation providers. Transportation services are a pass-through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any margin on transportation revenues.

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

Minority interest. In March 2006, White County Coal and House entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FIN No. 46R. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net loss was $0.2 million for 2006 and is recorded as minority interest on our consolidated income statement.

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

	Year Ended December 31,		Increase (Decrease)
	2006	2005
Segment Adjusted EBITDA
Illinois Basin	$206,209	$183,075	$23,134	12.6%
Central Appalachia	40,050	41,583	(1,533)	(3.7)%
Northern Appalachia	29,911	36,047	(6,136)	(17.0)%
Other and Corporate	5,154	2,924	2,230	76.3%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (1)	$281,324	$263,629	$17,695	6.7%

Tons sold
Illinois Basin	17,354	16,264	1,090	6.7%
Central Appalachia	3,552	3,249	303	9.3%
Northern Appalachia	3,423	3,330	93	2.8%
Other and Corporate	22	6	16	(3)
Elimination	—	—	—	—

Total tons sold	24,351	22,849	1,502	6.6%

Coal sales
Illinois Basin	$587,087	$504,916	$82,171	16.3%
Central Appalachia	182,922	153,615	29,307	19.1%
Northern Appalachia	106,628	106,997	(369)	(0.3)%
Other and Corporate	19,186	3,430	15,756	(3)
Elimination	—	—	—	—

Total coal sales	$895,823	$768,958	$126,865	16.5%

Other sales and operating revenues
Illinois Basin	$24,168	$24,493	$(325)	(1.3)%
Central Appalachia	304	282	22	7.8%
Northern Appalachia	2,010	2,163	(153)	(7.1)%
Other and Corporate	7,324	3,753	3,571	95.1%
Elimination	(2,266)	—	(2,266)	—

Total other sales and operating revenues	$31,540	$30,691	$849	2.8%

Segment Adjusted EBITDA Expense
Illinois Basin	$405,045	$346,335	$58,710	17.0%
Central Appalachia	143,176	112,313	30,863	27.5%
Northern Appalachia	78,727	73,112	5,615	7.7%
Other and Corporate	21,357	4,260	17,097	(3)
Elimination	(2,266)	—	(2,266)	—

Total Segment Adjusted EBITDA Expense (2)	$646,039	$536,020	$110,019	20.5%

(1)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense.

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Year Ended December 31,
	2006	2005
Segment Adjusted EBITDA	$281,324	$263,629
General and administrative	(32,152)	(33,484)
Depreciation, depletion and amortization	(66,497)	(55,647)
Interest expense, net	(9,185)	(11,811)
Income taxes	(3,013)	(2,682)
Cumulative effect of accounting change	112	—
Minority interest	161	—

Income before non-controlling interest	$170,750	$160,005

(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, consequently it does not realize any margin on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of our segments. In the ARLP Partnership’s evaluation of EBITDA, which is discussed above under “- How We Evaluate Our Performance,” Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside purchases.

The following is a reconciliation of Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Year Ended December 31,
	2006	2005
Segment Adjusted EBITDA Expense	$646,039	$536,020
Outside purchases	(19,213)	(15,113)
Other income	930	581

Operating expense	$627,756	$521,488

(3)	Percentage increase was significantly greater than 100%.

Illinois Basin – Segment Adjusted EBITDA for 2006, as defined in reference (1) to the table above, increased 12.6%, to $206.2 million from 2005 Segment Adjusted EBITDA of $183.1 million. The increase of $23.1 million was primarily attributable to increased coal sales which rose by $82.2 million, or 16.3%, to $587.1 million during 2006 as compared to $504.9 million in 2005. Increased coal sales in 2006 reflected higher average coal sales price per ton which increased $2.78 per ton to $33.83 per ton (contributing $48.2 million of the increase in coal sales) and increased tons sold of 1.1 million tons (contributing $34.0 million of the increase in coal sales). The price increase was the combined result of improved market demand and higher quality coal shipments. Total Segment Adjusted EBITDA Expense in 2006 increased 17.0% to $405.0 million from $346.3 million in 2005. On a per ton sold basis, 2006 Segment Adjusted EBITDA Expense rose to $23.34 per ton or 9.6% over the 2005 Segment Adjusted EBITDA Expense of $21.30 per ton. The increase in Segment Adjusted EBITDA Expense in 2006 compared to 2005 reflected the impact of cost increases described above under consolidated operating expenses. Illinois Basin costs were negatively impacted primarily by increased labor costs as certain operations expanded capacity potential, higher costs of roof control resulting from increased raw material pricing, mining conditions, increased regulatory requirements, and higher equipment maintenance costs, among others. Additionally, Illinois Basin costs increased due to the continued ramp-up to full production capacity at the Elk Creek mine, which emerged from development in the second quarter of 2006, as well as certain periods of adverse mining conditions encountered at the Pattiki mine.

Central Appalachia – Segment Adjusted EBITDA for 2006, as defined in reference (1) to the table above, decreased $1.5 million, or 3.7%, to $40.1 million as compared to 2005 Segment Adjusted EBITDA of $41.6 million. The decrease was primarily attributable to higher operating expenses, partially offset by increased coal sales of $29.3 million, reflecting higher average coal sales price per ton of $51.49 in 2006, which increased $4.22 per ton (contributing $15.0 million of the increase in coal sales), and increased tons sold in 2006 of 303,000 tons (which contributed $14.3 million of the increase in coal sales). Segment Adjusted EBITDA Expense in 2006 increased 27.5% to $143.2 million from $112.3 million in 2005. On a per ton basis, 2006 Segment Adjusted EBITDA Expense rose by $5.74, or 16.6%, to $40.30 per ton reflecting the impact of the cost increases described above under consolidated operating expenses and outside purchases, as well as the net impact of insurance recovery benefits of $10.7 million reported in 2005 related to the MC Mining Mine Fire Incident. The Central Appalachian operations have been negatively impacted by increased operating expenses described above under consolidated operating expenses. Additionally, the increased costs of the Central Appalachian operations reflect the continuing ramp-up of production in Pontiki Coal’s Van Lear seam and the transition to the Albridge Branch area of the Pond Creek seam.

Northern Appalachia – Segment Adjusted EBITDA for 2006, as defined in reference (1) to the table above, decreased $6.1 million, or 17.0%, to $29.9 million as compared to 2005 Segment Adjusted EBITDA of $36.0 million. This decrease is the combined result of a 3.0%, or $0.98 per sold ton decrease in coal sales price per ton from $32.13 per sold ton in 2005 to $31.15 per sold ton in 2006, and a 4.8% or $1.05 per sold ton increase in Segment Adjusted EBITDA Expense from $21.95 per sold ton in 2005 to $23.00 per sold ton in 2006. The lower average sales price was primarily attributable to a decrease in spot market demand and price and fewer tons sold in higher priced export markets during 2006. Segment Adjusted EBITDA Expense for 2006 increased 7.7% to $78.7 million as compared to $73.1 million in 2005, primarily as a result of increased purchased coal volume, higher environmental costs, increased roof control costs resulting from pricing, an increased ratio of panel development mining as compared to longwall mining, increased coal transportation expense associated with the transition from the Maryland longwall operation to the Mountain View longwall operation, higher West Virginia severance taxes and the loss of certain Maryland state tax benefits.

Other and Corporate – The increase in coal sales and Segment Adjusted EBITDA Expense primarily reflects the coal sales and operating expenses attributable to the brokerage coal purchases and coal sales associated with the ICG settlement agreement referred to above under consolidated operating expenses.

Elimination – The increase is primarily comprised of the elimination of sales and operating expenses between MDG and the ARLP Partnership’s operating mines.

MC Mining Mine Fire

On June 18, 2007, the ARLP Partnership agreed to a full and final resolution of its insurance claims relating to a mine fire that occurred on or about December 25, 2004 at its MC Mining Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims the ARLP Partnership incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds paid to the ARLP Partnership. In 2006 and 2005, the ARLP Partnership received partial advance payments on the claims totaling $16.2 million, part of which it recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities pending final claim resolution. In June 2007, as a result of this final resolution, the ARLP Partnership received additional cash payments of $7.2 million and recognized a net gain from insurance settlement of approximately $11.5 million, as well as a reduction in operating expenses of approximately $0.8 million.

Ongoing Acquisition Activities

Consistent with its business strategy, from time to time the ARLP Partnership engages in discussions with potential sellers regarding possible acquisitions of certain assets and/or companies by the ARLP Partnership.

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

The ARLP Partnership generally satisfies its working capital requirements and funds its capital expenditures and debt service obligations from cash generated from operations and borrowings under its revolving credit facility. The ARLP Partnership believes that the cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. The ARLP Partnership’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions generally and in the coal industry specifically, some of which are beyond its control.

In recent years, the ARLP Partnership has earned a material amount of income by supplying three coal synfuel facilities with coal feedstock. For 2007, the incremental net income benefit from the combination of the various coal synfuel-related agreements was approximately $28.5 million, assuming that coal pricing would not have increased without the availability of synfuel. The ARLP Partnership had previously entered into agreements with the owners of these coal synfuel production facilities: (1) SSO, related to its coal synfuel facility located at the ARLP Partnership’s Warrior mining complex in Hopkins County, Kentucky; (2) PCIN, related to its coal synfuel facility located at the ARLP Partnership’s Gibson mining complex in Gibson County, Indiana; and (3) Mt. Storm Coal Supply, related to its coal synfuel facility located at VEPCO’s Mt. Storm Power Station, which is adjacent to the ARLP Partnership’s Mettiki complex in Garrett County, Maryland. SSO, PCIN, and Mt. Storm Coal Supply are collectively referred to below as the Coal Synfuel Owners.

The ARLP Partnership received revenues from coal sales, rental, marketing and other services provided to the Coal Synfuel Owners pursuant to various long-term agreements associated with their respective coal synfuel facilities. Each of these agreements expired on December 31, 2007. Pursuant to the ARLP Partnership’s agreements with the Coal Synfuel Owners, it was not obligated to make retroactive adjustments or reimbursements if synfuel credits were disallowed.

Due to the increase in wellhead price of domestic crude oil, the operational status of the ARLP Partnership’s synfuel operations during 2007 and 2006 was sporadic. During the periodic suspension of operations at the coal synfuel production facilities located at Warrior, Gibson and Mettiki, the ARLP Partnership sold coal directly to the Coal Synfuel Owners’ customers under “back-up” coal supply agreements, which automatically provided for the sale of its coal in the event these customers did not purchase coal synfuel.

Crude oil and natural gas prices have increased significantly since 2003. These increases have not had a material direct impact on the ARLP Partnership’s financial results since its direct purchases of crude oil based fuel and natural gas does not represent a significant percentage of its operating expenses. However, higher crude oil and natural gas prices have also resulted in increases to the cost of goods, services and equipment provided to the ARLP Partnership and therefore indirectly impacted its financial results. The ARLP Partnership can provide no assurance that it will be able to pass the impact of these direct or indirect cost increases through to its customers.

Cash Flows

Cash provided by operating activities was $241.6 million in 2007, compared to $249.2 million in 2006. The decrease in cash provided by operating activities was attributable principally to a decrease in net income combined with an unfavorable change in operating assets and liabilities. The principal difference in the change in operating assets and liabilities in 2007 as compared to 2006 relates to an increased use of cash in 2007 compared to 2006 associated with accounts payable.

Net cash used in investing activities was $178.7 million in 2007, compared to $137.7 million in 2006. The increased use of cash in 2007 is primarily attributable to an increase in the ARLP Partnership’s capital expenditures associated with the Illinois Basin reserve acquisition and advances related to the Gibson County Coal rail project. Additionally, there was a net decrease in proceeds from marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006 and timing differences in accounts payable and accrued liabilities related to capital expenditures and advances made on the Gibson County Coal rail project, partially offset by a decrease in capital expenditures. The decrease in capital expenditures in 2007 (excluding the Illinois Basin reserve acquisition) was primarily attributable to the completion of the Elk Creek and Mountain View mines during 2006. During 2007 the ARLP Partnership also benefited from increased proceeds from the sale of surplus plant, property and equipment.

Net cash used in financing activities was $98.2 million for 2007 compared to $106.6 million for 2006. The reduced use of cash is primarily attributable to net borrowings under the ARLP Partnership’s revolving credit facility of $28.0 million in 2007 used to finance the Illinois Basin reserve acquisition, partially offset by increased distributions paid to partners in 2007.

The ARLP Partnership has various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated asset retirement obligations costs, workers’ compensation and pneumoconiosis, capital project commitments and pension funding. The ARLP Partnership expects to fund these commitments with cash generated from operations and borrowings under its revolving credit facility. The following table provides details regarding the ARLP Partnership’s contractual cash obligations as of December 31, 2007 (in thousands):

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$154,000	$18,000	$36,000	$64,000	$36,000
Future interest obligations on senior notes	41,882	10,471	16,454	10,470	4,487
Operating leases	12,852	4,247	7,467	1,138	—
Capital leases(1)	2,470	485	969	750	266
Reclamation obligations(2)	121,994	2,000	2,158	4,142	113,694
Purchase obligations for capital projects	13,664	13,664	—	—	—
Coal purchase commitments	6,700	6,700	—	—	—
Workers’ compensation and pneumoconiosis benefit(2)	210,260	11,908	16,820	13,642	167,890

	$563,822	$67,475	$79,868	$94,142	$322,337

(1)	Includes amounts classified as interest and maintenance cost.

(2)	Future commitments for reclamation obligations, workers’ compensation and pneumoconiosis are shown at undiscounted amounts.

The ARLP Partnership expects to contribute $2.5 million to the defined benefit pension plan (“Pension Plan”) during 2008. The ARLP Partnership estimates its income tax cash requirements to be approximately $1.0 million in 2008.

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

The ARLP Partnership uses a combination of surety bonds and letters of credit to secure its financial obligations for reclamation, workers’ compensation and other obligations as follows as of December 31, 2007 (dollars in thousands):

	Reclamation Obligation	Workers’ Compensation Obligation	Other	Total
Surety bonds	$58,449	$3,471	$2,998	$64,918
Letters of credit	—	44,440	10,698	55,138

Capital Expenditures

Capital expenditures decreased to $119.6 million in 2007 compared to $188.6 million in 2006. See discussion of “Cash Flows” above concerning the decrease in capital expenditures.

The ARLP Partnership currently projects that its average annual maintenance capital expenditures will be approximately $2.85 per ton. The ARLP Partnership estimates total capital expenditures for 2008 in a range of $145.0 to $165.0 million. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of the ARLP Partnership’s common units and several other factors over which it has limited control, as well as the ARLP Partnership’s financial condition and results of operations. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows, and sources of financing that it expects will be available to it, the ARLP Partnership does not expect that it will experience any significant liquidity constraints in the foreseeable future.

Insurance

During September 2007, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2007. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, the ARLP Partnership has elected to retain a participating interest along with its insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program representing 35% of the primary $30.0 million layer and 2.5% of the second layer of $20.0 million in excess of the $30.0 million primary layer. The ARLP Partnership does not participate in the third layer of $25.0 million in excess of $50.0 million. The 14.7% participation rate for this year’s renewal is consistent with the ARLP Partnership’s prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of the ARLP Partnership’s participation, it would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a 60-day waiting period for business interruption and an additional $5.0 million aggregate deductible. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which as a result of its level of participation in the commercial property program, could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

Debt Obligations

Alliance Holdings GP, L.P.

At the closing of our IPO, we entered into a $5.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, which owns 100% of the members’ interest of AGP and is controlled by Joseph W. Craft, III. The AHGP Credit Facility is available to us for our general partnership purposes. On March 12, 2007, the board of directors of our general partner approved an extension of the AHGP Credit Facility. Under the terms of the amendment, the AHGP Credit Facility was reduced to $2.0 million and will mature on March 31, 2008. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At December 31, 2007, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. On January 29, 2008, the board of directors of our general partner approved an amendment to the AHGP Credit Facility to extend the term, which would have expired March 31, 2008, through March 31, 2011. The amendment also provides that C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event of a change of control of us.

Alliance Resource Partners, L.P.

The Intermediate Partnership has $126.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in seven remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”). On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which expires in 2012. The ARLP Credit Facility amended the previous $100.0 million credit facility that would have expired in 2011. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin, which is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For LIBOR borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. As of December 31, 2007, the applicable margin was 0.75% and the interest rate on the ARLP Credit Facility was 5.21%. Letters of credit can be issued under the ARLP Credit Facility not to exceed $100.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At December 31, 2007, the ARLP Partnership had $28.0 million of borrowings and $24.6 million of letters of credit outstanding with $97.4 million available for borrowing under the ARLP Credit Facility. The deferred cost associated with the amended $100.0 million credit facility were accounted for as prescribed by EITF No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, which states that if the borrowing capacity of a new arrangement is greater than or equal to the borrowing capacity of an old arrangement, the unamortized deferred costs associated with the old arrangement should be associated with the new arrangement and amortized over the life of the new arrangement.

The ARLP Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The ARLP Senior Notes and ARLP Credit Facility contain various covenants, affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal relative to its annual production. In addition, the ARLP Senior Notes and the ARLP Credit Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of both the ARLP Credit Facility and ARLP Senior Notes at December 31, 2007.

The ARLP Partnership maintains specific agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At December 31, 2007, the ARLP Partnership had $30.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with the ARLP Partnership. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. Due to the consolidation of MAC in accordance with FIN 46R, the intercompany transactions associated with the Revolver are eliminated.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. From our summary of significant accounting policies included in “Item 8. Financial Statements and Supplementary Data,” we have identified the following accounting policies that require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjusts the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material. Non-coal sales revenues primarily consist of rental and service fees associated with agreements to host and operate third-party coal synfuel facilities and to assist with the coal synfuel marketing and other related services. These non-coal sales revenues are recognized as the services are performed. Transportation revenues are recognized in connection with the ARLP Partnership incurring the corresponding costs of transporting coal to customers through third-party carriers for which it is directly reimbursed through customer billings.

Long-Lived Assets

We review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of impairment is measured by the difference between the carrying value and the fair value of the asset. The AHGP Partnership has not recorded an impairment loss for any of the periods presented.

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized over the estimated life of the mine. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan. The ARLP Partnership records a liability for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. The ARLP Partnership had accrued liabilities of $56.9 million and $50.9 million for these costs at December 31, 2007 and 2006, respectively. The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives. For additional information on our asset retirement obligations, please read “Item 8. Financial Statements and Supplementary Data. – Note 15. Asset Retirement Obligations.”

Workers’ Compensation and Pneumoconiosis (“Black Lung”) Benefits

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. The ARLP Partnership generally provides for these claims through self-insurance programs. Workers’ compensation laws also compensate survivors or workers who suffer employment related deaths. The liability for traumatic injury claims is the ARLP Partnership’s estimate of the present value of current workers’ compensation benefits, based on the ARLP Partnership’s actuary estimates. The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. The ARLP Partnership had accrued liabilities of $51.6 million and $45.7 million for these costs at December 31, 2007 and 2006, respectively. A one-percentage-point reduction in the discount rate would have increased the liability at December 31, 2007 approximately $3.1 million, which would have a corresponding increase in operating expenses.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker’s pneumoconiosis or “black lung”. The ARLP Partnership provides for these claims through self-insurance programs. The ARLP Partnership’s black lung benefits liability is calculated using the service cost method based on the actuarial present value of the estimated black lung obligation. The ARLP Partnership’s actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The ARLP Partnership had accrued liabilities of $30.0 million and $26.8 million for these benefits at December 31, 2007 and 2006, respectively. A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2007 by approximately $1.0 million. Under the service cost method used to estimate the ARLP Partnership’s black lung benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

Universal Shelf

In June 2007, we filed with the SEC a universal shelf registration statement registering an aggregate of 47,363,000 outstanding units of equity securities.

Related Party Transactions

ARLP Omnibus Agreement

Pursuant to the terms of an amended omnibus agreement, AHGP agreed, and caused its controlled affiliates to agree, for so long as management controls the MGP, through its ownership of AHGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the MGP Board of Directors with the concurrence of the conflicts committee of MGP (“MGP Conflicts Committee”), elects to cause ARLP not to pursue such opportunity or acquisition. The amended omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises AHGP that it has abandoned the pursuit of such business opportunity, and AHGP may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business owned or operated by AHGP and its affiliates at the closing of the IPO; any acquisition by AHGP or its affiliates, the majority value of which does not constitute a restricted business, provided ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by AHGP or our affiliates with the approval of the MGP Board of Directors or MGP Conflicts Committee. Except as provided in the amended omnibus agreement, we and our affiliates are not prohibited from engaging in activities that directly compete with ARLP. In addition, our affiliates are not prohibited from engaging in activities that compete directly with us.

Registration Rights

In connection with the IPO, we agreed to register for sale under the Securities Act and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates. These registration rights require us to file one registration statement for each of these groups. We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions. Pursuant to this agreement, on June 1, 2007 we filed a registration on Form S-3 with the SEC to register for sale all of our common units held by SGP and the former owners of MGP (including Mr. Craft) and their affiliates. The registration statement, affecting 47,363,000 units (or 79.1% of our outstanding common units), was effective June 27, 2007. We filed a prospectus supplement on December 18, 2007.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to AGP by its affiliates. The amounts billed by AGP include $0.3 million and $0.1 million, respectively, for the year ended December 31, 2007 and from May 15, 2006 to December 31, 2006 for costs principally related to AGP’s Directors Annual Retainer and Deferred Compensation Plan.

C-Holdings

At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Joseph W. Craft, III, as the lender. Borrowings under the facility, as extended, bear interest at LIBOR plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. For the year ended December 31, 2007 and from May 15, 2006 to December 31, 2006, we incurred interest expense to C-Holdings of $1,200 and $18,000, respectively, and commitment fees of $2,900 and $8,000, respectively.

On January 29, 2008, the board of directors of our general partner approved an amendment to the AHGP Credit Facility to extend the term, which would have expired March 31, 2008, through March 31, 2011. The amendment also provides that C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event of a change of control of us.

The ARLP Partnership’s Related-Party Transactions

The MGP Board of Directors and the MGP Conflicts Committee review each of the ARLP Partnership’s related-party transactions to determine that each such transaction reflects market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the MGP Board of Directors and the MGP Conflicts Committee approved each of the transactions described below as fair and reasonable to the ARLP Partnership and its limited partners.

River View Coal, LLC Acquisition

In April 2006, the ARLP Partnership acquired 100% of the membership interest in River View for approximately $1.65 million from ARH, which at the time of the ARLP Partnership’s acquisition, was owned by our current and former management, including majority shareholder Joseph W. Craft, III, President and Chief Executive Officer of AGP and MGP. At the time of this acquisition, the ARLP Partnership’s managing general partner was owned jointly by AMH and

AMH II. On a combined basis, those two entities were majority owned by Mr. Craft, who was also the sole director of each of them. Additionally, prior to the acquisition of River View, it had the right to purchase certain assets, including additional coal reserves, surface properties, facilities and permits from an unrelated party, for $4.15 million plus an overriding royalty on all coal mined and sold by River View from certain of the leased properties included in the assets. In a separate transaction in April 2006 immediately subsequent to the ARLP Partnership’s acquisition of River View, River View purchased these assets from the unrelated party and assumed reclamation liabilities of $2.9 million. River View controls, through coal leases or direct ownership, approximately 117.1 million tons of high-sulfur coal reserves in the No. 7, No. 9 and No. 11 coal seams, located in Union County, Kentucky. As a result of these acquisitions the ARLP Partnership recorded assets of $8.7 million, offset by the fair value of the initial asset retirement obligation of approximately $2.9 million.

Tunnel Ridge, LLC Acquisition

In January 2005, the ARLP Partnership acquired 100% of the membership interests of Tunnel Ridge for approximately $0.5 million and the assumption of reclamation liabilities from ARH, which at the time of this acquisition was owned by the ARLP Partnership’s current and former management, including majority shareholder Mr. Craft. Tunnel Ridge controls an estimated 70.5 million tons of high-sulfur coal in the Pittsburgh No. 8 coal seam underlying approximately 9,400 acres of land located in Ohio County, West Virginia and Washington County, Pennsylvania through a coal lease agreement with SGP, which is owned indirectly by Mr. Craft. Under the terms of the coal lease, beginning on January 1, 2005, Tunnel Ridge has paid and will continue to pay SGP an advance minimum royalty of $3.0 million per year. The advance royalty payments are fully recoupable against earned royalties. Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP.

Because the River View and Tunnel Ridge acquisitions were between entities under common control, they were accounted for at historical cost.

Administrative Services

In connection with the closing of our IPO, we entered into an Administrative Services Agreement with ARLP, the Intermediate Partnership, MGP, AGP and ARH II, the indirect parent of SGP. Under the Administrative Services Agreement, certain personnel of the ARLP Partnership, including some executive officers, provide administrative services to us, MGP, AGP and ARH II and our respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.4 million and $0.6 million from ARH for the years ended December 31, 2007 and 2006, respectively. This administrative service revenue is included in other sales and operating revenues in the consolidated statements of income.

Affiliate Contribution

During 2007, an affiliated entity controlled by Joseph W. Craft III, contributed to us 50,980 of our common units valued at approximately $1.1 million at the time of contribution and $0.8 million of cash for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of this contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. The ARLP Partnership made a special allocation of certain general and administrative expenses equal to the amount of our contribution to MGP, which made an identical allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

SGP Land, LLC

On May 2, 2007, SGP Land, LLC (“SGP Land”), a subsidiary of SGP, entered into a time sharing agreement with Alliance Coal concerning the use of two airplanes owned by SGP Land. In accordance with the provisions of the time sharing agreement, the ARLP Partnership reimbursed SGP Land $0.3 million for the year ended December 31, 2007 for use of the airplanes.

In 2000, Webster County Coal entered into a mineral lease and sublease with SGP Land requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid royalties of $2.7 million, $3.0 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, Webster County Coal has recouped, against earned royalties otherwise due, all but $3.2 million of the advance minimum royalty payments made under the lease.

In 2001, Warrior entered into a mineral lease and sublease with SGP Land. Under the terms of the lease, Warrior paid in arrears an annual minimum royalty of $2.3 million until $15.9 million of cumulative annual minimum and/or earned royalty payments were paid. The annual minimum royalty periods expired on September 30, 2007. In 2006, Warrior’s cumulative total of annual minimum royalties and/or earned royalty payments exceeded $15.9 million; therefore the annual minimum royalty payment of $2.3 million was no longer required. Warrior paid royalties of $1.3 million, $5.1 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, Warrior has recouped, against earned royalties otherwise due, all advance minimum royalty payments made in accordance with these lease terms.

In 2005, Hopkins County Coal entered into mineral lease and sublease with SGP Land encompassing the Elk Creek reserves, and the parties also entered into a Royalty Agreement (collectively, the “Coal Lease Agreements”) in connection therewith. The Coal Lease Agreements extend through December 2015, with the right to renew for successive one-year periods for as long as Hopkins County Coal is mining within the coal field, as such term is defined in the Coal Lease Agreements. The Coal Lease Agreements provide for five annual minimum royalty payments of $0.7 million beginning in December 2005. The annual minimum royalty payments, together with cumulative option fees of $3.4 million previously paid prior to December 2005 by Hopkins County Coal, are fully recoupable against future earned royalty payments. Hopkins County Coal paid advance minimum royalties and/or option fees of $0.7 million during each of the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, $4.4 million of advance minimum royalties and/or option fees paid under the Coal Lease Agreements is available for recoupment, and management expects that it will be recouped against future production.

Under the terms of the mineral lease and sublease agreements described above, Webster County Coal, Warrior and Hopkins County Coal also reimburse SGP Land for its base lease obligations. The ARLP Partnership reimbursed SGP Land $6.1 million, $5.0 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, for the base lease obligations. As of December 31, 2007, Webster County Coal, Warrior and Hopkins County Coal have recouped, against earned royalties otherwise due base lessors by SGP Land, all advance minimum royalty payments paid by SGP Land to the base lessors in accordance with the terms of the base leases (and reimbursed by Webster County Coal, Warrior and Hopkins County Coal), except for $0.4 million.

On January 28, 2008, effective January 1, 2008, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land. The purchase price was $13.3 million. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through the mineral leases and sublease agreements described above. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million to the base lessors, will be eliminated in our consolidated financial statements.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million, $0.3 million and $0.6 million during the years ended December 31, 2007, 2006 and 2005, respectively (the 2004 annual minimum royalty obligation of $0.3 million was paid in January 2005 rather than in December 2004). As of December 31, 2007, $1.2 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP

As noted above, in January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH. In connection with this acquisition, the ARLP Partnership assumed a coal lease with the SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of 2007, 2006 and 2005. As of December 31, 2007, $9.0 million of advance minimum royalties paid under the lease is available for recoupment, and management expects will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2007, 2006 and 2005.

The ARLP Partnership has a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the lease, the ARLP Partnership will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for each of the three years in the period ended December 31, 2007 was $2.6 million.

The ARLP Partnership previously entered into and has maintained agreements with two banks to provide letters of credit in an aggregate amount of $31.0 million. At December 31, 2007, the ARLP Partnership had $30.6 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. Historically, the ARLP Partnership has compensated SGP for a guarantee fee equal to 0.30% per annum of the face amount of the letters of credit outstanding. During 2003 SGP agreed to waive the guarantee fee in exchange for a parent guarantee from the Intermediate Partnership and Alliance Coal on the mineral leases and subleases with Webster County Coal and Warrior described above. As noted above, those leases have now been assigned by SGP to Alliance Resource Properties. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and does not impact our consolidated financial statements.

Accruals of Other Liabilities

The ARLP Partnership had accruals for other liabilities, including current obligations, totaling $150.8 million and $146.2 million at December 31, 2007 and 2006. These accruals were chiefly comprised of workers’ compensation benefits, black lung benefits, and costs associated with asset retirement obligations. These obligations are self-insured. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, the ARLP Partnership’s results of operations may be significantly affected by changes to these liabilities. Please see “Item 8. Financial Statements and Supplementary Data. - Note 15. Asset Retirement Obligations and Note 16. Accrued Workers’ Compensation and Pneumoconiosis (“Black Lung”) Benefits.”

Pension Plan

The ARLP Partnership maintains a Pension Plan, which covers employees at certain of the ARLP Partnership’s mining operations.

The ARLP Partnership’s pension expense was $3.3 million and $3.2 million for the years ended December 31, 2007 and 2006. The ARLP Partnership’s pension expense is based upon a number of actuarial assumptions, including an expected long-term rate of return on the Pension Plan assets of 7.75% and 8.0% and discount rates of 5.55% and 5.60% for the years ended December 31, 2007 and 2006, respectively. The ARLP Partnership’s actual return on plan assets was 8.6% and 12.2% for the years ended December 31, 2007 and 2006, respectively. Additionally, the ARLP Partnership bases its determination of pension expense on an unsmoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.

The expected long-term rate of return assumption is based on broad equity and bond indices. At December 31, 2007, the ARLP Partnership’s expected long-term rate of return assumption was 8.35% determined by the above factors and based on an asset allocation assumption of 60.0% with domestic equity securities, with an expected long-term rate of return of 10.6%, 10% invested in international equities with an expected long-term rate of return of 6.9% and 30.0% with fixed income securities, with an expected long-term rate of return of 5.8%. The ARLP Partnership, along with its Pension Plan trustee, regularly reviews the ARLP Partnership’s actual asset allocation in accordance with its investment guidelines and periodically rebalances its investments to the targeted allocation when considered appropriate. ARLP’s investment committee annually reviews its asset allocation with the compensation committee of the MGP Board of Directors (“MGP Compensation Committee”).

The discount rate that the ARLP Partnership utilizes for determining its future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. The ARLP Partnership has historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate. At December 31, 2007 the discount rate was determined using high quality bond yield curves adjusted to reflect the plan’s estimated payout. The discount rate determined on this basis increased from 5.55% at December 31, 2006 to 6.65% at December 31, 2007.

The ARLP Partnership estimates that its Pension Plan expense and cash contributions will be approximately $1.9 million and $2.5 million, respectively, in 2008. Future actual pension expense and contributions will depend on future investment performance, changes in future discount rates and various other factors related to the employees participating in the Pension Plan.

Lowering the expected long-term rate of return assumption by 1.0% (from 7.75% to 6.75%) at December 31, 2006 would have increased the ARLP Partnership’s pension expense for the year ended December 31, 2007 by approximately $0.3 million. Lowering the discount rate assumption by 0.5% (from 5.55% to 5.05%) at December 31, 2006 would have increased the ARLP Partnership’s pension expense for the year ended December 31, 2007 by approximately $0.7 million.

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

New Accounting Standards Adopted

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

In December 2006, the FASB issued Financial Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 on January 1, 2007 did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the exception of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis for which the requirements of SFAS No. 157 have been deferred by the FASB for one year. We are currently evaluating the requirements of SFAS No. 157 and do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure financial instruments and certain other eligible items at fair value which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 159 and do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the requirements of SFAS Nos. 141R and 160 and have not yet determined the impact on our consolidated financial statements.

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

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates. Borrowings outstanding under the ARLP Credit Facility were $28.0 million at December 31, 2007.

AHGP had no borrowings outstanding under the AHGP Credit Facility at December 31, 2007.

The table below provides information about the ARLP Partnership’s market sensitive financial instruments and constitutes a “forward-looking statement.” The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2007 and 2006. The carrying amounts and fair values of financial instruments are as follows (in thousands):

Expected Maturity Dates as of December 31, 2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value December 31, 2007
ARLP Senior Notes fixed rate	$18,000	$18,000	$18,000	$18,000	$18,000	$36,000	$126,000	$136,559
Weighted Average interest rate	8.31%	8.31%	8.31%	8.31%	8.31%	8.31%

Expected Maturity Dates as of December 31, 2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value December 31, 2006
ARLP Senior Notes fixed rate	$18,000	$18,000	$18,000	$18,000	$18,000	$54,000	$144,000	$156,179
Weighted Average interest rate	8.31%	8.31%	8.31%	8.31%	8.31%	8.31%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the

General Partner and the Partners of

Alliance Holdings GP, L.P.:

We have audited the accompanying consolidated balance sheets of Alliance Holdings GP, L.P. and subsidiaries (the “AHGP Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and Partners’ capital (deficit) and comprehensive income (loss) for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the AHGP Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Holdings GP, L.P. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the AHGP Partnership’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion on the AHGP Partnership’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
March 7, 2008

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands, except unit data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,783	$37,069
Trade receivables	92,667	96,558
Other receivables	3,399	3,378
Due from affiliates	—	25
Marketable securities	—	260
Inventories	26,100	20,224
Advance royalties	4,452	4,629
Prepaid expenses and other assets	9,281	8,419

Total current assets	137,682	170,562
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	948,210	819,991
Less accumulated depreciation, depletion and amortization	(427,572)	(383,284)

Total property, plant and equipment, net	520,638	436,707
OTHER ASSETS:
Advance royalties	25,974	22,135
Other long-term assets	18,194	6,091

Total other assets	44,168	28,226

TOTAL ASSETS	$702,488	$635,495

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$47,034	$58,513
Due to affiliates	1,343	1,289
Accrued taxes other than income taxes	11,091	14,618
Accrued payroll and related expenses	15,180	14,698
Accrued interest	3,826	4,264
Workers’ compensation and pneumoconiosis benefits	8,124	7,704
Current capital lease obligation	377	339
Other current liabilities	6,754	13,964
Current maturities, long-term debt	18,000	18,000

Total current liabilities	111,729	133,389
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	136,000	126,000
Pneumoconiosis benefits	29,392	26,315
Accrued pension benefit	—	6,191
Workers’ compensation	44,150	38,488
Asset retirement obligations	54,903	47,825
Long-term capital lease obligation	1,135	1,512
Minority interest	507	839
Other liabilities	7,333	6,610

Total long-term liabilities	273,420	253,780

Total liabilities	385,149	387,169

NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP:
Affiliate	(303,816)	(303,823)
Non-affiliates	358,601	324,784

Total non-controlling interest	54,785	20,961
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 59,863,000 units outstanding, respectively	262,445	234,321
Accumulated other comprehensive income (loss)	109	(6,956)

Total Partners’ capital	262,554	227,365

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$702,488	$635,495

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2007	2006	2005
SALES AND OPERATING REVENUES:
Coal sales	$960,354	$895,823	$768,958
Transportation revenues	37,688	39,879	39,069
Other sales and operating revenues	34,945	31,540	30,691

Total revenues	1,032,987	967,242	838,718

EXPENSES:
Operating expenses	685,085	627,756	521,488
Transportation expenses	37,688	39,879	39,069
Outside purchases	21,969	19,213	15,113
General and administrative	36,724	32,152	33,484
Depreciation, depletion and amortization	85,310	66,497	55,647
Net gain from insurance settlement	(11,491)	—	—

Total operating expenses	855,285	785,497	664,801

INCOME FROM OPERATIONS	177,702	181,745	173,917
Interest expense (net of interest capitalized of $1,237, $1,558 and $566, respectively)	(11,660)	(12,204)	(14,617)
Interest income	1,732	3,019	2,806
Other income	1,385	930	581

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECTIVE OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	169,159	173,490	162,687
INCOME TAX EXPENSE	1,670	3,013	2,682

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	167,489	170,477	160,005
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	112	—
MINORITY INTEREST	332	161	—

INCOME BEFORE NON-CONTROLLING INTEREST	167,821	170,750	160,005
Affiliate non-controlling interest in consolidated partnership’s net income	(29)	(30)	(30)
Non-affiliate non-controlling interest in consolidated partnership’s net income	(79,927)	(85,011)	(84,348)

NET INCOME	$87,865	$85,709	$75,627

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$1.47	$1.55	$1.60

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$1.03	$0.33785	$—

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	59,863,000	55,445,192	47,363,000

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,865	$85,709	$75,627
Adjustments to reconcile net income to net cash provided by operating activities:
Affiliate non-controlling interest in consolidated partnership’s net income	29	30	30
Non-affiliate non-controlling interest in consolidated partnership’s net income	79,927	85,011	84,348
Depreciation, depletion and amortization	85,310	66,497	55,647
Non-cash compensation expense	3,925	4,112	8,193
Asset retirement obligations	2,419	2,101	1,918
Coal inventory adjustment to market	21	319	573
Net (gain)/loss on sale of property, plant and equipment	(3,189)	(1,188)	179
Gain from insurance settlement proceeds received in a prior period	(5,088)	—	—
Gain from insurance recoveries for property damage	(2,357)	—	—
Loss on retirement of damaged vertical belt equipment	—	—	1,298
Minority interest	(332)	(161)	—
Cumulative effect of accounting change	—	(112)	—
Other	811	1,119	580
Changes in operating assets and liabilities:
Trade receivables	3,891	(2,051)	(37,528)
Other receivables	1,236	(1,048)	(693)
Inventories	(6,484)	(3,851)	(4,004)
Prepaid expenses and other assets	(862)	563	(4,584)
Advance royalties	(2,724)	(6,484)	(4,396)
Accounts payable	(6,615)	2,187	13,144
Due to affiliates	79	(275)	(3,485)
Accrued taxes other than income taxes	(3,527)	1,441	2,432
Accrued payroll and related benefits	482	181	933
Pneumoconiosis benefits	3,230	3,022	3,460
Workers’ compensation	5,929	8,402	4,715
Other	(2,424)	3,715	(4,761)

Total net adjustments	153,687	163,530	117,999

Net cash provided by operating activities	241,552	249,239	193,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(119,590)	(188,630)	(119,881)
Changes in accounts payable and accrued liabilities	(7,094)	2,776	9,364
Proceeds from sale of property, plant and equipment	6,770	1,401	198
Proceeds from insurance settlement for replacement assets	2,511	—	—
Purchase of marketable securities	—	(19,447)	(63,448)
Proceeds from marketable securities	260	68,497	63,589
Payment for acquisition of coal reserves and other assets	(53,309)	—	—
Payments for acquisition of businesses	—	(2,289)	—
Advances on Gibson rail project	(8,212)	—	—

Net cash used in investing activities	(178,664)	(137,692)	(110,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(18,000)	(18,000)	(18,000)
Borrowings under revolving credit facilities	195,925	500	—
Payments under revolving credit facilities	(167,925)	(500)	—
Payment on capital lease obligation	(339)	—	—
Payment of debt issuance costs	(264)	(690)	—
Equity contribution received by Mid-American Carbonates	—	1,000	—
Contributions to consolidated partnership from affiliate non-controlling interest	1	2	1
Contribution by limited partner - affiliate	813	—	—
Distributions paid by consolidated partnership to affiliate non-controlling interest	(23)	(18)	(13)
Distributions paid by consolidated partnership to non-affiliate non-controlling interest	(46,703)	(40,834)	(32,687)
Distributions paid to Partners	(61,659)	(339,310)	(31,861)
Net proceeds from issuance of common units in initial public offering	—	291,300	—

Net cash used in financing activities	(98,174)	(106,550)	(82,560)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(35,286)	4,997	888
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,069	32,072	31,184

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,783	$37,069	$32,072

See notes to consolidated financial statements, including Note 14 for supplement cash flow information.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(In thousands, except unit data)

	Number of Limited Partner Units	Limited Partners’ Capital	Unrealized Gain(Loss)	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at January 1, 2005	47,363,000	$152,856	$(54)	$(5,122)	$147,680
Comprehensive income:
Net income	—	75,627	—	—	75,627
Unrealized loss	—	—	(14)	—	(14)
Minimum pension liability	—	—	—	(1,831)	(1,831)

Total comprehensive income	—	75,627	(14)	(1,831)	73,782
Distribution to Partners	—	(31,861)	—	—	(31,861)

Balance at December 31, 2005	47,363,000	196,622	(68)	(6,953)	189,601
Comprehensive income:
Net income	—	85,709	—	—	85,709
Unrealized gain	—	—	68	—	68
Other comprehensive income (loss)	—	—	—	(3)	(3)

Total comprehensive income (loss)	—	85,709	68	(3)	85,774
Net proceeds from initial public offering	12,500,000	291,300	—	—	291,300
Distribution to Partners	—	(339,310)	—	—	(339,310)

Balance at December 31, 2006	59,863,000	234,321	—	(6,956)	227,365
Comprehensive income:
Net income	—	87,865	—	—	87,865
Other comprehensive income	—	—	—	7,065	7,065

Total comprehensive income	—	87,865	—	7,065	94,390
Contribution by limited partner - affiliate	—	1,918	—	—	1,918
Distribution to Partners	—	(61,659)	—	—	(61,659)

Balance at December 31, 2007	59,863,000	$262,445	$—	$109	$262,554

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Organization and Formation

We are a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP”. We own directly and indirectly 100% of the members’ interest in MGP. MGP is ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users. ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999, to acquire upon completion of ARLP’s initial public offering on August 19, 1999, certain coal and marketing assets of Alliance Resource Holdings, Inc., a Delaware Corporation (“ARH”). We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership. In June 2006, ARH and its parent company became wholly-owned, directly and indirectly, by Joseph W. Craft, III, the Chairman, President and Chief Executive Officer of AGP and a Director and President and Chief Executive Officer of MGP.

We are owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Alliance Resource Management GP, LLC, a Delaware limited liability company, and ARM GP Holdings, Inc, a Delaware corporation, are our direct subsidiaries. The Delaware limited partnerships, limited liability companies and corporation that comprise the ARLP Partnership, which we consolidate, are as follows: ARLP, Intermediate Partnership, Alliance Coal, Alliance Design Group, LLC, Alliance Land, LLC, Alliance Properties, LLC, Alliance Resource Properties, LLC, (“Alliance Resource Properties”), Alliance Service, Inc., (“Alliance Service”), Backbone Mountain, LLC, Excel Mining, LLC (“Excel”), Gibson County Coal, LLC (“Gibson County Coal”), Hopkins County Coal, LLC (“Hopkins County Coal”), Matrix Design Group, LLC (“Matrix Design”), MC Mining, LLC (“MC Mining”), Mettiki Coal, LLC (“Mettiki (MD)”), Mettiki Coal (WV), LLC (“Mettiki (WV)”), Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”), Penn Ridge Coal, LLC (“Penn Ridge”), Pontiki Coal, LLC (“Pontiki Coal”), River View Coal, LLC (“River View”), Tunnel Ridge, LLC (“Tunnel Ridge”), Warrior Coal, LLC (“Warrior”), Webster County Coal, LLC (“Webster County Coal”), and White County Coal, LLC (“White County Coal”).

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

Contributions to ARLP

During 2007, an affiliated entity controlled by Joseph W. Craft III, contributed to us 50,980 of our common units valued at approximately $1.1 million at the time of contribution and $0.8 million of cash for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of this contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. The ARLP Partnership made a special allocation of certain general and administrative expenses equal to the amount of our contribution to MGP, which made an identical allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft (Note 18).

In November 2006, we contributed 6,459 common units of ARLP to MGP, and MGP contributed these ARLP units to ARLP in exchange for a general partner interest in its Intermediate Partnership. The unit contribution by MGP was necessary to maintain its 1.0001% general partner interest in the Intermediate Partnership. Therefore, as of December 31, 2007 and 2006, we owned 15,544,169 common units of ARLP, respectively, representing approximately 42.5% and 42.7%, respectively, of the total outstanding common units of ARLP.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of December 31, 2007 and 2006, results of our operations, cash flows and changes in partners’ capital and comprehensive income for each of the three years in the period ended December 31, 2007. All material intercompany transactions and accounts of the AHGP Partnership have been eliminated.

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

Since we own MGP, our consolidated financial statements reflect the consolidated results of the ARLP Partnership. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP, are reflected as a non-controlling interest in our consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as non-controlling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement (“Administrative Services Agreement”) and amounts billed by, and reimbursed to, AGP under our partnership agreement (Note 18).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

Earnings per Unit—Basic earnings per limited partner unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of distribution-bearing common units outstanding during a period. We currently have no dilutive securities. Total net income is allocated to the limited partner interests because the general partner’s interest is non-economic. In connection with the contribution of net assets to AHGP by affiliates of ARLP in May 2006, such affiliates received 47,363,000 of AHGP’s common units as consideration.

Fair Value of Financial Instruments—The carrying amounts for accounts receivable, marketable securities, and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2007 and 2006, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $136.6 million and $156.2 million, respectively (Note 8). The estimated fair value of long-term debt is based on interest rates that the ARLP Partnership believes is currently available to it for issuance of debt with similar terms and remaining maturities.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less. The ARLP Partnership had restricted cash and cash equivalents of $2.0 million and $1.9 million at December 31, 2007 and 2006, respectively, which are included in other assets in our consolidated balance sheets. The restricted cash and cash equivalents are held in escrow and secure reclamation bonds.

Cash Management—The ARLP Partnership presented book overdrafts of $6.7 million and $11.3 million at December 31, 2007 and 2006, respectively, in accounts payable in the consolidated balance sheets.

Marketable Securities— The ARLP Partnership had no marketable securities at December 31, 2007. At December 31, 2006, the ARLP Partnership’s marketable securities are classified as available for sale and consisted of $0.3 million of Federal home loan discount notes reported at fair value with unrealized gains and losses reflected as a component of Partners’ capital until realized.

Inventories—Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at the lower of cost or market on an average cost basis, less a reserve for obsolete and surplus items.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred. Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine, whichever is less, ranging from 2 to 15 years. Depreciable lives for mining equipment and processing facilities range from 2 to 15 years. Depreciable lives for land and land improvements and depletable lives for mineral rights range from 2 to 15 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 15 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage. At December 31, 2007 and 2006, land and mineral rights include $12.2 million and $14.1 million, respectively, representing the carrying value of coal reserves attributable to properties where the ARLP Partnership is not currently engaged in mining operations or leasing to third-parties, and therefore, the coal reserves are not currently being depleted. The ARLP Partnership believes that the carrying value of these reserves will be recovered.

Mine Development Costs—Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized over the estimated life of the mine. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.

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

Intangible Assets—Costs allocated to contracts with covenants not to compete (“Non-Compete Agreements”) are amortized on a straight-line basis over the life of the Non-Compete Agreement. Amortization expense associated with Non-Compete Agreements was $0.3 million, $38,000 and $13,000 for the years ending December 31, 2007, 2006 and 2005, respectively. The Non-Compete Agreements are included in other assets on the consolidated balance sheets at December 31, 2007 and 2006. The ARLP Partnership’s Non-Compete Agreements at December 31, 2007 are summarized as follows (in thousands):

	2007	2006
Non-Compete Agreements, original cost	$4,153	$507
Accumulated amortization	(372)	(75)

Non-Compete Agreements, net	$3,781	$432

Amortization expense related to Non-Compete Agreements is estimated to be $0.5 million per year in 2008-2010 and $0.4 million per year in 2011-2012.

Advance Royalties—Rights to coal mineral leases are often acquired and/or maintained through advance royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as an asset, with amounts expected to be recouped within one year classified as a current asset. As mining occurs on these leases, the royalty prepayments are charged to operating expenses. The ARLP Partnership assesses the recoverability of royalty prepayments based on estimated future production. Royalty prepayments estimated to be nonrecoverable are expensed.

Asset Retirement Obligations—The ARLP Partnership records a liability for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Amortization of the related asset is recorded on a straight-line method based upon the estimated life of the mine (Note 15).

Workers’ Compensation and Pneumoconiosis (“Black Lung”) Benefits—The ARLP Partnership is generally self-insured for workers’ compensation benefits, including black lung benefits. The ARLP Partnership accrues a workers’ compensation liability for the estimated present value of workers’ compensation and black lung benefits based on its actuarial determined calculations (Note 16).

Income Taxes—We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders. Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the AHGP partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in our consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us. The ARLP Partnership’s subsidiary, Alliance Service, is subject to federal and state income taxes. Our tax counsel has provided an opinion that the AHGP Partnership, MGP, the ARLP Partnership, the Intermediate Partnership and Alliance Coal will each be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding the AHGP Partnership’s classification as a partnership for federal income tax purposes.

Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjusts the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material. Non-coal sales revenues primarily consist of rental and service fees associated with agreements to host and operate third-party coal synfuel facilities and to assist with the coal synfuel marketing and other related services. These non-coal sales revenues are recognized as the services are performed. Transportation revenues are recognized in connection with the ARLP Partnership incurring the corresponding costs of transporting coal to customers through third-party carriers for which the ARLP Partnership is directly reimbursed through customer billings. The ARLP Partnership had no allowance for doubtful accounts for trade receivables at December 31, 2007 and 2006, respectively.

Common Unit-Based Compensation—Effective January 1, 2006, the ARLP Partnership adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the “modified prospective” transition method. Under this method, compensation cost is recognized in the financial statements beginning with the effective date, of all share-based payments granted after that date, and based on the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for all unvested awards granted prior to the effective date of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the ARLP Partnership accounted for compensation expense attributable to the non-vested restricted common units granted under the Long-Term Incentive Plan (“ARLP LTIP”) using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and the related Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Compensation cost for the restricted ARLP common units was recorded on a pro-rata basis, as appropriate given the “cliff vesting” nature of the grants, based upon the current market value of the ARLP common units at the end of each period. Because the ARLP Partnership had previously expensed share-based payments using the current market value of the ARLP common units at the end of each period, the adoption of SFAS No. 123R did not have a material impact on our consolidated results of operations (Note 13).

Consistent with the 2005 disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123, the following table demonstrates that compensation cost for the non-vested restricted units granted under the ARLP LTIP is the same under the intrinsic value method and the provisions of SFAS No. 123 (in thousands, except per unit data):

Year Ended December 31, 2005
Net income, as reported	$75,627
Add: compensation expense related to ARLP LTIP units included in reported net income	3,603
Deduct: compensation expense related to ARLP LTIP units determined under fair value method for all awards	(3,603)

Net income, pro forma	$75,627

Earnings per limited partner unit:
Basic and diluted, as reported	$1.60
Basic and diluted, pro forma	$1.60

New Accounting Standards Adopted—The AHGP and ARLP Partnerships adopted SFAS No. 123R effective on January 1, 2006. The AHGP and ARLP Partnerships used the “modified prospective” method of adoption provided under SFAS No. 123R and, therefore, did not restate prior period results (Note 13).

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Since we are not a taxable entity for federal and state income tax purposes, our adoption of FIN No. 48 on January 1, 2007 did not have a material impact on our consolidated financial statements.

In December 2006, the FASB issued Financial Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 on January 1, 2007 did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the exception of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis for which the requirements of SFAS No. 157 have been deferred by the FASB for one year. We are currently evaluating the requirements of SFAS No. 157 and do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure financial instruments and certain other eligible items at fair value which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 159 and do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the requirements of SFAS Nos. 141R and 160 and have not yet determined the impact on our consolidated financial statements.

3.	ACQUISITIONS

Illinois Basin Reserve Acquisition

In June 2007, an indirect subsidiary of the ARLP Partnership, Alliance Resource Properties, acquired the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. The ARLP Partnership financed the purchase using a combination of existing cash on hand and borrowings under the ARLP Partnership’s revolving credit facility. The ARLP Partnership intends to mine these reserves from its adjacent Dotiki and Warrior mining complexes utilizing continuous mining units employing room-and-pillar mining techniques. As a result of the purchase, the ARLP Partnership reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves. This acquisition represented an approximate 14% increase in the ARLP Partnership’s reserves at the acquisition date.

River View Coal, LLC

In April 2006, the ARLP Partnership acquired 100% of the membership interest in River View for approximately $1.65 million from ARH, which at the time of the ARLP Partnership’s acquisition, was owned by our current and former management, including majority shareholder Joseph W. Craft, III, President and Chief Executive Officer of AGP and MGP. At the time of the acquisition, the ARLP Partnership was managed by its managing general partner, which was owned jointly by AMH and AMH II. On a combined basis, these two entities were majority owned by Mr. Craft, who was also the sole director of each of them. Additionally, prior to the acquisition of River View, it had the right to purchase certain assets, including additional coal reserves, surface properties, facilities and permits from an unrelated party, for $4.15 million plus an overriding royalty on all coal mined and sold by River View from certain of the leased properties included in the assets. In a separate transaction in April 2006 immediately subsequent to the ARLP Partnership’s acquisition of River View, River View purchased these assets from the unrelated party and assumed reclamation liabilities of $2.9 million. River View controls, through coal leases or direct ownership, approximately 117.1 million tons of high-sulfur coal reserves in the No. 7, No. 9 and No. 11 coal seams, located in Union County, Kentucky. As a result of these acquisitions the ARLP Partnership recorded assets of $8.7 million, offset by the fair value of the initial asset retirement obligation of approximately $2.9 million.

Tunnel Ridge, LLC

In January 2005, the ARLP Partnership acquired 100% of the membership interests of Tunnel Ridge for approximately $0.5 million and the assumption of reclamation liabilities from ARH, which at the time of this acquisition was owned by the ARLP Partnership’s current and former management, including majority shareholder Mr. Craft. Tunnel Ridge controls, through a coal lease agreement with SGP, an estimated 70.5 million tons of high-sulfur coal in the Pittsburgh No. 8 coal seam underlying approximately 9,400 acres of land located in Ohio County, West Virginia and Washington County, Pennsylvania, through a coal lease agreement with SGP, which is owned indirectly by Mr. Craft. Under the terms of the coal lease, beginning on January 1, 2005, Tunnel Ridge has paid and will continue to pay SGP an advance minimum royalty of $3.0 million per year. The advance royalty payments are fully recoupable against earned royalties (Note 18). Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP.

The River View and Tunnel Ridge transactions described above were related-party transactions and, as such, were reviewed by the board of directors of MGP (“MGP Board of Directors”) and its conflicts committee (“MGP Conflicts Committee”). Based upon these reviews, the MGP Board of Directors and MGP Conflicts Committee determined that these transactions reflected market-clearing terms and conditions customary in the coal industry. As a result, the MGP Board of Directors and the MGP Conflicts Committee approved the River View and Tunnel Ridge transactions as fair and reasonable to the ARLP Partnership and its limited partners. Because the River View and Tunnel Ridge acquisitions were between entities under common control, they were accounted for at historical cost.

4.	MC MINING MINE FIRE

On June 18, 2007, the ARLP Partnership agreed to a full and final resolution of its insurance claims relating to a mine fire that occurred on or about December 25, 2004 at its MC Mining Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims the ARLP Partnership incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds paid to the ARLP Partnership. In 2006 and 2005, the ARLP Partnership received partial advance payments on the claims totaling $16.2 million, part of which it recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities pending final claim resolution. In June 2007, as a result of this final resolution, the ARLP Partnership received additional cash payments of $7.2 million and recognized a net gain from insurance settlement of approximately $11.5 million, as well as a reduction in operating expenses of approximately $0.8 million.

5.	INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2007	2006
Coal	$12,660	$8,410
Supplies (net of reserve for obsolescence of $1,233 and $646, respectively)	13,440	11,814

Total inventory	$26,100	$20,224

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, (in thousands):

	2007	2006
Mining equipment and processing facilities	$627,712	$572,935
Land and mineral rights	91,240	39,323
Buildings, office equipment and improvements	109,624	74,979
Construction in progress	13,341	41,916
Mine development costs	106,293	90,838

Property, plant and equipment, at cost	948,210	819,991
Less accumulated depreciation, depletion and amortization	(427,572)	(383,284)

Total property, plant and equipment, net	$520,638	$436,707

Equipment leased by the ARLP Partnership under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. Equipment under capital leases totaling $1.9 million, included in mining equipment and processing facilities, is amortized on the straight-line method over the shorter of its useful life or the related lease term. The provision for amortization of leased properties is included in depreciation, depletion and amortization expense. Accumulated amortization related to the ARLP Partnership’s capital lease was $0.3 million and $0.1 million as of December 31, 2007 and 2006, respectively, and amortization expense was $0.2 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively.

7.	GIBSON RAIL ADVANCES

In 2007, Gibson County Coal, one of the ARLP Partnership’s subsidiaries, entered into contracts with CSX Transportation, Inc. (“CSX”) and Norfolk Southern Railway Company (“NS”), pursuant to which Gibson County Coal constructed a rail loop and the railroads constructed connections and siding facilities, in order to provide Gibson County Coal access to CSX and NS railways. Although these connections and siding facilities are assets of the respective rail companies, Gibson County Coal advanced $8.2 million on a combined basis to CSX and NS during 2007 toward the cost of construction of their infrastructure, which is recorded in other receivables and other long-term assets in our consolidated balance sheet at December 31, 2007. These advances will be repaid to Gibson County Coal by rebates from CSX and NS as coal is shipped on their respective railways. In addition, Gibson County Coal will also qualify for additional rebates from both CSX and NS. The additional rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement.

8.	LONG-TERM DEBT

Long-term debt consists of the following at December 31, (in thousands):

	2007	2006
ARLP Senior notes	$126,000	$144,000
ARLP Credit Facility	28,000	—

	154,000	144,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$136,000	$126,000

The Intermediate Partnership has $126.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in seven remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”). On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which expires in 2012. The ARLP Credit Facility amended the previous $100.0 million credit facility that would have expired in 2011. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin which is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For London Interbank Offered Rate (“LIBOR”) borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. As of December 31, 2007, the applicable margin was 0.75% and the interest rate on the ARLP Credit Facility was 5.21%. Letters of credit can be issued under the ARLP Credit Facility not to exceed $100.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At December 31, 2007, the ARLP Partnership had $28.0 million of borrowings and $24.6 million of letters of credit outstanding with $97.4 million available for borrowing under the ARLP Credit Facility. The deferred cost associated with the amended $100.0 million credit facility were accounted for as prescribed by Emerging Issues Task Force No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, which states that if the borrowing capacity of a new arrangement is greater than or equal to the borrowing capacity of an old arrangement, the unamortized deferred costs associated with the old arrangement should be associated with the new arrangement and amortized over the life of the new arrangement.

The ARLP Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The ARLP Senior Notes and ARLP Credit Facility contain various covenants, affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal relative to its annual production. In addition, the ARLP Senior Notes and the ARLP Credit Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of both the ARLP Credit Facility and ARLP Senior Notes at December 31, 2007.

The ARLP Partnership maintains specific agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At December 31, 2007, the ARLP Partnership had $30.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit (Note 18).

Aggregate maturities of long-term debt are payable as follows (in thousands):

Year Ending December 31,
2008	$18,000
2009	18,000
2010	18,000
2011	18,000
2012	46,000
Thereafter	36,000

$154,000

At the closing of our IPO, we entered into a $5.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”), which owns 100% of the members’ interest of AGP and is controlled by Joseph W. Craft, III. The AHGP Credit Facility is available to us for our general partnership purposes. On March 12, 2007, the board of directors of our general partner approved an extension of the AHGP Credit Facility. Under the terms of the amendment, the AHGP Credit Facility was reduced to $2.0 million and will mature on March 31, 2008. Borrowings under the facility, as extended, bear interest at LIBOR plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At December 31, 2007, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. On January 29, 2008, the board of directors of our general partner approved an amendment to the AHGP Credit Facility to extend the term, which would have expired March 31, 2008, through March 31, 2011. The amendment also provides that C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event of a change of control of us.

9.	DISTRIBUTIONS OF AVAILABLE CASH

We distribute 100% of our available cash (including any held by MGP) within 50 days after the end of each quarter to unitholders of record. Available cash is generally defined as all cash and cash equivalents of AHGP and its direct subsidiaries on hand at the end of each quarter less reserves established by AGP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions.

Our cash generating assets currently consist entirely of our partnership interests in ARLP, from which we receive quarterly cash distributions. At December 31, 2007, our assets consisted of the following partnership interests in ARLP: a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP; the incentive distribution rights in ARLP, which we hold through our 100% ownership interest in MGP; 15,544,169 common units of ARLP, representing approximately 42.5% of the common units of ARLP; and a 0.001% managing interest in Alliance Coal.

The following table summarizes the quarterly per unit distribution paid during the respective quarter:

	Year
	2007	2006
First Quarter	$0.2500	N/A
Second Quarter	$0.2500	N/A
Third Quarter	$0.2650	$0.215
Fourth Quarter	$0.2650	$0.215

The distribution paid in the third quarter 2006 of $0.215 was prorated for the 52-day period beginning May 10, 2006 (the day after we completed our IPO) to June 30, 2006 and was based on a declared initial quarterly distribution rate of $0.215 per unit.

On January 24, 2008, we declared a quarterly distribution of $0.2875 per unit, totaling approximately $17.2 million, which was paid on February 19, 2008, to all unitholders of record on February 12, 2008.

10.	INCOME TAXES

ARLP’s indirect subsidiary, Alliance Service, is subject to federal and state income taxes. Alliance Service’s income consists primarily of rental and service fees provided to an independent coal synfuel producer at Warrior. In September 2006, Alliance Service purchased assets from Matrix Design Group, Inc. through Matrix Design, a newly formed wholly-owned subsidiary. Alliance Service has minor temporary differences between Matrix Design’s financial reporting basis and the tax basis of its assets and liabilities. State taxes for 2006 also include $570,000 resulting from a new state income tax on limited liability companies in Kentucky that relates to income from a limited liability company prior to the IPO. Our adoption of FIN No. 48 on January 1, 2007 did not have a material impact on the consolidated financial statements and does not impact our financial position at December 31, 2007. Components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$1,468	$2,070	$2,115
State	276	969	567

	1,744	3,039	2,682
Deferred:
Federal	(61)	(21)	—
State	(13)	(5)	—

	(74)	(26)	—

Income tax expense	$1,670	$3,013	$2,682

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income taxes at statutory rate	$59,922	$60,538	$56,942
Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(58,420)	(58,360)	(54,527)
Increase/(decrease) resulting from:
State taxes, net of federal income tax benefit	183	888	346
Other	(15)	(53)	(79)

Income tax expense	$1,670	$3,013	$2,682

11.	NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP

Non-controlling interest in consolidated partnership (“Non-Controlling Interest”) represents third-party and related-party ownership interests in the net assets of the ARLP Partnership. The following table shows the components of Non-Controlling Interest for the periods indicated (in thousands):

	December 31,
	2007	2006
Affiliate (SGP)	$(303,816)	$(303,823)
Non-Affiliates (ARLP’s non-affiliate limited partners)	358,601	324,784

Total non-controlling interest	$54,785	$20,961

As a result of common control considerations, our consolidated balance sheets reflect the assets and liabilities from the consolidated balance sheets of the ARLP Partnership, with any ownership of the ARLP Partnership by third-party investors and a non-controlling affiliate investor shown as Non-Controlling Interest on our consolidated balance sheet.

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

The following table summarizes cash distributions paid to ARLP to each component of the Non-Controlling Interest for the periods indicated (in thousands):

	Years Ended December 31,
	2007	2006	2005
Distributions paid to non-controlling interests:
Affiliate (SGP)	$23	$18	$13
Non-Affiliates (ARLP’s non-affiliate limited partners)	46,703	40,834	32,687

Distributions paid to Non-Controlling Interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of Non-Controlling Interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of December 31, 2007 and 2006 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

12.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The ARLP Partnership’s employees currently participate in a defined contribution profit sharing and savings plan sponsored by the ARLP Partnership. This plan covers substantially all full-time employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The ARLP Partnership makes matching contributions based on a percent of an employee’s eligible compensation and for certain subsidiaries make an additional nonmatching contribution, based on an employee’s eligible compensation. Additionally, the ARLP Partnership contributes a defined percentage of eligible compensation for certain employees not covered by the defined benefit plan described below. The ARLP Partnership’s expense for this plan was approximately $5.6 million, $4.6 million and $3.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Defined Benefit Plans—Employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership. The benefit formula is a fixed dollar unit based on years of service.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2007 and 2006 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2007 and 2006, respectively (dollars in thousands):

	2007	2006
Change in benefit obligations:
Benefit obligations at beginning of year	$41,229	$35,107
Service cost	3,435	3,224
Interest cost	2,267	1,949
Actuarial (gain)/loss	(6,616)	1,466
Benefits paid	(667)	(517)

Benefit obligation at end of year	39,648	41,229

Change in plan assets:
Fair value of plan assets at beginning of year	35,038	27,519
Employer contribution	4,400	4,600
Actual return on plan assets	2,876	3,436
Benefits paid	(667)	(517)

Fair value of plan assets at end of year	41,647	35,038

Funded status at the end of year	$1,999	$(6,191)

Amounts recognized in balance sheet:
Non-current asset	$1,999	$—
Non-current liability	—	(6,191)

	$1,999	$(6,191)

Amounts recognized in accumulated other comprehensive income consists of:
Net actuarial gain (loss)	$109	$(6,956)

Weighted-average assumptions as of December 31,
Discount rate	6.65%	5.55%
Expected rate of return on plan assets	8.35%	7.75%
Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	5.55%	5.60%
Expected return on plan assets	7.75%	8.00%
Weighted-average asset allocations as of December 31,
Equity securities	71%	87%
Fixed income securities	24%	12%
Cash and cash equivalents	5%	1%

	100%	100%

	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$3,435	$3,224	$3,007
Interest cost	2,268	1,949	1,660
Expected return on plan assets	(2,687)	(2,285)	(1,916)
Prior service cost	—	42	48
Net loss	258	313	207

Net periodic benefit cost	$3,274	$3,243	$3,006

2007
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$(6,807)
Reversal of amortization item:
Net actuarial (gain) loss	(258)

Total recognized in accumulated other comprehensive income	(7,065)
Net periodic benefit cost	3,274

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(3,791)

Estimated future benefit payments as of December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$755
2009	1,142
2010	1,360
2011	1,620
2012	1,900
2013-2017	14,746

$21,523

The actuarial gain component of the change in benefit obligations for 2007 and the actuarial loss in 2006 was primarily attributable to changes in the discount rate assumptions. Other than the reclassification of accrued pension benefits from current to long-term liabilities at December 31, 2006, the adoption of SFAS No. 158 in 2006 did not have a material impact on our consolidated financial statements. The ARLP Partnership expects to contribute $2.5 million to the Pension Plan in 2008. There is no estimated net actuarial (gain) loss, prior service cost, and transition obligation for the Pension Plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the 2008 fiscal year.

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

The expected long-term rate of return assumption is based on broad equity and bond indices. The Pension Plan’s expected long-term rate of return of 8.35% is determined by the above factors and an asset allocation assumption of 60.0% invested in domestic equity securities with an expected long-term rate of return of 10.6%, 10% invested in international equities with an expected long-term rate of return of 6.9% and 30.0% invested in fixed income securities with an expected long-term rate of return of 5.8%. The Pension Plan was established effective January 1, 1997 and the ARLP Partnership’s initial contribution to the Pension Plan was made in 1998.

13.	COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and directors of MGP and its affiliates who perform services for the ARLP Partnership. Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to the review and approval of the MGP Compensation Committee. The aggregate number of units reserved for issuance under the ARLP LTIP was 1,200,000. Sponsorship of the ARLP LTIP was transferred from MGP to Alliance Coal effective May 15, 2006.

During 2007, 2006 and 2005, the ARLP Partnership issued grants of 93,475 units, 90,700 units and 114,390 units, respectively, which vest on January 1, 2010, January 1, 2009 and January 1 2008, respectively, subject to the satisfaction of certain financial tests that management currently believes will be satisfied. As of December 31, 2007, 43,385 of these outstanding ARLP LTIP grants have been forfeited. On January 29, 2008, the MGP Compensation Committee determined that the vesting requirements for the 2005 grants of 92,730 restricted units (which is net of 21,660 forfeitures) had been satisfied as of January 1, 2008. As a result of this vesting, on February 21, 2008, the ARLP Partnership issued 62,799 common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax obligations of the ARLP LTIP participants. On January 29, 2008, the MGP Compensation Committee authorized additional grants up to 100,000 restricted units of which 92,100 have been issued and which will vest January 1, 2011, subject to the satisfaction of certain financial tests. After consideration of the January 1, 2008 vesting and subsequent issuance of 62,799 common units and the grants of 92,100 units on January 29, 2008, 124,161 units remain available for issuance in the future, assuming that all grants currently issued and outstanding for 2006, 2007 and 2008 are settled with common units and no future forfeitures occur.

For the years ended December 31, 2007, 2006 and 2005, the ARLP Partnership recorded expense of $2.9 million, $4.1 million and $8.2 million, respectively. The total obligation associated with the ARLP LTIP as of December 31, 2007 and 2006 was $6.0 million and $10.5 million, respectively, and is included in the Non-Controlling Interest Non-Affiliate balance in our consolidated balance sheets.

The fair value of the 2007 and 2006 grants is based upon the intrinsic value at the date of grant which was $35.84 and $37.79, respectively, on a weighted average basis. The intrinsic value of the 2005 grants of $37.20 essentially equals the fair value at January 1, 2006 and, therefore, no incremental compensation expense was recognized upon adoption of SFAS No. 123R. As required by SFAS No. 123R, the fair value was reduced for expected forfeitures, to the extent compensation expense had been previously recognized and the ARLP Partnership recorded a benefit of $112,000 upon adoption of SFAS No. 123R on January 1, 2006 as a cumulative effect of accounting change. The ARLP Partnership expects to settle the non-vested ARLP LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy the minimum statutory tax withholding requirements. As provided under the distribution equivalent rights provision of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distribution we make to unit holders during the vesting period.

A summary of non-vested ARLP LTIP grants as of and for the year ended December 31, 2007 is as follows:

Non-vested grants at January 1, 2007	395,320
Granted	93,475
Vested	(196,340)
Forfeited	(37,275)

Non-vested grants at December 31, 2007	255,180

As of December 31, 2007, there was $3.0 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2007, the intrinsic value of the non-vested ARLP LTIP grants was $9.3 million.

The ARLP Partnership has a Supplemental Executive Retirement Plan (the “SERP”) to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of “phantom” units. The SERP is administered by the MGP Compensation Committee. Sponsorship of the SERP was transferred from MGP to Alliance Coal effective May 15, 2006.

For the years ended December 31, 2007, 2006 and 2005, the ARLP Partnership recorded expense of $0.4 million, $0.1 million and $0.4 million, respectively, related to the SERP. During 2007, the ARLP Partnership made cash distributions from the SERP totaling $1.5 million to three former executive officers that retired. The total accrued liability associated with the SERP plan was $3.1 million and $4.1 million as of December 31, 2007 and 2006, respectively and is included in other current liabilities ($1.5 million for December 31, 2006 only) and other long-term liabilities in the consolidated balance sheets.

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

14.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
CASH PAID FOR:
Interest	$13,038	$13,786	$15,160

Income taxes	$2,175	$3,045	$3,025

NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$5,046	$12,140	$9,364

Non-cash contribution by limited partner - affiliate	$1,105	$—	$—

Asset acquired by capital lease	$—	$1,862	$—

15.	ASSET RETIREMENT OBLIGATIONS

The majority of the ARLP Partnership’s operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations, among other requirements, require restoration of property in accordance with specified standards and an approved reclamation plan. The ARLP Partnership accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. The ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted at a risk free rate ranging from 4.22% to 6.0% and recorded the present value of those estimates.

Discounting resulted in reducing the accrual for asset retirement obligations by $65.1 million and $47.5 million at December 31, 2007 and 2006, respectively. Estimated payments of asset retirement obligations as of December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$2,000
2009	1,470
2010	688
2011	2,043
2012	2,099
Thereafter	113,694

Aggregate undiscounted asset retirement obligations	121,994
Effect of discounting	(65,091)

Total asset retirement obligations	56,903
Less: current portion	(2,000)

Asset retirement obligations	$54,903

The following table presents the activity affecting the asset retirement and mine closing liability (in thousands):

	Year Ended December 31,
	2007	2006	2005
Beginning balance	$50,895	$41,313	$34,018
Accretion expense	2,419	2,101	1,918
Payments	(617)	(336)	(189)
Allocation of liability associated with acquisition, mine development and change in assumptions	4,206	7,817	5,566

Ending balance	$56,903	$50,895	$41,313

For the year ended December 31, 2007, the allocation of liability associated with acquisition, mine development and change in assumptions of $4.2 million was primarily attributable to revisions in the cost estimates for existing water treatment obligations associated with Mettiki (MD) of $2.4 million and to the expansion of permitted refuse disposal areas at Gibson County Coal and Pontiki Coal of $1.4 million and $1.7 million, respectively, as well as general increases in estimated costs of reclamation work, offset by liability decreases at certain other operations resulting from mine life extensions due to coal reserve acquisitions. For the year ended December 31, 2006, the allocation of liability associated with acquisition, mine development and change in assumptions of $7.8 million was primarily attributable to the River View acquisition of $2.9 million and new water treatment obligations and revisions in the cost estimates for existing water treatment obligations associated with Mettiki (WV) and Mettiki (MD) of $5.2 million.

16.	ACCRUED WORKERS’ COMPENSATION AND PNEUMOCONIOSIS (“BLACK LUNG”) BENEFITS

Certain of the ARLP Partnership’s mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees and former employees and their dependents. In addition, the ARLP Partnership is liable for workers’ compensation benefits for traumatic injuries. Both black lung and traumatic claims are covered through self-insured programs.

The ARLP Partnership’s black lung benefits liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The ALRP Partnership’s actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. Actuarial gains or losses are amortized over the remaining service period of active miners.

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers’ compensation laws also compensate survivors or workers who suffer employment related deaths. The ARLP Partnership’s liability for traumatic injury claims is the estimated present value of current workers’ compensation benefits, based on its actuarial estimates. The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 6.38% and 4.80% at December 31, 2007 and 2006, respectively, and for workers’ compensation was 5.95% and 4.80% at December 31, 2007 and 2006, respectively.

The black lung and workers’ compensation expense consists of the following components for the year ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Black lung benefits:
Service cost	$2,027	$1,497	$1,977
Interest cost	1,504	1,241	1,203
Net amortization	70	584	470

Total black lung	3,601	3,322	3,650
Workers’ compensation expense	17,192	21,242	15,406

Total expense	$20,793	$24,564	$19,056

The following is a reconciliation of the changes in black lung benefit obligations at December 31, 2007 and 2006 (in thousands):

	2007	2006
Benefit obligations at beginning of year	$26,816	$23,795
Service cost	2,027	1,497
Interest cost	1,504	1,241
Actuarial loss	70	584
Benefits and expense paid	(370)	(301)

Benefit obligations at end of year	$30,047	$26,816

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for black lung and workers’ compensation benefits at December 31, 2007 and 2006 (in thousands):

	2007	2006
Black lung claims	$30,047	$26,816
Workers’ compensation claims	51,619	45,691

Total obligations	81,666	72,507
Less current portion	(8,124)	(7,704)

Noncurrent obligations	$73,542	$64,803

Both the black lung and workers’ compensation obligations were unfunded at December 31, 2007 and 2006.

As of December 31, 2007 and 2006, the ARLP Partnership had $47.9 million and $15.3 million, respectively, in surety bonds and letters of credit outstanding to secure its workers’ compensation obligations.

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

In March 2006, White County Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form Mid-America Carbonates, LLC (“MAC”). MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s equity ownership in the net assets of MAC was $0.5 million and $0.8 million as of December 31, 2007 and 2006, respectively, which is recorded as minority interest on our consolidated balance sheet.

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with the ARLP Partnership. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. Due to the consolidation of MAC in accordance with FIN 46R, the intercompany transactions associated with the Revolver are eliminated.

18.	RELATED-PARTY TRANSACTIONS

Omnibus Agreement—Pursuant to the terms of an amended omnibus agreement, AHGP agreed, and caused its controlled affiliates to agree, for so long as management controls the MGP, through its ownership of AHGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the MGP Board of Directors with the concurrence of the MGP Conflicts Committee, elects to cause ARLP not to pursue such opportunity or acquisition. The amended omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises AHGP that it has abandoned the pursuit of such business opportunity, and AHGP may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business owned or operated by AHGP and its affiliates at the closing of the IPO; any acquisition by AHGP or its affiliates, the majority value of which does not constitute a restricted business, provided ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by AHGP or our affiliates with the approval of the MGP Board of Directors or MGP Conflicts Committee.

Registration Rights—In connection with the Contribution Agreement, we agreed to register for sale under the Securities Act of 1933 (“Securities Act”) and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates. These registration rights require us to file one registration statement for each of these groups. We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions. We satisfied our requirement by registering 47,863,000 outstanding common units on Form S-3 filed with the Securities and Exchange Commission (“SEC”) on June 1, 2007, declared outstanding effective on June 27, 2007. A prospectus supplement was filed with the SEC on December 18, 2007. These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP—Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The amounts billed by AGP include $0.3 million and $0.1 million, respectively, for the year ended December 31, 2007 and from May 15, 2006 to December 31, 2006 for costs principally related to the Directors Annual Retainer and Deferred Compensation Plan.

C-Holdings—At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Joseph W. Craft, III, as the lender (Note 8). For the year ended December 31, 2007 and from May 15, 2006 to December 31, 2006, we incurred interest expense to C-Holdings of $1,200 and $18,000, respectively, and commitment fees of $2,900 and $8,000, respectively.

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

Administrative Services—In connection with the closing of our IPO, we entered into an Administrative Services Agreement ARLP, the Intermediate Partnership, MGP, AGP and Alliance Resource Holdings II, Inc. (“ARH II”), the indirect parent of SGP. Under the Administrative Services Agreement, certain personnel of the ARLP Partnership, including some executive officers, provide administrative services to us, MGP, AGP and ARH II and our respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.4 million and $0.6 million from ARH for the years ended December 31, 2007 and 2006, respectively. This administrative service revenue is included in other sales and operating revenues in the consolidated statements of income.

Affiliate Contribution—During 2007, an affiliated entity controlled by Joseph W. Craft III contributed to us 50,980 of our common units valued at approximately $1.1 million at the time of contribution and $0.8 million of cash for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of this contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to ARLP’s subsidiary Alliance Coal. The ARLP Partnership made a special allocation of certain general and administrative expenses equal to the amount of our contribution to MGP which made an identical allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

SGP Land, LLC—On May 2, 2007, SGP Land, LLC (“SGP Land”), a subsidiary of SGP, entered into a time sharing agreement with Alliance Coal concerning the use of two airplanes owned by SGP Land. In accordance with the provisions of the time sharing agreement, the ARLP Partnership reimbursed SGP Land $0.3 million for the year ended December 31, 2007 for use of the airplanes.

In 2000, Webster County Coal entered into a mineral lease and sublease with SGP Land requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid royalties of $2.7 million, $3.0 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, Webster County Coal has recouped, against earned royalties otherwise due, all but $3.2 million of the advance minimum royalty payments made under the lease.

In 2001, Warrior entered into a mineral lease and sublease with SGP Land. Under the terms of the lease, Warrior paid in arrears an annual minimum royalty of $2.3 million until $15.9 million of cumulative annual minimum and/or earned royalty payments were paid. The annual minimum royalty periods expired on September 30, 2007. In 2006, Warrior’s cumulative total of annual minimum royalties and/or earned royalty payments exceeded $15.9 million, therefore the annual minimum royalty payment of $2.3 million was no longer required. Warrior paid royalties of $1.3 million, $5.1 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, Warrior has recouped, against earned royalties otherwise due, all advance minimum royalty payments made in accordance with these lease terms.

In 2005, Hopkins County Coal entered into a mineral lease and sublease with SGP Land encompassing the Elk Creek reserves, and the parties also entered into a Royalty Agreement (collectively, the “Coal Lease Agreements”) in connection therewith. The Coal Lease Agreements extend through December 2015, with the right to renew for successive one-year periods for as long as Hopkins County Coal is mining within the coal field, as such term is defined in the Coal Lease Agreements. The Coal Lease Agreements provide for five annual minimum royalty payments of $0.7 million beginning in December 2005. The annual minimum royalty payments, together with cumulative option fees of $3.4 million previously paid prior to December 2005 by Hopkins County Coal, are fully recoupable against future earned royalty payments. Hopkins County Coal paid advance minimum royalties and/or option fees of $0.7 million during each of the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, $4.4 million of advance minimum royalties and/or option fees paid under the Coal Lease Agreements is available for recoupment, and management expects that it will be recouped against future production.

Under the terms of the mineral lease and sublease agreements described above, Webster County Coal, Warrior and Hopkins County Coal also reimburse SGP Land for its base lease obligations. The ARLP Partnership reimbursed SGP Land $6.1 million, $5.0 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, for the base lease obligations. As of December 31, 2007, Webster County Coal, Warrior and Hopkins County Coal have recouped, against earned royalties otherwise due base lessors by SGP Land, all advance minimum royalty payments paid by SGP Land to the base lessors in accordance with the terms of the base leases (and reimbursed by Webster County Coal, Warrior and Hopkins County Coal), except for $0.4 million.

On January 28, 2008, effective January 1, 2008, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land. The purchase price was $13.3 million. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through the mineral leases and sublease agreements described above. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million to the base lessors, will be eliminated in our consolidated financial statements.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million, $0.3 million and $0.6 million during the years ended December 31, 2007, 2006 and 2005, respectively (the 2004 annual minimum royalty obligation of $0.3 million was paid in January 2005 rather than in December 2004). As of December 31, 2007, $1.2 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP—In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH (Note 3). In connection with this acquisition, the ARLP Partnership assumed a coal lease with the SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of 2007, 2006 and 2005. As of December 31, 2007, $9.0 million of advance minimum royalties paid under the lease is available for recoupment and management expects will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with the SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay the SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2007, 2006 and 2005.

The ARLP Partnership has a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the lease, the ARLP Partnership will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for each of the three years in the period ended December 31, 2007 was $2.6 million.

The ARLP Partnership previously entered into and has maintained agreements with two banks to provide letters of credit in an aggregate amount of $31.0 million (Note 8). At December 31, 2007, the ARLP Partnership had $30.6 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. Historically, the ARLP Partnership has compensated SGP for a guarantee fee equal to 0.30% per annum of the face amount of the letters of credit outstanding. During 2003 SGP agreed to waive the guarantee fee in exchange for a parent guarantee from the Intermediate Partnership and Alliance Coal on the mineral leases and sublease with Webster County Coal and Warrior described above. As noted above, those leases have now been assigned by SGP to Alliance Resource Properties. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and does not impact our consolidated financial statements.

ARH— In April 2006, the ARLP Partnership acquired 100% of the membership interest in River View from ARH (Note 3).

19.	COMMITMENTS AND CONTINGENCIES

Commitments—The ARLP Partnership leases buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. The ARLP Partnership also has a noncancelable lease with SGP (Note 18) and a noncancelable lease for equipment under a capital lease obligation. Future minimum lease payments are as follows (in thousands):

		Other Operating Leases
Year Ending December 31,	Capital Lease	Affiliate	Others	Total
2008	$460	$2,835	$1,412	$4,247
2009	412	2,595	1,173	3,768
2010	364	2,595	1,104	3,699
2011	315	216	615	831
2012	111	—	307	307
Thereafter	63	—	—	—

Total future minimum lease payments	$1,725	$8,241	$4,611	$12,852

Less: amount representing interest	(213)

Present value of future minimum lease payments	1,512
Less: current portion	(377)

Long-term capital lease obligation	$1,135

Rental expense (including rental expense incurred under operating lease agreements) was $5.4 million, $5.8 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Contractual Commitments—In connection with planned capital projects, the ARLP Partnership had contractual commitments of approximately $13.7 million at December 31, 2007. As of December 31, 2007, the ARLP Partnership had commitments to purchase, from external production sources, coal at an estimated cost up to $6.7 million in 2008.

General Litigation—We are not engaged in any litigation. The ARLP Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. The ARLP Partnership records an accrual for a potential loss related to these matters when, in management’s opinion, such loss is probable and reasonably estimable. Based on known facts and circumstances, the ARLP Partnership believes the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity. However, if the results of these matters were different from management’s current opinion and in amounts greater than the ARLP Partnership’s accruals, then they could have a material adverse effect.

Other—During September 2007, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2007. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, the ARLP Partnership has elected to retain a participating interest along with its insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program representing 35% of the primary $30.0 million layer and 2.5% of the second layer of $20.0 million in excess of the $30.0 million primary layer. The ARLP Partnership does not participate in the third layer of $25.0 million in excess of $50.0 million. The 14.7% participation rate for this year’s renewal is consistent with the ARLP Partnership’s prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of the ARLP Partnership’s participation, it would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a 60-day waiting period for business interruption and an additional $5.0 million aggregate deductible. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which as a result of its level of participation in the commercial property program, could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

In March 2004, XL Specialty Insurance Company (“XL”) filed a lawsuit in state district court in Oklahoma alleging that the ARLP Partnership and ARH had failed to pay premiums for several surety bonds issued for the ARLP Partnership by XL. At trial in July 2006, XL sought approximately $0.9 million in damages and interest, and the district court ruled against the ARLP Partnership. In November 2007, while the ARLP Partnership’s appeal to the Oklahoma Supreme Court was pending, the ARLP Partnership reached a settlement with XL consistent with the ARLP Partnership’s previously recorded accruals.

In November 2005, the ARLP Partnership settled a contract dispute with ICG, LLC (“ICG”). Under this settlement, which was effective August 1, 2005, Pontiki Coal, one of the ARLP Partnership’s subsidiaries, shipped coal in approximately ratable monthly quantities until the remaining obligation of 1,681,303 tons under a coal supply agreement with ICG was complete. This shipment obligation was completed in April 2007. As part of this settlement, the ARLP Partnership also executed a new coal sales agreement with ICG whereby Alliance Coal agreed to purchase approximately 887,000 tons of coal from ICG. Approximately 236,000, 588,000 and 63,000 tons were purchased and sold at a profit during the years ended December 31, 2007, 2006 and 2005, respectively. Consequently, the ARLP Partnership has fully satisfied its coal sales agreement with ICG.

At certain of the ARLP Partnership’s operations, property tax assessments for several years are under audit by various state tax authorities. The ARLP Partnership believes that it has recorded adequate liabilities based on reasonable estimates of any property tax assessments that may be ultimately assessed as a result of these audits.

20.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The ARLP Partnership has significant long-term coal supply agreements, some of which contain prospective price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, in the infrequent circumstance when the coal is sold other than free on board the mine, changes in transportation rates. Total revenues from major customers, including transportation revenues, which exceed ten percent of total revenues, are as follows (in thousands):

		Year Ended December 31,
	Segment (Note 21)	2007	2006	2005
Customer A	Illinois Basin	$144,063	$143,795	$133,672
Customer B	Northern Appalachia	132,229	75,718	83,255
Customer C	Illinois Basin	115,796	74,413	76,959

Trade accounts receivable from these customers totaled approximately $26.5 million and $32.1 million at December 31, 2007 and 2006, respectively. The ARLP Partnership’s bad debt experience has historically been insignificant. Financial conditions of the ARLP Partnership’s customers could result in a material change to its bad debt expense in future periods. The coal supply agreements with Customers A and B expired in 2007 and have been replaced with various new contracts with expiration dates ranging from 2010 to 2023. The coal supply agreement with Customer C expires in 2016.

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

The Illinois Basin segment is comprised of Webster County Coal’s Dotiki mine, Gibson County Coal’s Gibson North mine and Gibson South property, Hopkins County Coal’s Elk Creek mine, White County Coal’s Pattiki mine, Warrior’s Cardinal mine, the River View property and Alliance Resource Properties (Note 3). In 2007, mine development began at the River View property. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal’s Pond Creek and Van Lear mines and MC Mining’s Excel No. 3 mine.

The Northern Appalachian segment is comprised of Mettiki’s D-Mine, and Mettiki (WV)’s Mountain View mine, two small mining operations that the ARLP Partnership subcontracts operations to third-parties, and the Tunnel Ridge and Penn Ridge coal properties. In late 2006, the ARLP Partnership completed the transition of longwall operations from the D-Mine to the Mountain View mine. The ARLP Partnership is in the process of permitting the Tunnel Ridge and Penn Ridge properties for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, MAC and Matrix Design. Operating segment results for the years ended December 31, 2007, 2006 and 2005 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Operating segment results for the year ended December 31, 2007 were as follows:

Total revenues (2)	$662,643	$194,635	$163,351	$17,160	$(4,802)	$1,032,987
Selected production expenses (3)	364,471	128,075	97,660	18,706	(4,802)	604,110
Segment Adjusted EBITDA (4)	208,658	58,937	35,478	(1,952)	—	301,121
Total assets	450,047	105,826	128,557	18,131	(73)	702,488
Capital expenditures (5)	87,118	13,313	16,024	3,135	—	119,590

Operating segment results for the year ended December 31, 2006 were as follows:

Total revenues (2)	$634,602	$185,966	$121,962	$26,978	$(2,266)	$967,242
Selected production expenses (3)	344,267	124,083	67,353	20,763	(2,266)	554,200
Segment Adjusted EBITDA (4)	206,209	40,050	29,911	5,154	—	281,324
Total assets	354,320	101,775	121,620	57,780	—	635,495
Capital expenditures	112,365	22,579	43,035	10,651	—	188,630

Operating segment results for the year ended December 31, 2005 were as follows:

Total revenues (2)	$553,908	$157,203	$120,423	$7,184	$—	$838,718
Selected production expenses (3)	289,720	94,909	62,425	3,606	—	450,660
Segment Adjusted EBITDA (4)	183,075	41,583	36,047	2,924	—	263,629
Total assets	274,437	91,853	73,789	92,691	—	532,770
Capital expenditures	70,353	23,451	24,435	1,642	—	119,881

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from MAC and Matrix Design.

(2)	Revenues included in the Other and Corporate column are attributable to Mt. Vernon transloading revenues, brokerage coal sales, Matrix Design and MAC rock dust revenues.

(3)	Selected production expenses are comprised of operating expenses and outside purchases (as reflected in the consolidated statements of income), excluding production taxes and royalties that are incurred as a percentage of coal sales or volumes. Selected production expenses are reconciled to operating expenses and outside purchases below (in thousands).

	Year Ended December 31,
	2007	2006	2005
Selected production expenses	$604,110	$554,200	$450,660
Production taxes and royalties	102,944	92,769	85,941

Combined operating expenses and outside purchases	$707,054	$646,969	$536,601

(4)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below (in thousands).

	Year Ended December 31,
	2007	2006	2005
Consolidated Segment Adjusted EBITDA	$301,121	$281,324	$263,629
General and administrative	(36,724)	(32,152)	(33,484)
Depreciation, depletion and amortization	(85,310)	(66,497)	(55,647)
Interest expense, net	(9,928)	(9,185)	(11,811)
Income taxes	(1,670)	(3,013)	(2,682)
Cumulative effect of accounting change	—	112	—
Minority interest	332	161	—

Income before non-controlling interest	$167,821	$170,750	$160,005

(5)	Capital expenditures do not include acquisitions of coal reserves and other assets in the Illinois Basin of $53.3 million or business acquisitions separately reported in our consolidated statements of cash flows.

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results for 2007 and 2006 is as follows (in thousands, except unit and per unit data):

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$257,027	$263,208	$260,425	$252,327
Income from operations	46,747	48,299	41,173	41,483
Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest	45,366	46,200	38,535	39,058
Net income	23,071	23,821	20,507	20,466
Basic and diluted net income per limited partner unit	$0.39	$0.40	$0.34	$0.34
Weighted average number of units outstanding – basic	59,863,000	59,863,000	59,863,000	59,863,000

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$238,320	$221,239	$244,615	$263,068
Income from operations	50,867	43,078	40,285	47,515
Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest	48,896	40,735	38,334	45,525
Net income	22,882	20,389	19,351	23,087
Basic and diluted net income per limited partner unit	$0.48	$0.37	$0.32	$0.39
Weighted average number of units outstanding – basic and diluted	47,363,000	54,505,857	59,863,000	59,863,000

Income from operations in the above table, for quarters prior to June 30, 2006, represents income from operations before interest expense.

23.	SUBSEQUENT EVENTS

Other than those events described in Notes 8, 9, 13 and 18, there were no other subsequent events.

SCHEDULE II

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Balance At Beginning of Year		Additions Charged to Income		Deductions		Balance At End of Year
(in thousands)
2007
Allowance for doubtful accounts	$		$		$		$

2006
Allowance for doubtful accounts		$—		$—		$—		$—

2005
Allowance for doubtful accounts		$—		$—		$—		$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)), was performed as of the end of the period covered by the report. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the AHGP Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that simple errors or mistakes can occur. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant.

Management’s Annual Report on Internal Control over Financial Reporting. Management of the AHGP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The AHGP Partnership’s internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that the AHGP Partnership’s assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the AHGP Partnership’s internal control over financial reporting. Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2007 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the AHGP Partnership.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, Management concluded that, as of December 31, 2007, the AHGP Partnership’s internal control over financial reporting is effective based on those criteria, and we believe that we have no material internal control weaknesses in our financial reporting process.

Changes in Internal Controls Over Financial Reporting. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) that occurred in the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the

General Partner and the Partners of

Alliance Holdings GP, L.P.:

We have audited the internal control over financial reporting of Alliance Holdings GP, L.P. and subsidiaries (the “AHGP Partnership”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The AHGP Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the AHGP Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the AHGP Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of income, cash flows and Partners’ capital (deficit) and comprehensive income (loss) for each of the three years in the period ended December 31, 2007, and financial statement schedule as of and for the year ended December 31, 2007 of the AHGP Partnership and our report dated March 7, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma

March 7, 2008

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

Name	Age	Position With Our General Partner
Joseph W. Craft III[1]	57	Chairman of the Board, President and Chief Executive Officer
Brian L. Cantrell	48	Senior Vice President and Chief Financial Officer
R. Eberley Davis[2]	51	Senior Vice President, General Counsel and Secretary
Robert G. Sachse[3]	59	Executive Vice President – Marketing
Charles R. Wesley[3]	53	Senior Vice President – Operations
Thomas M. Wynne[3]	51	Vice President – Operations
Thomas M. Davidson, Sr.	71	Director and Member of the Audit and Conflicts* Committees
Robert J. Druten	60	Director and Member of the Audit and Conflicts Committee
Michael J. Hall	63	Director and Member of the Audit* Committee

*	Indicates Chairman of Committee

[1]	Effective March 12, 2007, Mr. Craft resigned from his position as a member of the audit committee.

[2]	Effective February 12, 2007, Mr. Davis was appointed as Senior Vice President, General Counsel and Secretary of our general partner by the board of directors of our general partner.

[3]	Messrs. Sachse, Wesley and Wynne are officers of subsidiaries of our general partner as noted in their biographies below.

Joseph W. Craft III has been Chairman of the Board, President and Chief Executive Officer since November 2005. Mr. Craft has majority ownership of ARLP’s managing general partner and owns indirectly ARLP’s special general partner and our general partner. Mr. Craft has been President, Chief Executive Officer and a Director of ARLP’s managing general partner since August 1999. Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had been previously that company’s General Counsel and Chief Financial Officer. Before joining MAPCO, Mr. Craft was an attorney at Falcon Coal Corporation and Diamond Shamrock Coal Corporation. He is past Chairman of the National Coal Council, a Board and Executive Committee Member of the National Mining Association, a Director of the Center for Energy and Economic Development, a Director of BOK Financial Corporation and a member of the Board of Trustees for the University of Tulsa. Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology.

Brian L. Cantrell was named Senior Vice President and Chief Financial Officer in November 2005. Mr. Cantrell also has served as Senior Vice President and Chief Financial Officer of ARLP’s managing general partner since October 2003. Prior to his current position, Mr. Cantrell was President of AFN Communications, LLC from November 2001 to October 2003 where he had previously served as Executive Vice President and Chief Financial Officer after joining AFN in September 2000. Mr. Cantrell’s previous positions include Chief Financial Officer, Treasurer and Director with Brighton Energy, LLC from August 1997 to September 2000; Vice President – Finance of KCS Medallion Resources, Inc.; and Vice President – Finance, Secretary and Treasurer of Intercoast Oil and Gas Company. Mr. Cantrell is a Certified Public Accountant and holds a Masters of Accountancy and Bachelor of Accountancy from the University of Oklahoma.

R. Eberley Davis has been our Senior Vice President, General Counsel and Secretary since February 2007 and has been the Senior Vice President, General Counsel and Secretary of ARLP’s managing general partner since February 2007. From 2003 to February 2007, Mr. Davis practiced law in the Lexington, Kentucky office of Stoll Keenon Ogden PLLC. Prior to joining Stoll Keenon Ogden in 2003, Mr. Davis was Vice President, General Counsel and Secretary of Massey Energy Company for one year. Mr. Davis also served in various positions, including Vice President and General Counsel, for Lodestar Energy, Inc. from 1993 to 2002. Mr. Davis is an alumnus of the University of Kentucky, where he received a Bachelor of Arts degree in Economics and his Juris Doctorate degree. He also holds a Masters of Business Administration degree from the University of Kentucky. Mr. Davis is a Trustee of the Energy and Mineral Law Foundation, and a member of the American, Kentucky and Fayette County Bar Associations.

Robert G. Sachse has been Executive Vice President of MGP since August 2000. Effective November 1, 2006, Mr. Sachse assumed the responsibilities for our coal marketing, sales and transportation functions. Mr. Sachse was also Vice Chairman of our managing general partner from August 2000 to January 2007. Prior to his current position, Mr. Sachse was Executive Vice President and Chief Operating Officer of MAPCO Inc. from 1996 to 1998 when MAPCO merged with The Williams Companies. Following the merger, Mr. Sachse had a two year non-compete consulting agreement with The Williams Companies. Mr. Sachse held various positions while with MAPCO Coal Inc. from 1982 to 1991, and was promoted to President of MAPCO Natural Gas Liquids in 1992. Mr. Sachse holds a Bachelor of Science degree in Business Administration from Trinity University and a Juris Doctorate degree from the University of Tulsa.

Charles R. Wesley has been Senior Vice President – Operations of MGP since August 1999. Previously, Mr. Wesley served as Senior Vice President – Operations of Alliance Coal (formerly MAPCO Coal, Inc.) since 1996. He joined the company in 1974 when he began working for Webster County Coal Corporation as an engineering co-op student. In 1992, Mr. Wesley was named Vice President – Operations for Mettiki Coal Corporation. He has served the industry as past President of the West Kentucky Mining Institute and National Mine Rescue Association Post 11, and he has served on the Board of the Kentucky Mining Institute. Mr. Wesley holds a Bachelor of Science degree in Mining Engineering from the University of Kentucky.

Thomas M. Wynne has been Vice President-Operations of Alliance Coal since July 1998. He joined the company in 1981 and has held various positions. Mr. Wynne holds a Bachelor of Science degree in Mining Engineering from the University of Pittsburgh and a Masters of Business Administration degree from West Virginia University.

Thomas M. Davidson, Sr. became a Director in March 2006. In 1999, Mr. Davidson founded Davidson Capital Group, a niche investment bank headquartered in the Washington, D.C. area and engaged primarily in assisting enterprises in merger and acquisition, financing, and other growth initiatives. Mr. Davidson is the President and Senior Managing Director of Davidson Capital Group and has served in such capacity since 1999. From 1986 to 1989, Mr. Davidson was Senior Vice President and General Counsel of The Peter Kiewit Companies, a coal mining and construction company headquartered in Omaha, Nebraska. From 1982 to 1985, Mr. Davidson was a senior law partner in the corporate group in Akin, Gump, Strauss, Hauer and Feld in Washington, D.C. From 1977 to 1982, Mr. Davidson was Senior Vice President and General Counsel of MAPCO Inc., a diversified oil and gas and coal company headquartered in Tulsa, Oklahoma. From 1974 to 1977, Mr. Davidson was Senior Vice President and General Counsel of Mesa Petroleum Corporation, an oil and gas exploration company headquartered in Amarillo, Texas. Mr. Davidson holds a Bachelor degree in Political Science from Williams College and a Juris Doctorate degree from Duke University. Mr. Davidson is chairman of the conflicts committee and a member of the audit committee.

Robert J. Druten became a Director in January 2007. From September 1994 to August 2006, Mr. Druten was the Executive Vice President and Chief Financial Officer at Hallmark Cards, Inc. From 1991 until 1994, Mr. Druten served as Executive Vice President and Chief Financial Officer of Crown Media, Inc., a cable communication subsidiary of Hallmark. Previously, Mr. Druten served as Vice President of Corporate Development and Planning of Hallmark Cards, Inc., from 1989 until 1991. Prior to joining Hallmark in 1986, Mr. Druten held a variety of executive positions with Pioneer Western Corporation from 1983 until 1986. Mr. Druten holds a Bachelor of Science degree in Accounting from Kansas University as well as a Masters of Business Administration from Rockhurst University. Mr. Druten currently serves as a member of the board of directors of Kansas City Southern Industries, Inc. (NYSE: KSU), a transportation and financial services company, and is a Chairman of both the audit and finance committees of the board of directors of Kansas City Southern Industries, Inc. Mr. Druten is also a Trustee and Chairman of the Board of Entertainment Properties Trust (NYSE: EPR), a real estate investment trust focused on the acquisition of movie theatre complexes and other entertainment related properties, and is a member of the compensation and governance committees of the Board of Entertainment Properties Trust. Mr. Druten serves on the board of American Italian Pasta Company (AITP.PK), the largest producer of dry pasta in North America, and is a member of its audit committee. Mr. Druten is a member of the audit and conflicts committees.

Michael J. Hall became a Director in March 2006. Mr. Hall is Chairman of the Board of Directors of Matrix Service Company (“Matrix”). Previously, Mr. Hall served as President and Chief Executive Officer of Matrix from March, 2005 until he retired in November, 2006. Mr. Hall also served as Vice President – Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September, 1998 to May, 2004. Mr. Hall became a director of Matrix in October 1998, and was elected chairman of its board in November, 2006. Matrix is a company which provides general industrial construction and repair and maintenance services principally to the petroleum, petrochemical, power, bulk storage terminal, pipeline and industrial gas industries. Prior to working for Matrix, Mr. Hall was Vice President and Chief Financial Officer of Pexco Holdings, Inc., Vice President – Finance and Chief Financial Officer for Worldwide Sports & Recreation, Inc. an affiliated company of Pexco, and worked for T.D. Williamson, Inc., as Senior Vice President, Chief Financial and Administrative Officer, and Director of Operations – Europe, Africa and Middle East Region. Mr. Hall is Chairman of the Board of Directors of Integrated Electrical Services, Inc. and a member of its audit, human resources and compensation, and nominating/governance committees and has served as a director and chairman of the board since May 2006. He also serves as Chairman of the Board of Directors of American Performance Funds and is a member of its audit and nominating committees and has served as an independent trustee since July 1990. Mr. Hall holds a Bachelor of Science degree in Accounting from Boston College and a Masters of Business Administration from Stanford University. Mr. Hall is chairman of the audit committee. Since March, 2003, Mr. Hall has also been a Director and chairman of the audit committee of ARLP.

Audit Committee

The audit committee is comprised of three non-employee members of the board of directors (“Board of Directors”) (currently, Mr. Hall, Mr. Davidson and Mr. Druten). After reviewing the qualifications of the current members of the audit committee, and any relationships they may have with us that might affect their independence, the board of directors has determined that all current audit committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, all current audit committee members are “independent” as that concept is defined in the applicable rules of the NASDAQ, all current audit committee members are financially literate, and Mr. Hall qualifies as an audit committee financial expert under the applicable rules promulgated pursuant to the Exchange Act.

Report of the Audit Committee

The audit committee of AGP oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. The audit committee has the responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm and assists the board of directors by conducting its own review of our:

•	filings with the Securities and Exchange Commission (the “SEC”) and the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) (i.e., Forms 10-K, 10-Q, and 8-K);

•

press releases and other communications by us to the public concerning earnings, financial condition and results of operations, including changes in distribution policies or practices affecting the holders of our units, if such review is not undertaken by the board of directors;

•	systems of internal controls regarding finance and accounting that management and the board of directors have established; and

•	auditing, accounting and financial reporting processes generally.

In fulfilling its oversight and other responsibilities, the audit committee met eight times during 2007 The audit committee’s activities included, but were not limited to, (a) the selection of the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) the review of the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30 and September 30, 2007 (d) performing a self-assessment of the committee itself, (e) reviewing the audit committee charter and (f) reviewing the overall scope, plans and findings of our internal auditor. Based on the results of the annual self-assessment, the audit committee believes that it satisfied the requirements of its charter. The audit committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

The audit committee discussed with Deloitte & Touche LLP the matters required to be discussed by SAS 114, The Auditor’s Communication with Those Charged with Governance, as may be modified or supplemented. The committee received written disclosures and the letter from Deloitte & Touche LLP required by Independence Standards Board No. 1., Independence Discussions with Audit Committees, as may be modified or supplemented, and has discussed with Deloitte & Touche LLP, its independence from management and AHGP.

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the SEC.

Members of the Audit Committee:

Michael J. Hall, Chairman

Thomas M. Davidson, Sr.

Robert J. Druten

Code of Ethics

We have adopted a Code of Ethics with which our chief executive officer and our senior financial officers (including our principal financial officer, and our principal accounting officer or controller), are expected to comply. The Code of Ethics is publicly available on our website under Investors Relations at www.ahgp.com and is available in print to any unitholder who requests it. Such requests should be directed to Investor Relations at (918) 295-7674. If any substantive amendments are made to the Code of Ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Communications with the Board

Unitholders or other interested parties can contact any director or committee of the board by writing to them c/o Senior Vice President, General Counsel and Secretary, P. O. Box 22027, Tulsa, Oklahoma 74121-2027. Comments or complaints relating to our accounting, internal accounting controls or auditing matters will also be referred to members of the audit committee. The audit committee has procedures for (a) receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The executive officers named in our Summary Compensation Table – (i) the President and Chief Executive Officer of our general partner, our principal executive officer, (ii) the Senior Vice President and Chief Financial Officer of our general partner, our principal financial officer, and (iii) our three most highly compensated executive officers for 2007 (collectively, the “Named Executive Officers”) – are also executive officers of MGP, ARLP’s managing general partner, of which we own 100% of the members interest. Our Named Executive Officers are also named in the Summary Compensation Table in Item 11 of the 2007 Form 10-K for ARLP. The compensation of our Named Executive Officers described below is their compensation as executive officers of MGP. We do not provide our Named Executive Officers any additional compensation.

Our Named Executive Officers spend the majority of their time managing the business of the ARLP Partnership, and the ARLP Partnership is responsible for the majority of their compensation. Therefore, our Board of Directors has delegated responsibility for decisions related to our Named Executive Officers’ compensation to the MGP Compensation Committee. Accordingly, this Compensation Discussion and Analysis primarily addresses the ARLP Partnership’s compensation program as it relates to our Named Executive Officers.

We reimburse the ARLP Partnership for a portion of the compensation expense for certain of our Named Executive Officers pursuant to the Administrative Services Agreement. Based on the estimated time spent managing our affairs, the Board of Directors agreed that 5% and 13%, respectively, of the 2007 base salaries of Joseph W. Craft III, the President and Chief Executive Officer of our general partner, and Brian L. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, would be allocated to us. None of the 2007 base salaries of Messrs. Sachse, Wesley and Wynne were allocated to us. In addition, for 2007 we paid the ARLP Partnership a stipulated benefit burden equal to 38% of allocated base salary. We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes. The Board of Directors will review these allocations periodically to determine whether they are appropriate. Please see “Item 13. – Certain Relationships and Related Transactions, and Director Independence – Administrative Services.”

The ARLP Partnership’s Compensation Objectives

The ARLP Partnership’s compensation program is designed to achieve two key objectives: (i) provide a competitive compensation opportunity to allow it to recruit and retain key management talent, and (ii) motivate and reward executive officers for creating sustainable, capital-efficient growth in distributable cash flow to maximize its distributions to its unitholders. In making decisions regarding executive compensation, the MGP Compensation Committee compares current compensation levels with those of other companies in the coal industry that compare favorably to the ARLP Partnership with regard to financial and operating indicators by which it has historically measured its performance. The MGP Compensation Committee uses its discretion to determine a total compensation package of base salary and short-term and long-term incentives that is competitive with this peer group. Based upon its review of the ARLP Partnership’s overall executive compensation program, the Board of Directors believes the executive compensation program is appropriately applied to our general partner’s executive officers and is necessary to attract and retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance unitholder value. Moreover, the Board of Directors believes the total compensation opportunities provided to our general partner’s executive officers create alignment with our long-term interests and those of our unitholders.

Setting Executive Compensation

Role of the Compensation Committee

The MGP Compensation Committee administers the ARLP Partnership’s executive compensation program. The MGP Compensation Committee oversees the ARLP Partnership’s compensation and benefit plans and policies, administers its incentive bonus and equity participation plans, and reviews and approves annually all compensation decisions relating to our Named Executive Officers. The MGP Compensation Committee is empowered by us, by the MGP Board of Directors, and by the MGP Compensation Committee’s charter to make all decisions regarding compensation for our Named Executive Officers without ratification or other action by the Board of Directors or the MGP Board of Directors.

The MGP Compensation Committee is composed of three directors of MGP who have been determined to be “independent” by the MGP Board of Directors in accordance with applicable NASDAQ Stock Market, LLC and SEC regulations. The MGP Compensation Committee has the authority to secure services for executive compensation matters, legal advice, or other expert services, both from within and outside the company. The MGP Compensation Committee has not delegated any authority to act on its behalf.

Role of Executive Officers

Each year, the President and Chief Executive Officer of ARLP’s managing general partner submits recommendations to the MGP Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to Named Executive Officers, excluding himself. As executive officers are promoted or hired during the year, the President and Chief Executive Officer makes compensation recommendations to the MGP Compensation Committee and works closely with the MGP Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with the existing compensation philosophy of the ARLP Partnership and are approved by the MGP Compensation Committee. The President and Chief Executive Officer also confers with the MGP Compensation Committee regarding each executive officer’s performance, experience, demonstrated leadership, job knowledge and management skills. At the direction of the MGP Compensation Committee, the President and Chief Executive Officer and the Senior Vice President, General Counsel and Secretary attend certain meetings and work sessions of the MGP Compensation Committee.

Use of Peer Group Comparisons

The MGP Compensation Committee believes that it is important to review and compare the ARLP Partnership’s performance with that of peer companies in the coal industry. In setting executive compensation for 2007, the MGP Compensation Committee reviewed compensation information regarding other companies in the coal industry set forth in the Cammocks, Inc. Coal Industry Survey. The MGP Compensation Committee also reviewed publicly available information regarding the compensation of executive officers of Massey Energy Company, Alpha Natural Resources Inc., Foundation Coal Holdings Inc., International Coal Group Inc., James River Coal Company, Penn Virginia Resource Partners, L.P., Natural Resource Partners, L.P. and Westmoreland Coal Company. These companies were identified as comparable with regard to revenue, number of mines, type of mines (e.g., the ARLP Partnership compares primarily to coal companies with underground mines) and other financial and operating indicators by which the ARLP Partnership has historically measured its performance, or as master limited partnerships that participate in the coal industry through ownership of coal reserves and other property.

Role of Compensation Consultants

Historically, the MGP Compensation Committee has relied on its review of peer group information and third-party market survey data such as Cammocks Coal Industry Survey and the Tulsa Area Survey to understand the executive compensation market. In July 2007, the MGP Compensation Committee engaged Mercer Human Resource Consulting as an outside compensation consultant to assist the MGP Compensation Committee in collecting peer group compensation information and in assessing the competitiveness of the ARLP Partnership’s compensation program for 2008.

Compensation Program Components

Overview

The components of the executive officer compensation package include:

•	base salary;

•	annual incentive bonus awards under the STIP;

•	annual awards of restricted common units under the ARLP LTIP and of “phantom” units under the Supplemental Executive Retirement Plan (“SERP”).

In addition, all of the executive officers are entitled to customary benefits available to all of the ARLP Partnership’s employees, including group medical, dental, and life insurance and participation in its profit sharing and savings plan. Neither we nor the ARLP Partnership have employment agreements with any of our Named Executive Officers.

The MGP Compensation Committee intends for each executive officer’s base salary to be at the middle of the competitive market place and for annual incentive bonus awards under the STIP and equity participation through the ARLP LTIP and the SERP to give an executive the opportunity, based upon the ARLP Partnership’s overall performance, to achieve total compensation at the top quartile of the competitive market place.

Base Salary

When reviewing base salaries, the MGP Compensation Committee’s policy is to consider the individual’s performance, the ARLP Partnership’s past performance and the individual’s contribution to that performance, the individual’s level of responsibility, the position’s complexity and its importance to the ARLP Partnership in relation to other executive positions, and competitive pay practices. In general, base salaries are targeted at the middle of the competitive market place. As discussed above, the MGP Compensation Committee considers comparative compensation data of companies in the ARLP Partnership’s peer group and the assessment of the executive’s performance, experience, demonstrated leadership, job knowledge and management skills by the President and Chief Executive Officer of ARLP’s managing general partner. Base salaries are reviewed annually to ensure continuing consistency with market levels, and adjustments to base salaries reflect movement in the competitive market as well as individual performance.

Annual Incentive Bonus Awards

The STIP is designed to assist the ARLP Partnership in attracting, retaining and motivating qualified personnel by rewarding management, including the Named Executive Officers, and selected other salaried employees with cash awards for the ARLP Partnership’s achievement of an annual financial performance target. The annual performance target, which historically has been EBITDA-derived, is recommended by the President and Chief Executive Officer of ARLP’s managing general partner and approved by the MGP Compensation Committee prior to or during January of each year. EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization and minority interest, but the MGP Compensation Committee has discretion to normalize the calculation of EBITDA by adding and removing items from the calculation to ensure that the performance target reflects the pure operating results of the core mining business. For 2007, the MGP Compensation Committee approved a minimum financial performance target of $180.9 million in EBITDA, normalized by excluding any charges for ARLP LTIP expense, benefits related to synfuel, and benefits of any insurance recovery associated with the MC Mining Mine Fire incident up to $8 million, and the ARLP Partnership achieved the target.

The aggregate cash available for awards under the STIP each year is dependent on the ARLP Partnership’s actual financial results for the year compared to the annual performance target, and it increases in relationship to the ARLP Partnership’s adjusted EBITDA exceeding the minimum threshold. Payments for executive officers each year are determined by and in the discretion of the MGP Compensation Committee, which is able to amend the STIP at any time. Cash awards are payable in the first quarter of the following calendar year. Termination of employment of an executive officer for any reason prior to payment of a cash award will result in forfeiture of any right to the award, unless and to the extent waived by the MGP Compensation Committee in its discretion.

Equity Participation

Equity compensation pursuant to the ARLP LTIP is a key component of the ARLP Partnership’s executive compensation program. The ARLP LTIP is sponsored by Alliance Coal. Under the ARLP LTIP, annual grant levels for designated participants (including the Named Executive Officers) are recommended by the President and Chief Executive Officer of ARLP’s managing general partner, subject to the review and approval of the MGP Compensation Committee.

The grants are made of either (a) restricted units or (b) options to purchase common units. To date, the MGP Compensation Committee has not granted any unit options under the ARLP LTIP. Restricted units granted under the ARLP LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided the ARLP Partnership achieves an aggregate performance target for that period. The performance target typically is based on a normalized EBITDA measure, similar to the STIP measure, with actual aggregate performance for the vesting period compared to aggregate budgeted performance for the period. Historically, ARLP has issued grants under the ARLP LTIP at the beginning of each year, with the exceptions of new employees who begin employment with the ARLP Partnership at some other time and job promotions that may occur at some other time.

ARLP’s managing general partner’s policy is to issue common units pursuant to the ARLP LTIP to serve as a means of incentive compensation for performance and not primarily as an opportunity for equity participation with respect to its common units. Therefore, no consideration will be payable by the plan participants upon receipt of the common units. Common units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by ARLP in the open market at a price equal to the then prevailing price, or will be units already owned or newly issued by ARLP, or any combination of the foregoing. If ARLP issues new common units upon payment of the restricted units or unit options instead of purchasing them, the total number of common units outstanding will increase.

Restricted Units. Restricted units will vest at the end of a period of time as determined by the MGP Compensation Committee, which is currently approximately three years after the grant date for all outstanding restricted units, provided the ARLP Partnership achieves the aggregate performance target for that period. However, if a grantee’s employment is terminated for any reason prior to the vesting of any restricted units, those restricted units will be automatically forfeited, unless the MGP Compensation Committee, in its sole discretion, determines otherwise. All grants under the ARLP LTIP are of “phantom units” and are settled, upon satisfaction of the applicable vesting requirements, in common units reduced by a cash settlement component equal to the minimum statutory income tax withholding requirement for each individual participant based upon the fair market value of the common units as of the date of payment. Pursuant to the distribution equivalent rights provision of the ARLP LTIP, all grants of restricted units include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions ARLP makes to unit holders during the vesting period.

Unit Options. ARLP has not made any grants of unit options. The MGP Compensation Committee, in the future, may decide to make unit option grants to employees and directors on terms determined by the MGP Compensation Committee. When granted, unit options will have an exercise price set by the MGP Compensation Committee which may be above, below or equal to the fair market value of a common unit on the date of grant. If a grantee’s employment is terminated for any reason prior to the vesting of any unit options, those unit options will be automatically forfeited, unless the MGP Compensation Committee, in its sole discretion, provides otherwise.

Grant Timing. The MGP Compensation Committee does not time, nor has the MGP Compensation Committee in the past timed, the grant of long-term equity incentive awards in coordination with the release of material non-public information. Instead, long-term equity incentive awards are granted only at the time or times dictated by the normal compensation process as developed by the MGP Compensation Committee.

Effect of a Change in Control. Upon a change in control as defined in the ARLP LTIP, all awards of restricted units and options under the ARLP LTIP shall automatically vest and become payable or exercisable, as the case may be, in full. In this regard, all restricted periods shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. The ARLP LTIP defines a change in control as one of the following: (1) any sale, lease, exchange or other transfer of all or substantially all of ARLP’s assets or its managing general partner’s assets to any person; (2) the consolidation or merger of ARLP’s managing general partner with or into another person pursuant to a transaction in which the outstanding voting interests of its managing general partner is changed into or exchanged for cash, securities or other property, other than any such transaction where (a) the outstanding voting interests of its managing general partner is changed into or exchanged for voting stock or interests of the surviving corporation or its parent and (b) the holders of the voting interests of its managing general partner immediately prior to such transaction own, directly or indirectly, not less than a majority of the voting stock or interests of the surviving corporation or its parent immediately after such transaction; or (3) a person or group being or becoming the beneficial owner of more than 50% of all voting interests of ARLP’s managing general partner then outstanding.

Amendments and Termination. The MGP Board of Directors or the MGP Compensation Committee may, in its discretion, terminate the ARLP LTIP at any time with respect to any common units for which a grant has not previously been made. Except as required by the rules of the exchange on which the common units may be listed at that time, the MGP Board of Directors of MGP or the MGP Compensation Committee may alter or amend the ARLP LTIP in any manner from time to time; provided, however, that no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the affected participant. In addition, the MGP Board of Directors or the MGP Compensation Committee may, in its discretion, establish such additional compensation and incentive arrangements as it deems appropriate to motivate and reward employees of the ARLP Partnership.

AHGP LTIP

We have also adopted the AHGP LTIP for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership. Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit. The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP.

Supplemental Executive Retirement Plan

The ARLP Partnership maintains the SERP to help attract and motivate key employees, including the Named Executive Officers. Participation in the SERP aligns the interest of each Named Executive Officer with the interests of ARLP’s unitholders because all allocations made to participants under the SERP are made in the form of “phantom” units that track the value of ARLP’s common units. Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation equal to his or her percentage allocation multiplied by the sum of base salary and cash received under the STIP and ARLP LTIP that year. The contribution made to the SERP each year for a participant is reduced by any supplemental contribution that was made to the ARLP Partnership’s defined contribution profit sharing and savings plan for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant’s termination or death in cash equal to then current price of common units multiplied by the number of phantom units held under the SERP. The MGP Compensation Committee approves the participants and their percentage allocations, and is able to amend or terminate the plan at any time.

Upon any recapitalization, reorganization, reclassification, split of common units, distribution or dividend of securities on common units, ARLP’s consolidation or merger, or sale of all or substantially all of ARLP’s assets or other similar transaction which is effected in such a way that holders of common units are entitled to receive (either directly or upon subsequent liquidation) cash, securities or assets with respect to or in exchange for common units, the MGP Compensation Committee shall, in its sole discretion (and upon the advice of financial advisors as may be retained by the MGP Compensation Committee), immediately adjust the notional balance of phantom units in each Named Executive Officer’s SERP account to equitably credit the fair value of the change in the common units and/or the distributions (of cash, securities or other assets) received or economic enhancement realized by the holders of the common units.

An executive officer who participates in the SERP shall be entitled to receive an allocation under the SERP for the year in which his employment is terminated on the occurrence of any of the following events:

(1)	the executive officer’s employment is terminated other than for cause;

(2)	the executive officer terminates employment for good reason;

(3)	a change of control of ARLP or its managing general partner occurs and, as a result, an executive officer’s employment is terminated (whether voluntary or involuntary);

(4)	death of the executive officer;

(5)	attaining retirement age of 65 years for any executive officer; and

(6)	incurring a total and permanent disability, which shall be deemed to occur if an executive officer is eligible to receive benefits under the terms of the long-term disability program maintained by the ARLP Partnership.

This allocation for the relevant year in which an executive officer’s termination occurs shall equal the executive officer’s eligible compensation for such year (including any severance amount, if applicable) multiplied by his percentage allocation under the SERP, reduced by any supplemental contribution that was made to the ARLP Partnership’s defined contribution profit sharing and savings plan for the participant that year.

CEO Executive Compensation

Mr. Craft has not received an increase in base salary since 2002, and he did not receive a STIP bonus or ARLP LTIP award in 2006 or 2007. Mr. Craft and related trusts own over 50% of our outstanding common units. Thus, Mr. Craft’s interests are directly aligned with those of our unitholders.

Board of Directors Compensation Report

The Board of Directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Board of Directors’ review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The foregoing report is provided by the following directors, who constitute all the members of the Board of Directors:

Members of the Board of Directors:

Joseph W. Craft III

Michael J. Hall

Thomas M. Davidson, Sr.

Robert J. Druten

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act or the Exchange Act, that incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Board of Directors Compensation Report shall not be deemed to be filed with the SEC or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

Summary Compensation Table for 2007

The following table provides a summary of the total compensation paid to our Named Executive Officers by the ARLP Partnership for 2007. We do not provide our Named Executive Officers any additional compensation. Please see footnote (2) below for an explanation of the compensation amounts we reimburse to the ARLP Partnership.

Name and Principal Position	Year	Salary (2)	Bonus (3)	Unit Awards (4)	Option Awards (1)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (6)	Total
Joseph W. Craft III, President, Chief Executive Officer and Director	2007	$334,828	$—	$372,000	$—	$—	$—	$205,989	$912,817
	2006	334,828	—	1,066,400	—	—	—	302,821	1,704,049
Brian L. Cantrell, Senior Vice President Chief Financial Officer	2007	210,000	—	183,028	—	100,000	—	64,208	557,236
	2006	202,115	—	241,573	—	125,000	—	68,825	637,513
Robert G. Sachse,	2007	250,000	185,000	150,483	—	110,000	—	92,326	787,809
Executive Vice President-Marketing
Charles R. Wesley, Senior Vice President Operations (7)	2007	236,280	—	232,818	—	—	—	116,265	585,363
	2006	236,280	—	482,859	—	—	—	161,731	880,870
Thomas M. Wynne,	2007	176,854	—	170,375	—	107,500	—	57,128	511,857
Vice President-Operations

(1)	Column is not applicable.

(2)

The table below reflects the portion of the executive officers’ total compensation expense for 2007 allocated to us by the ARLP Partnership. Based on the estimated time each executive officer spent managing our affairs in

2007, our general partner’s board of directors agreed that 5% and 13%, respectively, of the base salaries of Messrs. Craft and Cantrell would be allocated to us. In addition, for 2007, we were billed by the ARLP Partnership a stipulated benefit burden of 38% of allocated base salary. We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes. Pursuant to the administrative services agreement, this percentage allocation is applied to the total allocated base salary cost of all employees of the ARLP Partnership who provide services to us, not just our Named Executive Officers, and is applied without regard to the amount of actual bonus, if any, received by any particular employee. Accordingly, the amounts shown are not indicative of the actual bonus, if any, received by either Mr. Craft or Mr. Cantrell.

Name	Allocated Salary	Allocated Benefit Burden	Total Allocation of Compensation to Us	Allocated Salary as a % of Total Allocated Compensation
Joseph W. Craft III	$16,741	$6,362	$23,103	72.5%
Brian L. Cantrell	27,300	10,374	37,674	72.5%

(3)	Represents a retention bonus paid to Mr. Sachse in 2007.

(4)	The 2007 amounts represent the compensation expense recognized in 2007 in accordance with SFAS No. 123R associated with ARLP LTIP grants made in 2007, 2006 and 2005. The 2006 amounts represent the compensation expense recognized in 2006 in accordance with SFAS No. 123R associated with ARLP LTIP grants made in 2006, 2005 and 2004. Please see “Item 8. Financial Statements and Supplementary Data – Note 13. Compensation Plans” for an explanation of the valuation assumptions we use in applying SFAS No. 123R. Also, please see “Item 11. Compensation Discussion and Analysis — Compensation Program Components — Equity Participation.”

(5)	Represents the STIP bonus earned for the respective year. STIP payments are made in the first quarter of the year following the year earned. Other than this bonus, there were no other applicable bonuses earned or deferred associated with year 2007. Please see “Item 11. Compensation Discussion and Analysis — Compensation Program Components — Annual Incentive Bonus Awards.”

(6)	For Mr. Sachse, the amount includes perquisites and other personal benefits totaling $11,473, comprising club dues of $7,473 and tax preparation fees of $4,000. Otherwise, for all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price on the date the phantom unit was granted, (b) distribution equivalent rights received on non-vested ARLP LTIP restricted units and (c) profit sharing savings plan employer contribution. For 2007, the amounts were for Mr. Craft, $121,989, $66,000 and $18,000, respectively; for Mr. Cantrell, $14,963, $33,990 and $15,255, respectively; for Mr. Sachse, $36,343, $26,510 and $18,000, respectively; for Mr. Wesley, $57,730, $40,535 and $18,000, respectively; and for Mr. Wynne, $12,737, $31,020 and $13,371, respectively. For 2006, the amounts were for Mr. Craft, $120,101, $165,120 and $17,600, respectively; for Mr. Cantrell, $16,360, $37,728 and $14,737, respectively; and for Mr. Wesley, $68,819, $75,312 and $17,600, respectively. No Named Executive Officer other than Mr. Sachse received perquisites or personal benefits with a total value in excess of $10,000.

(7)	Mr. Wesley has not received an increase in base salary since 2005, and he did not receive a STIP bonus in 2006 or 2007 and did not receive an ARLP LTIP award in 2007. Mr. Wesley and a related trust own nearly 6% of our outstanding common units. Thus Mr. Wesley’s interests are directly aligned with those of our unitholders.

Narrative Discussion Relating to the Summary Compensation Table

Annual Incentive Bonus Awards

Under the STIP, our Named Executive Officers are eligible for cash awards for the ARLP Partnership achieving an annual financial performance target. The annual performance target, which historically has been EBITDA-derived, is recommended by the President and Chief Executive Officer of ARLP’s managing general partner and approved by the MGP Compensation Committee prior to or during January of each year. EBITDA is calculated as net income before net interest expense, income taxes and depreciation, depletion and amortization, but the MGP Compensation Committee has discretion to normalize the calculation of EBITDA by adding and removing items from the calculation to ensure that the performance target reflects the pure operating results of the core mining business. The aggregate cash available for awards under the STIP each year is dependent on the ARLP Partnership’s actual financial results for the year compared to the annual performance target, and the cash available increases in relationship to the ARLP Partnership’s adjusted EBITDA exceeding the minimum threshold. Please see “Item 11. Compensation Discussion and Analysis — Compensation Program Components – Annual Incentive Bonus Awards.”

Long Term Incentive Plan

Under the ARLP LTIP, annual grant levels for designated participants (including the Named Executive Officers) are recommended by the President and Chief Executive Officer of ARLP’s managing general partner, subject to the review and approval of the MGP Compensation Committee. The grants are made of either (a) restricted units or (b) options to purchase common units. To date, the MGP Compensation Committee has not granted any unit options under the ARLP LTIP. Restricted units granted under the ARLP LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided the ARLP Partnership achieves an aggregate performance target for that period. The performance target typically is based on a normalized EBITDA measure, similar to the STIP measure, with actual aggregate performance for the vesting period compared to aggregate budgeted performance for the period. Please see “Item 11. Compensation Discussion and Analysis — Compensation Program Components — Equity Participation.”

Supplemental Executive Retirement Plan

Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation equal to their percentage allocation multiplied by the sum of base salary and cash received under the STIP and ARLP LTIP that year. The contribution made to the SERP each year for a participant is reduced by any supplemental contribution that was made to the ARLP Partnership’s defined contribution profit sharing and savings plan for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant’s termination or death in cash equal to then current price of common units multiplied by the number of phantom units held under the SERP. Please see “Item 11. Compensation Discussion and Analysis — Compensation Program Components — Supplemental Executive Retirement Plan.”

Directors Compensation for 2007

Name	Fees earned or Paid in Cash ($) (1)	Unit Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Michael J. Hall	$90,000	$—	$—	$—	$—	$—	$90,000
Thomas M. Davidson	90,000	—	—	—	—	—	90,000
Robert J. Druten	90,000	—	—	—	—	5,000	95,000

(1)	During 2007, all Directors Compensation was paid in the form of cash payments to the directors.

(2)	Matching charitable contribution. We match individual contributions of $25 or more to educational institutions and not-for-profit organizations on a one-to-one basis up to $5,000 per individual, per calendar year.

Compensation of Directors of Alliance GP, LLC, our General Partner

Under AHGP’s general partner’s Annual Retainer and Deferred Compensation Plan (“Directors’ Plan”), each non-employee director was paid an annual retainer of $90,000 in 2007. One-fourth of the annual retainer amount is payable on or before the first business day of each calendar quarter in that year and is paid in cash. Mr. Craft, our only employee director, receives no director compensation.

Beginning in 2007, prior to the beginning of each plan year, each non-employee director may elect to defer under the Directors’ Plan all or a portion of his annual retainer until the earlier of a designated date or he ceases to be a member of the Board of Directors. A new election must be made for each plan year. For the annual retainer deferred by a director, a notional account is established and credited with “phantom” units equal to the number of common units that would have been paid but for his deferral election. In addition, when distributions are made with respect to common units, the notional account is credits with “phantom” distributions with respect to the phantom units then credited to the account that are equal in amount to the distributions made with respect to common units. Such phantom distributions are credited as additional phantom units of AHGP. The Board of Directors may change or terminate the Directors’ Plan at any time; provided, however, that accrued benefits under the plan cannot be impaired.

Upon a participating director’s designated payment date or termination, we shall pay to such director (or to his or her beneficiary in case of the director’s death) an amount of cash equal to the then fair market value of the phantom units credited to his or her account. Upon any recapitalization, reorganization, reclassification, split of common units, distribution or dividend of securities on common units, our consolidation or merger, or sale of all or substantially all of our assets or other similar transaction which is effected in such a way that holders of common units are entitled to receive (either directly or upon subsequent liquidation) cash, securities or assets with respect to or in exchange for common units, the Board of Directors shall, in its sole discretion (and upon the advice of financial advisors as may be retained by the Board of Directors, immediately adjust the notional balance of phantom units in each director’s account, to the extent such director participates in the Directors’ Plan, to equitably credit the fair value of the change in the common units and/or the distributions (of cash, securities or other assets) received or economic enhancement realized by the holders of the common units.

Compensation Committee Interlocks and Insider Participation

With the exception of ARLP, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Board of Directors of our general partner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of February 29, 2008, regarding the beneficial ownership of both our common units and the common units of ARLP by (a) each director of our general partner, (b) each executive officer identified in the Summary Compensation Table included in Item 11 above, (c) all such directors of our general partner and such executive officers as a group, and (d) each person or group known by our general partner to be the beneficial owner of more than 5% of our common units. Our general partner is owned by C-Holdings, which is wholly-owned by Joseph W. Craft III. As of February 29, 2008, AHGP owns 42.45% of the outstanding common units of ARLP, and AHGP owns, directly or indirectly, all of the outstanding limited liability company interests of MGP, the managing general partner of ARLP. The address of each of ARLP, C-Holdings, AGP and, unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119. Unless otherwise indicated in the footnotes to the table below, our common units and the common units of ARLP reflected as being beneficially owned by the listed directors and executive officers are held directly by such directors and officers. The percentage of our common units beneficially owned is based on 59,863,000 common units outstanding as of February 29, 2008, and the percentage of common units of ARLP beneficially owned is based on 36,613,458 common units outstanding as of February 29, 2008.

	Alliance Holdings GP, L.P.		Alliance Resource Partners, L.P.
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)(2)(4)	47,808,049	79.86%	15,902,620	43.43%
Thomas Davidson, Sr.	—	*	—	*
Robert J. Druten	5,000	*	—	*
Michael J. Hall	—	*	28,451	*
Brian L. Cantrell	6,500	*	14,170	*
Robert G. Sachse	—	*	18,312	*
Charles R. Wesley III (2)	3,699,080	6.18%	107,247	*
Thomas M. Wynne (2)	1,304,372	2.18%	32,752	*
All directors and executive officers as a group (8 persons)	47,819,549	79.88%	16,103,552	43.98%
5% Common Unitholders
Management Group (3)	47,808,049	79.86%	N/A	N/A
Alliance Holdings GP, L.P.	N/A	N/A	15,544,169	42.45%
M&G Investment Funds 1 (5)	N/A	N/A	1,970,000	5.38%

*	Less than one percent

Footnotes related to AHGP Common Units Beneficial Ownership

(1)	The AHGP common units attributed to Mr. Craft consist of (i) 5,193,759 AHGP common units held directly by him, (ii) 4,411,579 AHGP common units held by a grantor retained annuity trust established by him, (iii) 20,641,168 AHGP common units held by SGP, of which Mr. Craft is the indirect sole owner and President, Chief Executive Officer and sole director, (iv) 549,020 AHGP common units held by Alliance Management Holdings III, LLC (“AMH III”), of which Mr. Craft may be deemed to be beneficial owner by virtue of his status as President and sole director of AMH III, and (v) 17,012,523 AHGP common units held by certain current and former members of management of ARLP other than Mr. Craft with whom he may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in footnote (3) below. Of the common units referenced in clause (iii) of this footnote, 7,200,000 common units are subject to a pledge granted by SGP under a Pledge Agreement, dated June 9, 2006, in favor of Bank of Oklahoma, N.A., as agent for the lenders under a Loan Agreement, dated as of June 9, 2006, between ARH II, Bank of Oklahoma, N.A., as agent and lender, and the other lenders parties thereto. The filing of this report shall not be deemed an admission that Mr. Craft beneficially owns the AHGP common units referenced in clauses (iv) and (v) of this footnote.

(2)	Messrs. Wesley and Wynne are part of the current and former members of management of ARLP with whom Mr. Craft may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in clause (v) of footnote (1) above and in footnote (3) below. The 3,669,080 and 1,304,372 AHGP common units, respectively, collectively held, directly and through family trusts, by Messrs. Wesley and Wynne represent a portion of the 17,012,523 AHGP common units attributed to Mr. Craft as referenced in clause (v) of footnote (1) above. Accordingly, in order to avoid double counting, those 3,669,080 and 1,304,372 AHGP common units, respectively, were not included in the line item of the above table entitled “All directors and executive officers as a group (8 persons)” for the calculation of the aggregate number of AHGP common units beneficially owned by the listed officers and directors, and the corresponding percentage calculation.

(3)	Members of the Management Group are parties to a Transfer Restrictions Agreement which contains certain provisions (e.g., drag-along rights granted to Mr. Craft) that, pursuant to Exchange Act Rule 13d-5(b), may cause the Management Group to be deemed to comprise a group under Exchange Act Rule 13d-5(b). Accordingly, without affirming the existence of an Exchange Act Rule 13d-5(b) group, the Management Group made a Schedule 13D filing pursuant to Exchange Act requirements. The Management Group’s 47,808,049 AHGP common units listed in the table above consist of (i) 30,795,526 AHGP Common Units owned, directly or indirectly, or attributed to Mr. Craft as described in clauses (i) through (iv) in footnote (1) above, and (ii) 17,012,523 AHGP common units held by the members of the Management Group other than Mr. Craft, as described in clause (v) of footnote (1) above.

In addition to Mr. Craft and Mr. Wesley, one member of the Management Group, Thomas L. Pearson, individually holds more than 5% of AHGP’s common units. Mr. Pearson directly holds 3,574,271 AHGP common units, representing 5.97% of the AHGP common units outstanding. The reference in clause (ii) of footnote (3) above to 17,012,523 AHGP common units held by members of the Management Group other than Mr. Craft, includes the 3,574,271 AHGP common units held by Mr. Pearson.

Footnotes related to ARLP Common Units Beneficial Ownership

(4)	Mr. Craft’s ARLP common units consist of (i) 357,451 ARLP common units held directly by him, (ii) 1,000 ARLP common units held by his son, and (iii) 15,544,169 ARLP common units held by AHGP. Mr. Craft is a director and, through his ownership of C-Holdings, the indirect sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP (as described in footnote (1) above). As of February 29, 2008, AHGP owns 42.45% of ARLP’s common units. Mr. Craft disclaims beneficial ownership of the ARLP common units held by AHGP except to the extent of his pecuniary interest therein.

(5)	The information in the above table with respect to M&G Investment Funds 1 is based on a Schedule 13G/A filing made by it with the SEC. The address for M&G Investment Funds 1 is Governor’s House, Laurence Pountney Hill, London, EC4R 0HH.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/ vesting of outstanding options, warrants and rights as of December 31, 2007	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2007
Equity compensation plans approved by unitholders:
ARLP Long-Term Incentive Plan	255,180	N/A	186,330
AHGP Long-Term Incentive Plan	—	N/A	5,215,000
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	84,604	N/A	75,396
Deferred Compensation Plan for Directors	35,694	N/A	64,306

For a description of the SERP and the Deferred Compensation Plan for Directors, please read “Supplemental Executive Retirement Plan” and “Compensation of Directors” under “Item 11. Executive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of December 31, 2007, we owned 15,544,169 common units of ARLP, representing 42.5% of its outstanding common units. In addition, as of December 31, 2007 the Management Group owned approximately 45.4% of our outstanding common units, and ARLP’s special general partner owned approximately 34.5%.

Certain of the officers and directors of our general partner are also officers and/or directors of ARLP’s managing general partner, including Joseph W. Craft III, the Chairman, President and Chief Executive Officer of our general partner, Michael J. Hall, a Director and Chairman of our general partner’s Audit Committee, Brian L. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, and R. Eberley Davis, the Senior Vice President, General Counsel and Secretary of our general partner.

Registration Rights

In connection with our IPO, we agreed to register for sale under the Securities Act and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP, or any of their respective affiliates. These registration rights require us to file one registration statement for each of these groups. We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions. Pursuant to this agreement, on June 1, 2007 we filed a registration on Form S-3 with the SEC to register for sale all of our common units held by SGP and the former owners of MGP (including Mr. Craft) and their affiliates. The registration statement, affecting 47,363,000 units (or 79.1% of our outstanding common units), was effective June 27, 2007. We filed a prospectus supplement on December 18, 2007.

Omnibus Agreement

Pursuant to the terms of an amended omnibus agreement, AHGP agreed, and caused its controlled affiliates to agree, for so long as management controls the MGP, through its ownership of AHGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the MGP Board of Directors with the concurrence of its conflicts committee, elects to cause ARLP not to pursue such opportunity or acquisition. The ARLP amended omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises AHGP that it has abandoned the pursuit of such business opportunity, and AHGP may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business we or our affiliates owned or operated at the closing of our IPO; any acquisition by us or our affiliates, the majority value of which does not constitute a restricted business, provided ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by us or our affiliates with the approval of MGP’s Board of Directors or MGP’s Conflicts Committee. Except as provided in the amended omnibus agreement, we and our affiliates are not prohibited from engaging in activities that directly compete with ARLP. In addition, our affiliates are not prohibited from engaging in activities that compete directly with us.

Transactions Between Us, ARLP, SGP, SGP Land, AGP, C-Holdings, ARH, and ARH II

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to AGP by its affiliates. The amount billed by AGP totaled $0.3 million for the year ended December 31, 2007, for costs principally related to the Directors Annual Retainer and Deferred Compensation Plan.

C-Holdings

At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Joseph W. Craft, III, as the lender. The AHGP Credit Facility is available to us for our general partnership purposes. The facility will expire on March 31, 2011 and borrowings under the facility will bear interest at LIBOR plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At December 31, 2007, we had no borrowings outstanding under the AHGP Credit Facility. We incurred interest expense of $1,200 and commitment fees of $2,900 to C-Holdings for the year ended December 31, 2007.

On January 29, 2008, the board of directors of our general partner approved an amendment to the AHGP Credit Facility to extend the term, which would have expired March 31, 2008, through March 31, 2011. The amendment also provides that C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event of a change of control of us.

Administrative Services

In connection with our IPO, we entered into an Administrative Services Agreement with our general partner, MGP, ARLP, the Intermediate Partnership and ARH II. Under the Administrative Services Agreement, certain employees of Alliance Coal, including some executive officers, provide administrative services for us and ARH II and our affiliates. We reimburse the ARLP Partnership for services rendered for us by those employees as provided under the Administrative Services Agreement. We paid the ARLP Partnership $0.3 million under this agreement for the year ended December 31, 2007.

Affiliate Contribution

During December 2007, an affiliated entity controlled by Joseph W. Craft III, contributed to us 50,980 of our common units valued at approximately $1.1 million at the time of contribution and $0.8 million of cash for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of this contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to ARLP’s subsidiary Alliance Coal. The ARLP Partnership made a special allocation of certain general and administrative expenses equal to the amount of our contribution to MGP, which made an identical allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

The ARLP Partnership’s Related-Party Transactions

The MGP Board of Directors and its conflicts committee review each of the ARLP Partnership’s related-party transactions to determine that each such transaction reflects market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the MGP Board of Directors and its conflicts committee approved each of the transactions described below as fair and reasonable to the ARLP Partnership and its limited partners.

SGP Land, LLC

SGP Land is owned by ARLP’s special general partner, which is owned indirectly by Mr. Craft.

On May 2, 2007, Alliance Coal, ARLP’s operating subsidiary, entered into a time sharing agreement with SGP Land concerning the use of two airplanes owned by SGP Land. In accordance with the provisions of the time sharing agreement, the ARLP Partnership reimbursed SGP Land $0.3 million for the year ended December 31, 2007 for use of the airplanes.

In 2000, Webster County Coal entered into a mineral lease and sublease with SGP Land, requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid royalties of $2.7 million the year ended December 31, 2007. As of December 31, 2007, Webster County Coal had recouped, against earned royalties otherwise due, all but $3.2 million of the advance minimum royalty payments made under the lease.

In 2001, Warrior entered into a mineral lease and sublease with SGP Land, requiring annual minimum royalty payments of $2.3 million, payable in arrears until $15.9 million of cumulative annual minimum and/or earned royalty payments were paid. The annual minimum royalty periods expired on September 30, 2007. Warrior paid royalties of $1.3 million for the year ended December 31, 2007. As of December 31, 2007, Warrior had recouped, against earned royalties otherwise due, all advance minimum royalty payments made under the lease.

In 2005, Hopkins County Coal entered into a mineral lease and sublease with SGP Land, and the parties also entered into Coal Lease Agreements in connection therewith. The Coal Lease Agreements provide for payment of five annual minimum royalty payments of $0.7 million beginning in December 2005, and certain option fees. Hopkins County Coal paid advance minimum royalties and/or option fees of $0.7 million during the year ended December 31, 2007. As of December 31, 2007, $4.4 million of advance minimum royalties and/or option fees paid under the Coal Lease Agreements was available for recoupment.

Under the terms of the mineral leases and sublease agreements described above, Webster County Coal, Warrior, and Hopkins County Coal also reimburse SGP Land for its base lease obligations. The ARLP Partnership reimbursed SGP Land $6.1 million for the year ended December 31, 2007 for the base lease obligations. As of December 31, 2007, Webster County Coal, Warrior, and Hopkins County Coal have recouped, against earned royalties otherwise due base lessors by SGP Land, all advance minimum royalty payments paid by SGP Land to the base lessors in accordance with the terms of the base leases (and reimbursed by Webster County Coal, Warrior, and Hopkins County Coal), except for $0.4 million.

On January 28, 2008, effective January 1, 2008, ARLP acquired, through its subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land. The purchase price was $13.3 million. At the time of the acquisition, these reserves were leased by SGP Land to ARLP’s subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through the mineral leases and sublease agreements described above. Those mineral leases and sublease agreements between SGP Land and our subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million to the base lessors, will be eliminated in ARLP’s consolidated financial statements.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during the year ended December 31, 2007. As of December 31, 2007, $1.2 million of advance minimum royalties paid under the lease is available for recoupment.

SGP

In 2005, Tunnel Ridge entered into a coal lease agreement with SGP, requiring advance minimum royalty payments of $3.0 million per year. As of December 31, 2007, Tunnel Ridge had paid $9.0 million of advance minimum royalty payments pursuant to the lease. The advance royalty payments are fully recoupable against earned royalties. Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with the SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay the SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $0.2 million for the year ended December 31, 2007.

The ARLP Partnership has a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson mining complex. Under the terms of the lease, the ARLP Partnership will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for the year ended December 31, 2007 was $2.6 million.

The ARLP Partnership previously entered into and has maintained agreements with two banks to provide letters of credit in an aggregate amount of $31.0 million. At December 31, 2007, the ARLP Partnership had $30.6 million in outstanding letters of credit under these agreements. ARLP’s special general partner, SGP, guarantees $5.0 million of these outstanding letters of credit. Historically, the ARLP Partnership has paid SGP a guarantee fee equal to 0.30% per annum of the face amount of the letters of credit outstanding. During 2003, SGP agreed to waive the guarantee fee in exchange for guarantees from the Intermediate Partnership and Alliance Coal on the mineral leases and subleases with Webster County Coal and Warrior described above. As noted above, those leases have now been assigned by SGP to Alliance Resource Properties. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and does not impact our consolidated financial statements.

Director Independence

As a publicly traded limited partnership listed on the NASDAQ Global Select Market, we are required to maintain a sufficient number of independent directors on the board of our general partner to satisfy the Audit Committee requirement set forth in NASDAQ Rule 4350(d)(2). Rule 4350(d)(2) requires us to maintain an Audit Committee of at least three members, each of whom must, among other requirements, be independent as defined under NASDAQ Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act (subject to the exemptions provided in Rule 10A-3(c)).

In 2007, the Board of Directors of our general partner affirmatively determined that the members of the Audit Committee of our general partner—Messrs. Hall, Davidson and Druten—are independent directors as defined under applicable NASDAQ and Exchange Act rules. Please see “Item 10. Directors, Executive Officers and Corporate Governance of the General Partner—Audit Committee.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Deloitte & Touche LLP is our independent registered public accounting firm. Fees paid to Deloitte & Touche LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services provided during the years ended December 31, 2007 and 2006, were $0.2 million and $0.3 million, respectively. Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. There were no fees for audit-related services provided during the year ended December 31, 2007, and were $14,000 for the year ended December 31, 2006, respectively. Audit-related services consist primarily of audits of employee benefit plans, consultations concerning financial accounting and reporting standards, and attestation services associated with third-party compliance.

Tax Fees. Fees for tax services provided during the years ended December 31, 2007 and 2006, were $0.1 million and $50,000, respectively. Tax services relate primarily to the preparation of federal and state tax returns but can also be related to tax advice, exclusive of tax services rendered in conjunction with the audit.

All Other Fees. There were no other fees for the years ended December 31, 2007 and 2006.

In addition, ARLP paid audit, audit-related and tax fees of $1.1 million in each of the years ended December 31, 2007 and 2006.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements.

The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8. - Financial Statements and Supplementary Data.

( a)(2)	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2007, 2006 and 2005, is set forth under Part II Item 8. - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)	The exhibits listed below are filed as part of this annual report.

	2.1	Contribution Agreement by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC and Alliance Resources GP, LLC dated November 18, 2005. (Incorporated by reference to Exhibit 2.1 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

	3.1	Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P., dated as of May 15, 2006 (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

	3.2	Amended and Restated Limited Liability Company Agreement of Alliance GP, LLC (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

	3.3	Certificate of Limited Partnership of Alliance Holdings GP, L.P. (Incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

	3.4	Certificate of Formation of Alliance GP, LLC (Incorporated by reference to Exhibit 3.3 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

	3.5	Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.1 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on October 27, 2005, File No. 000-26823).

	3.6	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.2 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

	3.7	Certificate of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.6 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1 filed with the Commission on May 20, 1999 (Reg. No. 333-78845)).

	3.8	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.8 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

3.9	Certificate of Formation of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.7 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1/A filed with the Commission on July 23, 1999 (Reg. No. 333-78845)).

3.10	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.4 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

3.11	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.5 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

3.12	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.6 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

3.13	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L. P. dated October 25, 2007. (Incorporated by reference to Exhibit 3.10 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on February 29, 2008, File No. 000-26823).

*3.14	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.

4.1	Form of our Common Unit Certificate (Included as Exhibit A to the Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.)

4.2	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

10.1(1)	Alliance Holdings GP, L.P. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.2	Revolving Credit Agreement dated May 15, 2006 between Alliance Holdings GP, L.P. and C-Holdings, LLC (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.3	Omnibus Agreement dated August 20, 1999 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.4	Amendment to Omnibus Agreement dated May 8, 2002 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.5	Second Amendment dated May 15, 2006 to the Omnibus Agreement amount Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, AMH II, LLC, Alliance Resource Holdings II, Inc., Alliance Management Holdings, LLC, Alliance Holdings GP, L.P. and Alliance GP, LLC (Incorporated by reference to Exhibit 10.5 of Registrant’s Current Report Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.6	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC (Incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.7	Registration Rights Agreement dated May 15, 2006 among Alliance Holdings GP, L.P., Alliance GP, LLC and each of the other parties identified on the signature pages (Incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2006, File No. 000-51952).

10.8	Transfer Restrictions Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, C-Holdings, LLC, Alliance Resource Holdings II, Inc. Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, and the individuals and trusts listed on the signature pages thereof (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2006, File No. 000-51952).

10.9	Amended and Restated Registration Rights Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC, and Alliance Resource GP, LLC (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report Form 8-K filed with the Commission on June 16, 2006, File No. 000-51952).

10.10	Alliance GP, LLC Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.1 of Registrants Quarterly Report on Form 10-Q filed with the Commission on November 13, 2006, File No. 000-51952).

10.11	Charter for the Audit Committee of the Board of Directors dated March 22, 2006 (Incorporated by reference to Exhibit 10.11 of Registrants Annual Report on Form 10-K filed with the Commission on March 15, 2007, File No. 000-51952).

*10.12	Amended and Restated Charter for the Audit Committee of the Board of Directors dated March 5, 2008.

10.13	Credit Agreement, dated as of August 22, 2003, among Alliance Resource Operating Partners, L.P., JPMorgan Chase Bank (as paying agent), Citicorp USA, Inc. and JPMorgan Chase Bank (as co-administrative agents) and lenders named therein. (Incorporated by reference to Exhibit 10.41 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 000-26823).

10.14	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein. (Incorporated by reference to Exhibit 10.20 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.15	Letter of Credit Facility Agreement dated as of June 29, 2001, between Alliance Resource Partners, L.P. and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.20 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.16	Amendment One to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.33 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 000-26823).

10.17	Guarantee Agreement, dated as of July 31, 2001, between Alliance Resource GP, LLC and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.22 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.18	Letter of Credit Facility Agreement dated as of August 30, 2001, between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.23 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.19	Amendment No. 1 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.9 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-26823).

10.20	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.26 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.21	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.27 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.22	Guaranty Fee Agreement dated as of July 31, 2001, between Alliance Resource Partners, L.P. and Alliance Resource GP, LLC. (Incorporated by reference to Exhibit 10.28 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.23	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein. (Incorporated by reference to Exhibit 10.3 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.24	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.25(1)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.17 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.26(1)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.18 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.27(1)	Alliance Coal, LLC Short-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.28(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 99.2 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

10.29	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 99.3 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

10.30	Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation. (Incorporated by reference to Exhibit 10.9 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

10.31	Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

10.32	Amendment No. 4 dated October 25, 2005, between Seminole Electric Cooperative, Inc. and Webster County Coal, LLC (successor-in-interest to Webster County Coal Corporation), White County Coal, LLC (successor-in-interest to White County Coal Corporation), and Alliance Coal, LLC, as successor-in-interest to Mapco Coal, Inc. and agent for Webster County Coal, LLC and White County Coal, LLC, to the Coal Supply Agreement. (Incorporated by reference to Exhibit 10.3 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on October 26, 2005, File No. 000-26823).

10.33	Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power Company and Mettiki Coal Corporation. (Incorporated by reference to Exhibit 10. (t) to MAPCO Inc.’s Annual Report on Form 10-K, filed April 1, 1996, File No. 1-5254).

10.34	Agreement for the Supply of Coal to the Mount Storm Power Station, dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.35(2)	Ancillary Services Agreement, dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.36(2)	Amended and Restated Lease Agreement, dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.3 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.37(2)	Amended and Restated Equipment Lease Agreement (Existing Truck Unloading Facility), dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.4 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.38(2)	Amended and Restated Memorandum of Understanding dated as of June 22, 2005, among Virginia Electric and Power Company, Alliance Coal, LLC and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.5 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.39(2)	Feedstock Agreement No. 2, dated as of July 1, 2005, between Alliance Coal, LLC and Mount Storm Coal Supply, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on August 5, 2005, File No. 000-26823).

10.40(2)	Memorandum of Understanding dated January 17, 2005 between VEPCO and Mettiki. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on January 19, 2005, File No. 000-26823).

10.41(2)	Amendment No. 1 dated January 17, 2005 between VEPCO and Mettiki to the Coal Supply Agreement. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on January 19, 2005, File No. 000-26823).

10.42	Coal Feedstock Supply Agreement dated October 26, 2001, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit 10.27 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

10.43	First Amendment to Coal Feedstock Supply Agreement dated February 28, 2002, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit 10.28 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

10.44(2)	Second Amendment to Coal Feedstock Supply Agreement dated April 1, 2003, between Synfuel Solutions Operating LLC and Warrior Coal, LLC. (Incorporated by reference to Exhibit 10.40 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 000-26823).

10.45	Assignment and Assumption Agreement dated April 1, 2003 between Synfuel Solutions Operating LLC, Hopkins County Coal, LLC, and Warrior Coal, LLC. (Incorporated by reference to Exhibit 10.31 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.46	Letter Agreement dated January 31, 2003 between ARH Warrior Holdings, Inc. and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.34 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002 File No. 000-26823).

10.47	Consulting Agreement for Mr. Sachse dated January 1, 2001. (Incorporated by reference to Exhibit 10.18 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-26823).

10.48	Extension of Consulting Agreement with Mr. Sachse, dated September 30, 2003. (Incorporated by reference to Exhibit 10.42 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 000-26823).

10.49	Guaranty by Alliance Coal, LLC dated October 25, 2005. (Incorporated by reference to Exhibit 10.28 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 16, 2006, File No. 000-26823).

10.50(2)	Amendment No. 1 to the Agreement for the supply of coal to Mt. Storm Power Station, made effective January 1, 2007, between Virginia Electric and Power Company and Alliance Coal, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on February 20, 2007, File No. 000-26823).

10.51(2)	Memorandum of Understanding, made effective January 1, 2007, between Virginia Electric and Power Company, and Alliance Coal, LLC, Mettiki Coal (WV), LLC and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.33 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.52	Amended and Restated Credit Agreement, dated as of April 13, 2006, among Alliance Resource Operating Partners, L.P. as Borrower and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and JPMorgan Chase Bank, N.A. as Paying Agent and Citicorp USA, Inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 99.1 of Alliance Resource Partners, L.P.’s Current Report Form 8-K filed with the Commission on April 18, 2006, File No. 000-26823).

10.53	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on May 16, 2006, File No. 000-26823).

10.54	The termination of Guarantee Agreement, dated as of April 24, 2006, between Alliance Resource GP, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on May 16, 2006, File No. 000-26823).

10.55	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-26823).

10.56	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-26823).

10.57(2)	Restated and Amended Feedstock Agreement No. 2, dated June 1, 2006, between Alliance Coal, LLC and Mount Storm Coal Supply, LLC (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on July 13, 2006, File No. 000-26823).

10.58(2)	Financial Covenants Agreement dated October 25, 2005 by and between Seminole Electric Corporation, Inc. and Alliance Coal, LLC. (Portions of this agreement have been omitted based upon a request for confidential treatment. Those omitted portions have been filed with the SEC). (Incorporated by reference to Exhibit 10.29 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 16, 2006, File No. 000-26823).

10.59(1)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.50 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.60(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.50 of Alliance Resource Partners, L.P.’s Form 10-K filed with the Commission on February 29, 2008, File No. 000-26823).

10.61(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.51 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.62(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.52 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.63(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.53 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on February 29, 2008, File No. 000-26823).

10.64	First Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 10.53 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.65	Second Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 10.55 of Alliance Resource Partners, L.P.’s Annual Report Form 10-K filed with the Commission on February 29, 2008, File No. 000-26823).

10.66	Amendment No. 1 to Revolving Credit Facility dated March 12, 2007 between Alliance Holdings GP, L.P. and C-Holdings, LLC (Incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007, File No. 000-51952).

*10.67	Amendment No. 2 to Revolving Credit Facility dated March 5, 2008 between Alliance Holdings GP, L.P. and C-Holdings, LLC.

*10.68	First Amendment to the Alliance GP, LLC Directors Annual Retainer and Deferred Compensation Plan.

10.69	Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrow and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and JPMorgan Chase Bank, N.A. as Paying Agent and Citicorp USA, Inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global Markets Inc. and J.P. Morgan Securities In. as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 27, 2007, File No. 000-51952).

14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (Incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007, File No. 000-51952).

*21.1	List of Subsidiaries.

*23.1	Consent of Deloitte & Touche LLP regarding Form S-3, Registration Statements No. 333-143463.

*31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 7, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 7, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 7, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 7, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)	Denotes management contract or compensatory plan or arrangement.

(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 7, 2008.

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

Signature	Title	Date

/s/ Joseph W. Craft III Joseph W. Craft III	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 7, 2008

/s/ Brian L. Cantrell Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2008

/s/ Michael J. Hall Michael J. Hall	Director	March 7, 2008

/s/ Thomas M. Davidson Thomas M. Davidson	Director	March 7, 2008

/s/ Robert J. Druten Robert J. Druten	Director	March 7, 2008