Form 10-Q
period 2008-03-31
Alliance Holdings GP, L.P.
filed 2008-05-12
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 12, 2008, 59,863,000 Common Units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,732	$1,783
Trade receivables	105,461	92,667
Other receivables	2,715	3,399
Inventories	27,904	26,100
Advance royalties	4,452	4,452
Prepaid expenses and other assets	6,174	9,281

Total current assets	163,438	137,682

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	990,591	948,210
Less accumulated depreciation, depletion and amortization	(448,789)	(427,572)

Total property, plant and equipment, net	541,802	520,638

OTHER ASSETS:
Advance royalties	21,692	25,974
Other long-term assets	16,683	18,194

Total other assets	38,375	44,168

TOTAL ASSETS	$743,615	$702,488

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$60,450	$47,034
Due to affiliates	115	1,343
Accrued taxes other than income taxes	12,504	11,091
Accrued payroll and related expenses	17,375	15,180
Accrued interest	1,216	3,826
Workers’ compensation and pneumoconiosis benefits	8,120	8,124
Current capital lease obligation	371	377
Other current liabilities	8,309	6,754
Current maturities, long-term debt	18,000	18,000

Total current liabilities	126,460	111,729

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	158,000	136,000
Pneumoconiosis benefits	29,936	29,392
Workers’ compensation	45,591	44,150
Asset retirement obligations	54,681	54,903
Due to affiliates	39	—
Long-term capital lease obligation	1,049	1,135
Minority interest	648	507
Other liabilities	7,323	7,333

Total long-term liabilities	297,267	273,420

Total liabilities	423,727	385,149

NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP:
Affiliate	(303,814)	(303,816)
Non-Affiliates	365,142	358,601

Total non-controlling interest	61,328	54,785

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners – Common Unitholders 59,863,000 units outstanding, respectively	258,451	262,445
Accumulated other comprehensive income	109	109

Total Partners’ Capital	258,560	262,554

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$743,615	$702,488

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
SALES AND OPERATING REVENUES:
Coal sales	$269,158	$238,870
Transportation revenues	10,620	8,679
Other sales and operating revenues	3,713	9,478

Total revenues	283,491	257,027

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	192,618	166,989
Transportation expenses	10,620	8,679
Outside purchases	2,903	6,266
General and administrative	9,316	8,553
Depreciation, depletion and amortization	23,294	19,793

Total operating expenses	238,751	210,280

INCOME FROM OPERATIONS	44,740	46,747
Interest expense (net of interest capitalized for the three months ended March 31, 2008 and 2007 of $222 and $316, respectively)	(2,988)	(2,821)
Interest income	106	539
Other income	217	901

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND NON-CONTROLLING INTEREST	42,075	45,366
INCOME TAX EXPENSE (BENEFIT)	(655)	575

INCOME BEFORE MINORITY INTEREST AND NON-CONTROLLING INTEREST	42,730	44,791
MINORITY INTEREST (EXPENSE)	(141)	82

INCOME BEFORE NON-CONTROLLING INTEREST	42,589	44,873
Affiliate non-controlling interest in consolidated partnership’s net income	(7)	(8)
Non-affiliate non-controlling interest in consolidated partnership’s net income	(19,557)	(21,794)

NET INCOME	$23,025	$23,071

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.38	$0.39

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.2875	$0.25

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC AND DILUTED	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$65,885	$68,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(34,049)	(30,725)
Changes in accounts payable and accrued liabilities	3,467	(5,803)
Proceeds from sale of property, plant and equipment	7	53
Proceeds from marketable securities	—	260
Payment for acquisition of coal reserves and other assets	(13,300)	—
Advances on Gibson rail project	—	(1,754)
Receipts of prior advances on Gibson rail project	738	—

Net cash used in investing activities	(43,137)	(37,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	76,100	—
Payments under revolving credit facilities	(54,100)	—
Payments on capital lease obligation	(92)	(60)
Contributions to consolidated partnership from affiliate non-controlling interest	1	1
Distributions paid by consolidated partnership to affiliate non-controlling interest	(6)	(5)
Distributions paid by consolidated partnership to non-affiliate non-controlling interest	(12,492)	(11,432)
Distributions paid to Partners	(17,210)	(14,965)

Net cash used in financing activities	(7,799)	(26,461)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,949	4,026

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,783	37,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,732	$41,095

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$5,745	$6,045

Income taxes	$—	$650

NON-CASH INVESTING ACTIVITY:
Purchase of property, plant and equipment	$8,512	$6,337

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

Organization and Formation

We are a publicly traded Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP.” We own directly and indirectly 100% of the members’ interest in MGP. MGP is ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users. ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999 to acquire, upon completion of ARLP’s initial public offering on August 19, 1999, certain coal and marketing assets of Alliance Resource Holdings, Inc. (“ARH”), a Delaware Corporation. We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership. In June 2006, ARH and its parent company became wholly-owned, directly and indirectly, by Joseph W. Craft, III, the Chairman, President and Chief Executive Officer of AGP and a Director, President and Chief Executive Officer of MGP.

We are owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Initial Public Offering and Concurrent Transactions

On May 15, 2006, we completed our initial public offering (“IPO”) of 12,500,000 common units representing limited partner interests in us at a price of $25.00 per unit. In connection with the IPO, Alliance Management Holdings, LLC (“AMH”) and AMH II, LLC (“AMH II”) (which were the previous owners of MGP), AHGP and SGP entered into a contribution agreement (“Contribution Agreement”) pursuant to which 100% of the members’ interest in MGP (which includes ARLP’s incentive distribution rights and MGP’s general partner interests in ARLP), 15,550,628 of ARLP’s common units and a 0.001% managing interest in Alliance Coal were contributed to us. As consideration for this contribution and in accordance with the terms of the Contribution Agreement, we distributed substantially all of the proceeds from our IPO to AMH and AMH II and issued 6,863,470, 19,858,362 and 20,641,168 of our common units to AMH, AMH II and SGP, respectively. In June 2006, subsequent to the IPO, the AHGP common units and substantially all of the IPO proceeds distributed to AMH and AMH II were distributed to the individual members of AMH and AMH II. On April 26, 2007, our 0.001% managing interest in Alliance Coal was transferred to our subsidiary, MGP.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present the financial position as of March 31, 2008 and December 31, 2007, the results of our operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. All material intercompany transactions and accounts of the AHGP Partnership have been eliminated.

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

Since we own MGP, our condensed consolidated financial statements reflect the consolidated results of the ARLP Partnership. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP are reflected as a non-controlling interest in our condensed consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as non-controlling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement and amounts billed by, and reimbursed to, AGP under our partnership agreement.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

3.	ACQUISITIONS

On January 28, 2008, effective January 1, 2008, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, LLC (“Alliance Resource Properties”), additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land, LLC (“SGP Land”). SGP Land is a subsidiary of SGP and is indirectly owned by Mr. Craft. Because the acquisition was between entities under common control, it was accounted for at historical cost. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, LLC (“Webster County Coal”), Warrior Coal, LLC (“Warrior”) and Hopkins County Coal, LLC (“Hopkins County Coal”) through mineral leases and sublease agreements, pursuant to which we had paid advance royalties of approximately $8.0 million that had not yet been recouped against production royalties. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million paid to the base lessors, were eliminated upon consolidation of the ARLP Partnership’s financial statements. The purchase price of $13.3 million cash paid at closing was primarily attributable to the historical cost basis of the mineral rights included in property, plant and equipment. The ARLP Partnership financed this acquisition using a combination of existing cash on hand and borrowings under its revolving credit facility. Since this transaction was a related-party transaction, it was reviewed by the board of directors of MGP (“MGP Board of Directors”) and its conflicts committee (“MGP Conflicts Committee”). Based upon these reviews, the MGP Board of Directors and MGP Conflicts Committee determined that this transaction reflected market-clearing terms and conditions customary in the coal industry and approved the transaction as fair and reasonable to the ARLP Partnership and its limited partners.

In June 2007, a subsidiary of the Intermediate Partnership, Alliance Resource Properties, acquired the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. The ARLP Partnership financed the purchase using a combination of existing cash on hand and borrowings under the ARLP Partnership’s revolving credit facility. The ARLP Partnership intends to mine these reserves from its adjacent Dotiki and Warrior mining complexes. As a result of the purchase, the ARLP Partnership reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves. This acquisition represented an approximate 14% increase in the ARLP Partnership’s reserves at the acquisition date.

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

5.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, requires enhanced disclosures about assets and liabilities carried at fair value and establishes a hierarchal disclosure framework based upon the quality of inputs used to measure fair value. We have elected to defer the application of SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until our fiscal year beginning January 1, 2009, as permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. Financial Accounting Standard 157-2. As a result of this deferral, we have not applied the provisions of SFAS No. 157 to asset retirement obligations initially measured at fair value.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The ARLP Partnership accounts for its workers’ compensation and long-term disability liabilities at fair value based on the estimated present value of current workers’ compensation and long-term disability benefits using its actuarial estimates. The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates and, therefore, are considered Level 3 inputs.

The following table provides a summary of changes in fair value of the ARLP Partnership’s Level 3 workers’ compensation and long-term disability liabilities (included in other current and long-term liabilities) for the three months ended March 31, 2008 (in thousands):

	Balance December 31, 2007	Accruals	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance March 31, 2008
Workers’ compensation liability	$51,619	4,181	(2,824)	765	(685)	$53,056
Long-term disability liability	2,791	—	(61)	46	—	2,776

Valuation changes gain/loss related to the workers’ compensation and the long-term disability liabilities primarily represent valuation changes attributable to changes in the estimated liability for benefits associated with prior years or due to changes in interest rates and are recorded in operating expenses in our condensed consolidated statement of income.

At March 31, 2008 and December 31, 2007, respectively, the estimated fair value of the ARLP Partnership’s senior notes was $136.1 million and $136.6 million, respectively, based on interest rates that it believes is currently available to it for issuance of debt with similar terms and remaining maturities.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities not currently accounted for at fair value under other applicable accounting guidance. As of January 1, 2008, we have not elected to present any of our financial assets or liabilities currently recorded on our condensed consolidated balance sheet at fair value under SFAS No. 159.

6.	NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP

Non-controlling interest in consolidated partnership (“Non-Controlling Interest”) represents third-party and related-party ownership interests in the net assets of the ARLP Partnership. The following table shows the components of Non-Controlling Interest for the periods indicated (in thousands):

	March 31, 2008	December 31, 2007
Affiliate (SGP)	$(303,814)	$(303,816)
Non-Affiliates (ARLP’s non-affiliate limited partners)	365,142	358,601

Total non-controlling interest	$61,328	$54,785

As a result of our ownership of MGP, which has a controlling interest in the ARLP Partnership, our condensed consolidated balance sheets reflect the assets and liabilities from the consolidated balance sheets of the ARLP Partnership, with any ownership of the ARLP Partnership by third-party investors and a non-controlling affiliate investor shown as Non-Controlling Interest on our condensed consolidated balance sheet.

The Non-Controlling Interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The Non-Controlling Interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. Upon adoption of SFAS No. 123R, Share Based Payment, on January 1, 2006, the total obligation associated with ARLP’s Long-Term Incentive Plan (“ARLP LTIP”) is also included in the Non-Affiliates component of Non-Controlling Interest (Note 7).

The following table summarizes cash distributions paid to ARLP to each component of the Non-Controlling Interest for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Distributions paid to non-controlling interests:
Affiliate (SGP)	$6	$5
Non-Affiliates (ARLP’s non-affiliate limited partners)	12,492	11,432

	$12,498	$11,437

Distributions paid to Non-Controlling Interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of Non-Controlling Interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of March 31, 2008 and December 31, 2007 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

7.	COMMON UNIT-BASED COMPENSATION

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain of its employees and directors of MGP and employees of its affiliates who perform services for the ARLP Partnership. The ARLP LTIP awards are nonvested phantom units which upon satisfaction of vesting requirements entitle the ARLP LTIP participant to receive ARLP common units. On January 29, 2008, the compensation committee (“MGP Compensation Committee”) of the MGP Board of Directors determined that the vesting requirements for the 2005 grants of 92,730 units (which is net of 21,660 forfeitures) had been satisfied as of January 1, 2008. As a result of this vesting, on February 21, 2008, the ARLP Partnership issued 62,799 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the ARLP LTIP participants. On January 29, 2008, the MGP Compensation Committee authorized additional grants of up to 100,000 restricted units of which 93,600 restricted units have been issued and will vest January 1, 2011, subject to the satisfaction of certain financial tests. The fair value of the 2008 grants, which is equal to the intrinsic value at the date of grant, was $36.11 per unit on a weighted average basis. After consideration of the above mentioned transactions, as of March 31, 2008, 122,661 units remain available for issuance in the future, assuming that all grants currently issued and outstanding for 2006, 2007 and 2008 are settled with common units and no future forfeitures occur. For the three months ended March 31, 2008 and 2007, the ARLP Partnership’s LTIP expense was $0.7 million, respectively.

As of March 31, 2008, there was $5.4 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants. That expense is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2008, the intrinsic value of the non-vested ARLP LTIP grants was

$9.0 million. As of March 31, 2008, the total obligation associated with the ARLP LTIP as of March 31, 2008 was $3.2 million and is included in the Non-Controlling Interest Non-Affiliates line item in our condensed consolidated balance sheets.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership. Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit. The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP as of March 31, 2008.

8.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership. Employees hired for pay periods beginning after July 1, 2008 will not be eligible to participate in the Pension Plan, but will be eligible to participate in a defined contribution profit sharing and savings plan (“PSSP”) that the ARLP Partnership sponsor’s. Employees participating in the Pension Plan prior to the first pay period ending after July 1, 2008 will have the option to remain in the Pension Plan or participate in enhanced benefit provisions under the PSSP.

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$703	$859
Interest cost	653	567
Expected return on plan assets	(880)	(672)
Amortization of actuarial loss	—	64

Net periodic benefit cost	$476	$818

We previously disclosed in our financial statements for the year ended December 31, 2007, that the ARLP Partnership expected to contribute $2.5 million to the Pension Plan in 2008. The ARLP Partnership typically makes a single contribution to its Pension Plan in the third quarter of a year. Accordingly, as of March 31, 2008, the ARLP Partnership has made no contributions to the Pension Plan in 2008.

9.	NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the exception of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis for which the requirements of SFAS No. 157 have been deferred by the FASB for one year. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our condensed consolidated financial statements (Note 5).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure at fair value financial instruments and certain other eligible items which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to present any of our financial assets or liabilities currently recorded on our condensed consolidated balance sheet at fair value under SFAS No. 159; therefore, the adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our condensed consolidated financial statements (Note 5).

New Accounting Standards Issued and Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the requirements of SFAS Nos. 141R and 160 and have not yet determined the impact on our condensed consolidated financial statements.

10.	COMPREHENSIVE INCOME

For the three months ended March 31, 2008 and 2007, respectively, we had no items that affected comprehensive income. Accordingly, net income and comprehensive income are the same.

11.	SEGMENT INFORMATION

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

The Illinois Basin segment is comprised of Webster County Coal’s Dotiki mine, Gibson County Coal, LLC’s Gibson North mine and Gibson South property, Hopkins County Coal’s Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine, Warrior Coal’s Cardinal mine, River View Coal, LLC’s (“River View”) property and Alliance Resource Properties (Note 3). In 2007, mine development began at the River View property. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal, LLC’s Pond Creek and Van Lear mines, and MC Mining’s Excel No. 3 mine.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC, Mettiki Coal (WV) LLC’s Mountain View mine, two small mining operations where the ARLP Partnership subcontracts operations to third-parties, and the Tunnel Ridge, LLC (“Tunnel Ridge”) and Penn Ridge Coal, LLC (“Penn Ridge”) coal properties. The ARLP Partnership is in the process of permitting the Tunnel Ridge and Penn Ridge properties for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”) and Matrix Design Group, LLC (“Matrix Design”). Operating segment results for the three months ended March 31, 2008 and 2007 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Operating segment results for the three months ended March 31, 2008:

Total revenues (2)	$191,913	$49,333	$40,312	$3,848	$(1,915)	$283,491
Segment Adjusted EBITDA Expense (3)	127,026	38,149	28,193	3,972	(2,036)	195,304
Segment Adjusted EBITDA (4)	57,450	11,122	8,998	(123)	120	77,567
Total assets	479,988	100,351	131,750	31,631	(105)	743,615
Capital expenditures (5)	29,203	2,050	2,469	327	—	34,049

Operating segment results for the three months ended March 31, 2007:

Total revenues (2)	$167,873	$43,503	$38,780	$8,150	$(1,279)	$257,027
Segment Adjusted EBITDA Expense (3)	106,386	32,721	26,668	7,858	(1,279)	172,354
Segment Adjusted EBITDA (4)	56,496	10,347	8,860	291	—	75,994
Total assets	366,693	102,720	125,492	63,004	—	657,909
Capital expenditures	22,583	3,149	4,325	668	—	30,725

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from MAC and Matrix Design.
(2)	Revenues included in the Other and Corporate column are attributable to Mt. Vernon transloading revenues, Matrix Design revenues and MAC rock dust revenues for the three months ended March 31, 2008 and brokerage sales, Mt. Vernon transloading revenues and Matrix Design revenues for the three months ended March 31, 2007.
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, consequently it does not realize any margin on transportation revenues.

The following is a reconciliation of Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Segment Adjusted EBITDA Expense	$195,304	$172,354

Outside purchases	(2,903)	(6,266)
Other income	217	901

Operating expenses (excluding depreciation, depletion and amortization)	$192,618	$166,989

(4)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, minority interest, interest expense, interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below (in thousands):

	Three Months Ended March 31,
	2008	2007
Segment Adjusted EBITDA	$77,567	$75,994
General and administrative	(9,316)	(8,553)
Depreciation, depletion and amortization	(23,294)	(19,793)
Interest expense, net	(2,882)	(2,282)
Income tax (expense) benefit	655	(575)
Minority interest (expense)	(141)	82

Income before non-controlling interest	$42,589	$44,873

(5)	Capital expenditures do not include acquisitions of coal reserves and other assets in the Illinois Basin of $13.3 million separately reported in our condensed consolidated statements of cash flows.

12.	MINORITY INTEREST

In March 2006, White County Coal, a subsidiary of Alliance Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and the ARLP Partnership is the primary beneficiary. House’s equity ownership in the net assets of MAC was $0.6 million and $0.8 million as of March 31, 2008 and 2007, respectively, which is recorded as minority interest on our condensed consolidated balance sheet.

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) with an outside third-party which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with ARLP. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. By amendment effective April 1, 2008, the term of the Revolver was extended to June 30, 2009. Due to the consolidation of MAC in accordance with FIN No. 46R, the intercompany transactions associated with the Revolver are eliminated.

13.	SUBSEQUENT EVENTS

On April 28, 2008, we declared a quarterly distribution for the quarter ended March 31, 2008, of $0.2875 per unit, totaling approximately $17.2 million, on all common units outstanding, payable on May 20, 2008 to all unitholders of record as of May 13, 2008.

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

The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become what it believes to be the fourth largest coal producer in the eastern United States. The ARLP Partnership currently operates eight mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. The ARLP Partnership is constructing a ninth mining complex in Kentucky and also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers, and it has contractual commitments for substantially all of its remaining 2008 production.

We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern United States. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

•

Illinois Basin segment is comprised of Webster County Coal, LLC’s (“Webster County Coal”) Dotiki mine, Gibson County Coal, LLC’s Gibson North mine and Gibson South property, Hopkins County Coal, LLC’s (“Hopkins County Coal”) Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine and Warrior Coal, LLC’s (“Warrior Coal”) Cardinal mine, River View Coal, LLC’s (“River View”) property and Alliance Resource Properties, LLC (“Alliance Resource Properties”). In 2007, mine development began at the River View property. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

•	Central Appalachian segment is comprised of Pontiki Coal, LLC’s (“Pontiki Coal”) Pond Creek and Van Lear mines, and MC Mining, LLC’s Excel No. 3 mine.

•

Northern Appalachian segment is comprised of Mettiki Coal, LLC, Mettiki Coal (WV) LLC’s Mountain View mine, two small third-party mining operations, and the Tunnel Ridge, LLC (“Tunnel Ridge”) and Penn Ridge Coal, LLC (“Penn Ridge”) coal properties. The ARLP Partnership is in the process of permitting the Tunnel Ridge and Penn Ridge properties for future mine development.

•

Other and Corporate segment includes marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, Mid-America Carbonated, LLC (“MAC”) and Matrix Design Group, LLC (“Matrix Design”).

Expiration of Federal Non-Conventional Source Fuel Tax Credit

Historically the ARLP Partnership has received material revenues from coal sales, rental, marketing and other services provided under synfuel-related agreements at three of its mining operations. As anticipated, operations at these third-party synfuel facilities ended in December 2007 as the federal non-conventional source fuel tax credits expired. As a result, the ARLP Partnership no longer sells its coal to the synfuel operators rather it sells directly to Louisville Gas and Electric Company, Seminole Electric Cooperative, Inc, Tennessee Valley Authority and Virginia Electric and Power Company, which individually accounted for 10% or more of the ARLP Partnership’s total revenues for the quarter ended March 31, 2008 (“2008 Quarter”), among other customers. The ARLP Partnership realized benefits for the quarter ended March 31, 2007 (“2007 Quarter”) of approximately $8.1 million in net income from various coal synfuel-related agreements.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

We reported income before non-controlling interest of $42.6 for the 2008 Quarter compared to $44.9 million for the 2007 Quarter. This decrease of $2.3 million is principally due to the loss of synfuel-related benefits and higher depreciation, depletion and amortization resulting from capital expenditures associated with the ARLP Partnership’s growth initiatives, partially offset by improved coal sales and related operating profits. The ARLP Partnership had record tons sold of 7.0 million and tons produced of 6.9 million for the 2008 Quarter compared to 6.2 million tons sold and 6.6 million tons produced for the 2007 Quarter. Increased operating expenses during the 2008 Quarter primarily reflect the increase in record tons produced, increased sales related expenses due to record tons sold as well as higher regulatory compliance costs and other factors described below.

	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands)		(per ton sold)
Tons sold	6,994	6,178	N/A	N/A
Tons produced	6,865	6,557	N/A	N/A
Coal sales	$269,158	$238,870	$38.48	$38.66
Operating expenses and outside purchases	$195,521	$173,255	$27.96	$28.04

Coal sales. Coal sales for the 2008 Quarter increased 12.7% to $269.2 million from $238.9 million for the 2007 Quarter. The increase of $30.3 million reflected record tons sold of 7.0 million (contributing $31.6 million of the increase) for the 2008 Quarter compared to 6.2 million for the 2007 Quarter, partially offset by lower average coal sales prices (offsetting $1.3 million of the increase). Record tons produced increased 4.7% to 6.9 million tons for the 2008 Quarter from 6.6 million tons for the 2007 Quarter.

Operating expenses. Operating expenses increased 15.3% to $192.6 million for the 2008 Quarter from $167.0 million for the 2007 Quarter. The increase of $25.6 million resulted from the impact of the following specific factors:

•	Higher operating expenses associated with an additional 954,000 produced tons sold;

•

Labor and benefit expenses per ton produced decreased to $9.38 per ton in the 2008 Quarter from $9.44 per ton in the 2007 Quarter reflecting decreased workers’ compensation costs partially offset by increased headcount due to capacity expansion, pay rate increases and increased health care costs;

•

Material and supplies, and maintenance expenses per ton produced increased 9.3% and 3.1%, respectively, to $9.07 and $2.98 per ton, respectively, in the 2008 Quarter from $8.30 and $2.89 per ton produced respectively in the 2007 Quarter. The respective increases of $0.77 and $0.09 per ton produced resulted from increased costs for certain products and services (particularly roof support and seals) used in the mining process and higher regulatory compliance costs which also contributed to increased mine administrative expenses;

•	Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $1.7 million as a result of increased tons sold; and

•

Reduced expenses of $5.3 million in the 2008 Quarter as compared to the 2007 Quarter were associated with the purchase and sale of coal during the 2007 Quarter under a settlement agreement the ARLP Partnership entered into with ICG, LLC (“ICG”) in November 2005. For more information, please read our Annual Report on Form 10-K for the year ended December 31, 2007, “Other” under “Item 8. Financial Statements and Supplementary Data – Note 19. Commitments and Contingencies.” Consistent with the guidance in the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force No. 04-13,

Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki Coal’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG pursuant to that settlement agreement are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense. The ARLP Partnership fully satisfied its coal sales agreement with ICG in April 2007.

General and administrative. General and administrative expenses for the 2008 Quarter increased to $9.3 million compared to $8.6 million for the 2007 Quarter. The increase was primarily due to higher salary and benefit costs related to increased staffing levels and higher incentive compensation expense.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, outside services and, for the 2007 Quarter only, rental and service fees from third-party coal synfuel facilities. Other sales and operating revenues decreased to $3.7 million for the 2008 Quarter from $9.5 million for the 2007 Quarter. The decrease of $5.8 million is primarily attributable to the loss of synfuel-related benefits due to the expiration on December 31, 2007 of the non-conventional synfuel tax credits, partially offset by increased revenues from hoist and control system services, mine safety services and products and revenue from outside services. A more detailed discussion of the ARLP Partnership’s synfuel-related arrangements is discussed above under “–Summary.”

Outside purchases. Outside purchases decreased to $2.9 million for the 2008 Quarter from $6.3 million in the 2007 Quarter. The decrease of $3.4 million was primarily attributable to a decrease in outside purchases at the ARLP Partnership’s Illinois Basin and Central Appalachian regions partially offset by increased outside purchases in the Northern Appalachian region to supply new coal market opportunities.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $23.3 million for the 2008 Quarter from $19.8 million for the 2007 Quarter. The increase of $3.5 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest, was comparable for the 2008 and 2007 Quarters at $3.0 million and $2.8 million, respectively.

Interest income. Interest income decreased to $0.1 million for the 2008 Quarter from $0.5 million for the 2007 Quarter. The decrease of $0.4 million resulted from decreased interest income earned on short-term investments, which were substantially liquidated to fund increased capital expenditures.

Transportation revenues and expenses. Transportation revenues and expenses each increased to $10.6 million for the 2008 Quarter compared to $8.7 million for the 2007 Quarter. The increase of $1.9 million was primarily attributable to higher transported coal volumes of 2.3 million tons in the 2008 Quarter compared to 1.9 million tons in the 2007 Quarter. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any margin on transportation revenues.

Income before income taxes, minority interest and non-controlling interest. Income before income taxes, minority interest and non-controlling interest for the 2008 and 2007 Quarters was $42.1 million and $45.4 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax benefit for the 2008 Quarter was $0.7 million compared to income tax expense of $0.6 million for the 2007 Quarter. The income tax benefit for the 2008 Quarter was primarily due to operating losses associated with Matrix Design, a business owned by the ARLP Partnership’s subsidiary, Alliance Services, Inc. (“ASI”). For the 2007 Quarter income tax expense, ASI received a material amount of income from services the ARLP Partnership supplied to a third-party coal synfuel facility, which ceased operations on December 31, 2007 with the expiration of the synfuel tax credits A more detailed discussion of the ARLP Partnership’s synfuel-related arrangements is discussed above under “–Summary.”

Minority interest. In March 2006, one of ARLP’s subsidiaries, White County Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net income was $141,000 for the 2008 Quarter and a net loss of $82,000 for the 2007 Quarter and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2008 Quarter Segment Adjusted EBITDA increased $1.6 million, or 2.1%, to $77.6 million from 2007 Quarter Segment Adjusted EBITDA of $76.0 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended March 31,
	2008	2007	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$57,450	$56,496	$954	1.7%
Central Appalachia	11,122	10,347	775	7.5%
Northern Appalachia	8,998	8,860	138	1.6%
Other and Corporate	(123)	291	(414)	(3)
Elimination	120	—	120	—

Total Segment Adjusted EBITDA (1)	$77,567	$75,994	$1,573	2.1%

Tons sold
Illinois Basin	5,365	4,528	837	18.5%
Central Appalachia	845	838	7	0.8%
Northern Appalachia	784	812	(28)	(3.4)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	6,994	6,178	816	13.2%

Coal sales
Illinois Basin	$183,903	$155,192	$28,711	18.5%
Central Appalachia	49,110	42,995	6,115	14.2%
Northern Appalachia	36,145	34,524	1,621	4.7%
Other and Corporate	—	6,159	(6,159)	(3)
Elimination	—	—	—	—

Total coal sales	$269,158	$238,870	$30,288	12.7%

Other sales and operating revenues
Illinois Basin	$573	$7,690	$(7,117)	(92.5)%
Central Appalachia	161	72	89	(3)
Northern Appalachia	1,046	1,004	42	4.2%
Other and Corporate	3,848	1,991	1,857	93.3%
Elimination	(1,915)	(1,279)	(636)	(49.7)%

Total other sales and operating revenues	$3,713	$9,478	$(5,765)	(60.8)%

Segment Adjusted EBITDA Expense
Illinois Basin	$127,026	$106,386	$20,640	19.4%
Central Appalachia	38,149	32,721	5,428	16.6%
Northern Appalachia	28,193	26,668	1,525	5.7%
Other and Corporate	3,972	7,858	(3,886)	(49.5)%
Elimination	(2,036)	(1,279)	(757)	(59.2)%

Total Segment Adjusted EBITDA Expense (2)	$195,304	$172,354	$22,950	13.3%

(1)	Segment Adjusted EBITDA is defined as EBITDA as described below, excluding general and administrative expense. EBITDA is defined as income before net interest expense, income taxes, depreciation, depletion and amortization, minority interest and non-controlling interest. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis,

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to the above explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses which are primarily controlled by our segments.

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Segment Adjusted EBITDA	$77,567	$75,994

General and administrative	(9,316)	(8,553)
Depreciation, depletion and amortization	(23,294)	(19,793)
Interest expense, net	(2,882)	(2,282)
Income tax (expense) benefit	655	(575)
Minority interest (expense)	(141)	82

Income before non-controlling interest	$42,589	$44,873

(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, consequently it does not realize any margin on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside purchases.

The following is a reconciliation of Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Segment Adjusted EBITDA Expense	$195,304	$172,354

Outside purchases	(2,903)	(6,266)
Other income	217	901

Operating expense	$192,618	$166,989

(3)	Percentage change was greater than or equal to 100%.

Illinois Basin – Segment Adjusted EBITDA for the 2008 and 2007 Quarters, as defined in reference (1) to the table above, increased 1.7% or $1.0 million to $57.5 million in the 2008 Quarter, from $56.5 million in the 2007 Quarter. This increase is primarily the result of an 18.5% increase in coal sales which increased $28.7 million to $183.9 million in the 2008 Quarter, as compared to $155.2 million in the 2007 Quarter and an increase of 0.9 million tons sold to 5.4 million in the 2008 Quarter compared to 4.5 million tons in the 2007 Quarter, which was primarily driven by increased production, most significantly from the Elk Creek mine. Other sales and operating revenues decreased $7.1 million, primarily due to the expiration on December 31, 2007 of the non-conventional synfuel-related tax credits and the concurrent loss of benefits derived from supplying third-party coal synfuel facilities with coal feedstock and related services. A more detailed discussion of the ARLP Partnership’s synfuel-related arrangements is discussed above under “–Summary.” Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2008 Quarter increased 19.4% to $127.0 million from $106.4 million in the 2007 Quarter. The increase in the 2008 Quarter Segment Adjusted EBITDA Expense compared to the 2007 Quarter reflects the impact of the cost increases described above under consolidated operating expenses and costs associated with higher produced tons sold.

Central Appalachia – Segment Adjusted EBITDA for the 2008 Quarter, as defined in reference (1) to the table above, increased $0.8 million to $11.1 million compared to the 2007 Quarter Segment Adjusted EBITDA of $10.3 million. Due to improved contract pricing and increased sales into a higher priced spot market, average coal sales price increased 13.3% to $58.08 per ton in the 2008 Quarter, as compared to $51.28 per ton in the 2007 Quarter. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2008 Quarter increased 16.6% to $38.1 million from $32.7 million in the 2007 Quarter. The average Segment Adjusted EBITDA Expense per ton sold during the 2008 Quarter was $45.12, an increase of $6.09 per ton, or 15.6%, as compared to $39.03 per ton in the 2007 Quarter. The increase in Segment Adjusted EBITDA Expense was primarily a result of higher operating expenses associated with compliance with the new mine safety standards and higher labor expenses per ton, as well as other cost increases described above under consolidated operating expenses, partially offset by certain favorable operating tax adjustments.

Northern Appalachia – Segment Adjusted EBITDA for the 2008 Quarter, as defined in reference (1) to the table above, increased 1.6%, to $9.0 million as compared to the 2007 Quarter Segment Adjusted EBITDA of $8.9 million. The increase was primarily attributable to higher average coal sales prices in Northern Appalachia of $46.12 per ton during the 2008 Quarter as compared to $42.54 per ton during the 2007 Quarter, which are primarily due to higher priced sales in the spot and export markets during the 2008 Quarter. This increase in coal sales prices was partially offset by a higher Segment Adjusted EBITDA Expense per ton sold during the 2008 Quarter of $35.98, an increase of $3.12 per ton, or 9.5%, as compared to $32.86 per ton in the 2007 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (2) to the above table). The increase in Segment Adjusted EBITDA Expense per ton sold was primarily a result of higher tons produced in the 2007 Quarter reflecting accelerated continuous miner production associated with transition to the Mountain View mine, a non-recurring gain on the sale of equipment in the 2007 Quarter and higher purchased coal expense per ton in the 2008 Quarter, partially offset by lower maintenance costs per ton in the 2008 Quarter.

Other and Corporate – The decrease in Segment Adjusted EBITDA Expense as defined in reference (2) to the above table primarily reflects the elimination of coal sales revenue and related operating expenses attributable to non-recurring coal brokerage activity associated with the terminated ICG agreement referred to above under consolidated operating expenses, partially offset by increased expenses associated with higher outside services revenue.

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

Cash Flows

Cash provided by operating activities was $65.9 million for the 2008 Quarter compared to $68.5 million for the 2007 Quarter. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income.

Net cash used in investing activities was $43.1 million for the 2008 Quarter compared to $38.0 million for the 2007 Quarter. The increased use of cash in the 2008 Quarter was primarily attributable to the ARLP Partnership’s subsidiary Alliance Resource Properties’ acquisition of additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land, LLC (“SGP Land”). See Note 3. Acquisitions to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statement (Unaudited)” of this Quarterly Report on Form 10-Q. Additionally, there were timing differences in accounts payable and accrued liabilities related to capital expenditures, partially offset by an increase in capital expenditures. The increase in capital expenditures in the 2008 Quarter (excluding the Alliance Resource Properties’ acquisition) was primarily attributable to the addition of a continuous mining unit at the ARLP Partnership’s Elk Creek mine.

Net cash used in financing activities was $7.8 million for the 2008 Quarter compared to $26.5 million for the 2007 Quarter. The reduced use of cash primarily was attributable to net borrowings under the ARLP Partnership’s revolving credit facility of $22.0 million in the 2008 Quarter used to partially finance the Alliance Resource Properties’ acquisition, partially offset by an increase in distributions paid to partners in the 2008 Quarter.

Capital Expenditures

Capital expenditures increased to $34.0 million in the 2008 Quarter from $30.7 million in the 2007 Quarter. See discussion of “Cash Flows” above concerning the increase in capital expenditures.

Including newly authorized capital development for the ARLP Partnership’s River View mine, our anticipated total capital expenditures for 2008 are estimated to be in a range of $200.0 to $220.0 million. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of ARLP’s common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows, and sources of financing that it expects will be available to it, the ARLP Partnership does not expect that it will experience any significant liquidity constraints in the foreseeable future.

Debt Obligations

AHGP Partnership

We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”), which owns 100% of the members’ interest of AGP and is controlled by Joseph W. Craft, III. The AHGP Credit Facility matures March 31, 2011 and is available to us for our general partnership purposes. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At March 31, 2008, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event of a change of control of us.

ARLP Partnership

The Intermediate Partnership has $126.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in seven remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”). On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. The ARLP Credit Facility amended a $100.0 million credit facility that would have matured in 2011. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For LIBOR borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. As of March 31, 2008, the applicable margin for borrowings under the ARLP Credit Facility was 0.75% over LIBOR and the interest rate on the ARLP Credit Facility was 3.64%. Letters of credit can be issued under the ARLP Credit Facility not to exceed $100.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At March 31, 2008, the ARLP Partnership had $50.0 million of borrowings and $24.6 million of letters of credit outstanding with $75.4 million available for borrowing under the ARLP Credit Facility.

The ARLP Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The ARLP Senior Notes and ARLP Credit Facility contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal relative to its annual production. In addition, the ARLP Senior Notes and the ARLP Credit Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of both the ARLP Credit Facility and ARLP Senior Notes at March 31, 2008.

The ARLP Partnership maintains agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain ARLP obligations for asset retirement obligations and its obligations for workers’ compensation benefits. At March 31, 2008, the ARLP Partnership had $30.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with ARLP. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. By amendment effective April 1, 2008, the term of the Revolver was extended to June 30, 2009. Due to the consolidation of MAC in accordance with FIN No. 46R, the intercompany transactions associated with the Revolver are eliminated.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, mineral and equipment leases with SGP and its affiliates and guarantees from the SGP for certain letters of credit. Administrative services provided to us by the ARLP Partnership have been eliminated in our condensed consolidated financial statements.

Please read our Annual Report on Form 10-K for the year ended December 31, 2007, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning the related-party transactions described above.

On January 28, 2008, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land, LLC (“SGP Land”) for $13.3 million cash paid at closing. SGP Land is a subsidiary of SGP and is indirectly owned by Mr. Craft. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, Warrior Coal and Hopkins County Coal through mineral leases and sublease agreements. For more information, please read Part I. “Item 1. Financial Statements (Unaudited) – Note 3. Acquisitions” of this Quarterly Report on Form 10-Q.

Because the transaction described above was a related-party transaction, it was reviewed by the board of directors of MGP and its conflicts committee and determined to be fair and reasonable to the ARLP Partnership and its limited partners. Because the acquisition was between entities under common control, it was accounted for at historical cost.

New Accounting Standards

New Accounting Standards Issued and Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the exception of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis for which the requirements of SFAS No. 157 have been deferred by the FASB for one year. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure at fair value financial instruments and certain other eligible items which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to present any of our financial assets or liabilities currently recorded on our condensed consolidated balance sheet at fair value under SFAS No. 159, therefore, the adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our condensed consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the requirements of SFAS Nos. 141R and 160 and have not yet determined the impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The ARLP Partnership has long-term coal supply agreements. Virtually all of the long-term coal supply agreements contain price adjustment provisions, which permit an increase or decrease periodically in the contract price principally to reflect changes in specified price indices or items such as taxes, royalties or actual production costs resulting from regulatory changes.

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

As of March 31, 2008, the estimated fair value of the ARLP Senior Notes was approximately $136.1 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2008. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of March 31, 2008. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended March 31, 2008, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

the impact from provisions of or changes in enforcement activities associated with the Mine Improvement and New Emergency Response Act of 2006 as well as any subsequent federal or state legislation or regulations;

•	replacement of coal reserves;

•	a loss or reduction of direct or indirect benefits from certain state and federal tax credits;

•

difficulty obtaining commercial property insurance, and risks associated with the ARLP Partnership’s participation (excluding any applicable deductible) in the ARLP Partnership’s commercial insurance property program; and

•	other factors, including those discussed in Part II. Item 1A. “Risk Factors” and Item 1. “Legal Proceedings.”

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

The information in Note 2. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated April 14, 2008 (incorporated by reference to Exhibit 3.1 of the Alliance Resource Partners, L.P. Current Report on Form 8-K filed with the Commission on April 18, 2008, File No. 000-26823).

31.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 12, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 12, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 12, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 12, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 12, 2008.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer