Form 10-Q
period 2008-06-30
Alliance Holdings GP, L.P.
filed 2008-08-08
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 8, 2008, 59,863,000 Common Units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$362,354	$1,783
Trade receivables	81,028	92,667
Other receivables	5,180	3,399
Due from affiliates	158	—
Inventories	28,483	26,100
Advance royalties	4,452	4,452
Prepaid expenses and other assets	3,968	9,281

Total current assets	485,623	137,682

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,004,012	948,210
Less accumulated depreciation, depletion and amortization	(453,337)	(427,572)

Total property, plant and equipment, net	550,675	520,638

OTHER ASSETS:
Advance royalties	21,700	25,974
Other long-term assets	16,702	18,194

Total other assets	38,402	44,168

TOTAL ASSETS	$1,074,700	$702,488

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$54,797	$47,034
Due to affiliates	—	1,343
Accrued taxes other than income taxes	12,421	11,091
Accrued payroll and related expenses	17,376	15,180
Accrued interest	4,017	3,826
Workers’ compensation and pneumoconiosis benefits	8,038	8,124
Current capital lease obligation	365	377
Other current liabilities	9,110	6,754
Current maturities, long-term debt	18,000	18,000

Total current liabilities	124,124	111,729

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	479,500	136,000
Pneumoconiosis benefits	30,403	29,392
Workers’ compensation	46,860	44,150
Asset retirement obligations	55,124	54,903
Due to affiliates	105	—
Long-term capital lease obligation	962	1,135
Minority interest	750	507
Other liabilities	9,740	7,333

Total long-term liabilities	623,444	273,420

Total liabilities	747,568	385,149

NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP:
Affiliate	(303,815)	(303,816)
Non-Affiliates	367,897	358,601

Total non-controlling interest	64,082	54,785

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners – Common Unitholders 59,863,000 units outstanding, respectively	262,941	262,445
Accumulated other comprehensive income	109	109

Total Partners’ Capital	263,050	262,554

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,074,700	$702,488

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
SALES AND OPERATING REVENUES:
Coal sales	$261,567	$242,364	$530,725	$481,234
Transportation revenues	11,007	10,606	21,627	19,285
Other sales and operating revenues	3,546	10,238	7,259	19,716

Total revenues	276,120	263,208	559,611	520,235

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	191,363	177,968	383,981	344,957
Transportation expenses	11,007	10,606	21,627	19,285
Outside purchases	4,552	7,607	7,455	13,873
General and administrative	12,612	8,794	21,928	17,347
Depreciation, depletion and amortization	25,600	21,425	48,894	41,218
Gain on sale of coal reserves	(5,159)	—	(5,159)	—
Net gain from insurance settlement and other	(2,790)	(11,491)	(2,790)	(11,491)

Total operating expenses	237,185	214,909	475,936	425,189

INCOME FROM OPERATIONS	38,935	48,299	83,675	95,046
Interest expense (net of interest capitalized for the three and six months ended June 30, 2008 and 2007 of $80, $347, $302 and $663, respectively)	(3,250)	(2,842)	(6,238)	(5,663)
Interest income	209	576	315	1,115
Other income	250	167	467	1,068

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND NON-CONTROLLING INTEREST	36,144	46,200	78,219	91,566
INCOME TAX EXPENSE (BENEFIT)	(70)	669	(725)	1,244

INCOME BEFORE MINORITY INTEREST AND NON-CONTROLLING INTEREST	36,214	45,531	78,944	90,322
MINORITY INTEREST (EXPENSE)	(102)	85	(243)	167

INCOME BEFORE NON-CONTROLLING INTEREST	36,112	45,616	78,701	90,489
Affiliate non-controlling interest in consolidated partnership’s net income	(5)	(7)	(12)	(15)
Non-affiliate non-controlling interest in consolidated partnership’s net income	(14,406)	(21,788)	(33,963)	(43,582)

NET INCOME	$21,701	$23,821	$44,726	$46,892

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.36	$0.40	$0.75	$0.78

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.2875	$0.25	$0.575	$0.50

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC AND DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$149,627	$139,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(70,950)	(69,170)
Changes in accounts payable and accrued liabilities	3,356	(7,315)
Proceeds from sale of property, plant and equipment	567	3,048
Proceeds from sale of coal reserves	7,159	—
Proceeds from insurance settlement for replacement assets	—	2,511
Proceeds from marketable securities	—	260
Payment for acquisition of coal reserves and other assets	(13,300)	(53,309)
Advances on Gibson rail project	—	(5,888)
Receipts of prior advances on Gibson rail project	1,023	—

Net cash used in investing activities	(72,145)	(129,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	350,000	—
Borrowings under revolving credit facilities	88,850	23,585
Payments under revolving credit facilities	(95,350)	—
Payments on capital lease obligation	(185)	(151)
Payment of debt issuance costs	(830)	—
Contributions to consolidated partnership from affiliate non-controlling interest	1	1
Distributions paid by consolidated partnership to affiliate non-controlling interest	(12)	(11)
Distributions paid by consolidated partnership to non-affiliate non-controlling interest	(24,964)	(22,905)
Distributions paid to Partners	(34,421)	(29,931)

Net cash provided by (used in) financing activities	283,089	(29,412)

NET CHANGE IN CASH AND CASH EQUIVALENTS	360,571	(19,398)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,783	37,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$362,354	$17,671

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$6,199	$6,077

Income taxes	$—	$2,175

NON-CASH INVESTING ACTIVITY:
Purchase of property, plant and equipment	$8,402	$4,824

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present the financial position as of June 30, 2008 and December 31, 2007, the results of our operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. All material intercompany transactions and accounts of the AHGP Partnership have been eliminated.

Our ownership of MGP gives us control of ARLP since the limited partners of ARLP: (i) do not have the substantive ability to dissolve ARLP, (ii) can remove MGP as ARLP’s managing general partner only by a supermajority vote and we own a sufficient number of ARLP limited partner units to block any such attempt, and (iii) the limited partners of ARLP do not possess substantive participating rights in ARLP’s operations. Since our ownership of MGP gives us control of the ARLP Partnership based on the above information, our condensed consolidated balance sheets reflect the assets and liabilities from the consolidated balance sheets of the ARLP Partnership, with any ownership of the ARLP Partnership by third-party investors and a non-controlling affiliate investor shown as non-controlling interest on our condensed consolidated balance sheet (Note 7).

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

On January 28, 2008, effective January 1, 2008, the ARLP Partnership, through its subsidiary Alliance Resource Properties, LLC (“Alliance Resource Properties”), acquired additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land, LLC (“SGP Land”). SGP Land is a subsidiary of SGP and is indirectly owned by Mr. Craft. Because the acquisition was between entities under common control, it was accounted for at historical cost. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, LLC (“Webster County Coal”), Warrior Coal, LLC (“Warrior”) and Hopkins County Coal, LLC (“Hopkins County Coal”) through mineral leases and sublease agreements, pursuant to which the ARLP Partnership had paid advance royalties of approximately $8.0 million that had not yet been recouped against production royalties. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million paid to the base lessors, were eliminated upon consolidation of the ARLP Partnership’s financial statements. The purchase price of $13.3 million cash paid at closing was primarily attributable to the historical cost basis of the mineral rights included in property, plant and equipment. The ARLP Partnership financed this acquisition using a combination of existing cash on hand and borrowings under its revolving credit facility. Since this transaction was a related-party transaction, it was reviewed by the board of directors of MGP (“MGP Board of Directors”) and its conflicts committee (“MGP Conflicts Committee”). Based upon these reviews, the MGP Board of Directors and MGP Conflicts Committee approved the transaction as fair and reasonable to the ARLP Partnership and its limited partners.

In June 2007, the ARLP Partnership, through its subsidiary Alliance Resource Properties, acquired the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. The ARLP Partnership financed the purchase using a combination of existing cash on hand and borrowings under the ARLP Partnership’s revolving credit facility. The ARLP Partnership is mining these reserves from its adjacent Dotiki and Warrior mining complexes. As a result of the purchase, the ARLP Partnership reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves. This acquisition represented an approximate 14% increase in the ARLP Partnership’s reserves at the acquisition date.

4.	MC MINING MINE FIRE

On June 18, 2007, the ARLP Partnership agreed to a full and final resolution of its insurance claims relating to a mine fire that occurred on or about December 25, 2004 at its MC Mining, LLC’s (“MC Mining”) Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims the ARLP Partnership incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds paid to the ARLP Partnership. In 2006 and 2005, the ARLP Partnership received partial advance payments on the claims totaling $16.2 million, part of which it recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities pending final claim resolution. In June 2007, as a result of this final resolution, the ARLP Partnership received additional cash payments of $7.2 million and recognized a net gain from insurance settlement of approximately $11.5 million, as well as a reduction in operating expenses of approximately $0.8 million. In May 2008, the ARLP Partnership realized a $2.8 million gain on settlement of the ARLP Partnership’s claim against the third-party that provided security services at the time of the fire.

5.	LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Credit facility	$21,500	$28,000
Senior notes	126,000	126,000
Series A senior notes	205,000	—
Series B senior notes	145,000	—

	497,500	154,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$479,500	$136,000

Credit Facility. On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For London Interbank Offered Rate (“LIBOR”) borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. As of June 30, 2008, the applicable margin for borrowings under the ARLP Credit Facility was 0.75% over LIBOR and the interest rate on the ARLP Credit Facility was 3.23%. Letters of credit up to $100.0 million can be issued under the ARLP Credit Facility. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At June 30, 2008, the ARLP Partnership had $21.5 million of borrowings and $27.6 million of letters of credit outstanding, with $100.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership incurs an annual commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

Senior Notes. The Intermediate Partnership has $126.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in seven remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”).

Series A Senior Notes. On June 26, 2008, the Intermediate Partnership entered into a Note Purchase Agreement (the “2008 Note Purchase Agreement”) with a group of institutional investors in a private placement offering. The Intermediate Partnership issued $205.0 million of Series A Senior Notes, which bear interest at 6.28% and mature on June 26, 2015, with interest payable semi-annually.

Series B Senior Notes. On June 26, 2008, the Intermediate Partnership issued under the 2008 Note Purchase Agreement $145.0 million of Series B Senior Notes, which bear interest at 6.72% and mature on June 26, 2018, with interest payable semi-annually.

The proceeds from the Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) will be used to repay the current amounts outstanding under the ARLP Credit Facility, to pay expenditures associated with the development of the River View Coal, LLC (“River View”) mining complex, to pay expenses associated with the offering of the 2008 Senior Notes and for other general working capital requirements. The ARLP Partnership incurred debt issuance costs of approximately $1.5 million associated with the 2008 Senior Notes, which have been deferred and will be amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively, the “ARLP Debt Arrangements”) are guaranteed by all of the subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio.

The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2008.

AHGP Partnership. We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”) which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Mr. Craft. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility, as extended, bear interest at the LIBOR plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At June 30, 2008, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

Other. The ARLP Partnership maintains agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At June 30, 2008, the ARLP Partnership had $30.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

6.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which, among other things, defines fair value, requires enhanced disclosures about assets and liabilities carried at fair value and establishes a hierarchal disclosure framework based upon the quality of inputs used to measure fair value. We have elected to defer the application of SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until our fiscal year beginning January 1, 2009, as permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. Financial Accounting Standard 157-2. As a result of this deferral, we have not applied the provisions of SFAS No. 157 to asset retirement obligations initially measured at fair value.

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

The following table provides a summary of changes in fair value of the ARLP Partnership’s Level 3 workers’ compensation and long-term disability liabilities (included in other current and long-term liabilities) for the three and six months ended June 30, 2008 (in thousands):

	Balance April 1, 2008	Accruals	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance June 30, 2008
Workers’ compensation liability	$53,056	4,019	(3,105)	765	(492)	$54,243
Long-term disability liability	2,776	175	(55)	46	(372)	2,570

	Balance December 31, 2007	Accruals	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance June 30, 2008
Workers’ compensation liability	$51,619	8,200	(5,929)	1,530	(1,177)	$54,243
Long-term disability liability	2,791	175	(116)	92	(372)	2,570

Valuation changes gain/loss related to the workers’ compensation and the long-term disability liabilities primarily represent valuation changes attributable to changes in the estimated liability for benefits associated with prior years or due to changes in interest rates and are recorded in operating expenses in our condensed consolidated statement of income.

At June 30, 2008 and December 31, 2007, respectively, the estimated fair value of the ARLP Partnership’s fixed rate term debt was $483.3 million and $136.6 million, respectively, based on interest rates that it believes is currently available to it for issuance of debt with similar terms and remaining maturities. The increase in fair value of total debt during the six months ended June 30, 2008 primarily reflects the issuance by the Intermediate Partnership of the 2008 Senior Notes aggregating $350.0 million in principal amount on June 26, 2008 (Note 5).

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

7.	NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP

When we consolidate the ARLP Partnership (Note 1), the non-controlling interest in consolidated partnership (“Non-Controlling Interest”) represents third-party and related-party ownership interests in the net assets of the ARLP Partnership. The following table shows the components of Non-Controlling Interest for the periods indicated (in thousands):

	June 30, 2008	December 31, 2007
Affiliate (SGP)	$(303,815)	$(303,816)
Non-Affiliates (ARLP’s non-affiliate limited partners)	367,897	358,601

Total non-controlling interest	$64,082	$54,785

The Non-Controlling Interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The Non-Controlling Interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. Upon adoption of SFAS No. 123R, Share Based Payment, on January 1, 2006, the total obligation associated with ARLP’s Long-Term Incentive Plan (“ARLP LTIP”) is also included in the Non-Affiliates component of Non-Controlling Interest (Note 8).

The following table summarizes cash distributions paid to ARLP to each component of the Non-Controlling Interest for the periods indicated (in thousands):

	Six Months Ended June 30,
	2008	2007
Distributions paid to non-controlling interests:
Affiliate (SGP)	$12	$11
Non-Affiliates (ARLP’s non-affiliate limited partners)	24,964	22,905

	$24,976	$22,916

Distributions paid to Non-Controlling Interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of Non-Controlling Interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of June 30, 2008 and December 31, 2007 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

8.	COMMON UNIT-BASED COMPENSATION

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain of its employees, directors of MGP and employees of its affiliates who perform services for the ARLP Partnership. The ARLP LTIP awards are non-vested phantom units which upon satisfaction of vesting requirements entitle the ARLP LTIP participant to receive ARLP common units. On January 29, 2008, the compensation committee (“MGP Compensation Committee”) of the MGP Board of Directors determined that the vesting requirements for the 2005 grants of 92,730 units (which are net of 21,660 forfeitures) had been satisfied as of January 1, 2008. As a result of this vesting, on February 21, 2008, the ARLP Partnership issued 62,799 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the ARLP LTIP participants. On January 29, 2008, the MGP Compensation Committee authorized additional grants of up to 100,000 restricted units of which 93,600 restricted units have been issued and will vest January 1, 2011, subject to the satisfaction of certain financial tests. The fair value of the 2008 grants, which is equal to the intrinsic value at the date of grant, was $36.11 per unit on a weighted average basis. After consideration of the above mentioned transactions, as of June 30, 2008, 124,161 units remain available for issuance in the future, assuming that all grants currently issued and outstanding for 2006, 2007 and 2008 are settled with common units and no future forfeitures occur. ARLP LTIP expense was $0.8 million, $0.8 million, $1.5 million and $1.4 million, for the three and six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, there was $4.7 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants. That expense is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2008, the intrinsic value of the non-vested ARLP LTIP grants was $14.2 million. As of June 30, 2008, the total obligation associated with the ARLP LTIP as of June 30, 2008 was $4.1 million and is included in the Non-Controlling Interest Non-Affiliates line item in our condensed consolidated balance sheets.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership. Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit. The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP as of June 30, 2008.

9.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership. In some instances the ARLP Partnership’s new employees of these participating operations will not be eligible to participate in the Pension Plan, but will be eligible to participate in a defined contribution profit sharing and savings plan (“PSSP”) that the ARLP Partnership sponsors. Certain employees participating in the Pension Plan will have the option to remain in the Pension Plan or participate in enhanced benefit provisions under the PSSP.

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$704	$858	$1,407	$1,717
Interest cost	652	567	1,305	1,134
Expected return on plan assets	(879)	(671)	(1,759)	(1,343)
Amortization of actuarial loss	—	65	—	129

Net periodic benefit cost	$477	$819	$953	$1,637

We previously disclosed in our financial statements for the year ended December 31, 2007, that the ARLP Partnership expected to contribute $2.5 million to the Pension Plan in 2008. The ARLP Partnership typically makes a single contribution to its Pension Plan in the third quarter of a year. Accordingly, as of June 30, 2008, the ARLP Partnership has made no contributions to the Pension Plan in 2008.

10.	NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the exception of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis for which the requirements of SFAS No. 157 have been deferred by the FASB for one year. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our condensed consolidated financial statements (Note 6).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure at fair value financial instruments and certain other eligible items which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to present any of our financial assets or liabilities currently recorded on our condensed consolidated balance sheet at fair value under SFAS No. 159; therefore, the adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our condensed consolidated financial statements (Note 6).

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

The following table summarizes the effect of the ARLP Partnership’s amortization of actuarial loss related to the pension plan on other comprehensive income for the three and six months ended June 30, 2008 and 2007, respectively, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$21,701	$23,821	$44,726	$46,892
Amortization of actuarial loss	—	129	—	129

Comprehensive income	$21,701	$23,950	$44,726	$47,021

Comprehensive income differs from net income by the amount of amortization of actuarial loss associated with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R).

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

The Illinois Basin segment is comprised of Webster County Coal’s Dotiki mine, Gibson County Coal, LLC’s Gibson North mine and Gibson South property, Hopkins County Coal’s Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine, Warrior Coal’s Cardinal mine, River View’s property and certain properties of Alliance Resource Properties (Note 3). In 2007, mine development began at the River View property. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

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

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”), Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties,. Operating segment results for the three and six months ended June 30, 2008 and 2007 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Operating segment results for the three months ended June 30, 2008:

Total revenues (2)	$176,642	$52,729	$44,441	$5,071	$(2,763)	$276,120
Segment Adjusted EBITDA Expense (3)	121,495	38,599	33,656	4,575	(2,660)	195,665
Segment Adjusted EBITDA (4)	47,306	16,927	7,613	5,653	(102)	77,397
Capital expenditures	30,788	1,868	3,195	1,050	—	36,901

Operating segment results for the three months ended June 30, 2007:

Total revenues (2)	$167,909	$53,009	$39,790	$3,373	$(873)	$263,208
Segment Adjusted EBITDA Expense (3)	114,392	37,396	31,289	3,204	(873)	185,408
Segment Adjusted EBITDA (4)	46,372	26,489	5,655	169	—	78,685
Capital expenditures (5)	27,987	3,310	5,993	1,155	—	38,445

Operating segment results for the six months ended June 30, 2008:

Total revenues (2)	$368,555	$102,062	$84,753	$8,919	$(4,678)	$559,611
Segment Adjusted EBITDA Expense (3)	248,521	76,748	61,849	8,547	(4,696)	390,969
Segment Adjusted EBITDA (4)	104,756	28,049	16,611	5,530	18	154,964
Total assets	472,581	93,437	130,805	377,933	(56)	1,074,700
Capital expenditures (6)	59,991	3,918	5,664	1,377	—	70,950

Operating segment results for the six months ended June 30, 2007:

Total revenues (2)	$335,782	$96,512	$78,570	$11,523	$(2,152)	$520,235
Segment Adjusted EBITDA Expense (3)	220,778	70,117	57,957	11,062	(2,152)	357,762
Segment Adjusted EBITDA (4)	102,868	36,836	14,515	460	—	154,679
Total assets	433,698	102,727	126,839	32,934	—	696,198
Capital expenditures (5)	50,570	6,459	10,318	1,823	—	69,170

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from MAC and Matrix Design to the ARLP Partnership’s mining operations.

(2)	Revenues included in the Other and Corporate column are primarily attributable to Mt. Vernon transloading revenues, Matrix Design revenues and MAC rock dust revenues for the three and six months ended June 30, 2008 and brokerage sales, Mt. Vernon transloading revenues and Matrix Design revenues for the three and six months ended June 30, 2007.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, consequently it does not realize any gain or loss on transportation revenues.

The following is a reconciliation of Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment Adjusted EBITDA Expense	$195,665	$185,408	$390,969	$357,762
Outside purchases	(4,552)	(7,607)	(7,455)	(13,873)
Other income	250	167	467	1,068

Operating expenses (excluding depreciation, depletion and amortization)	$191,363	$177,968	$383,981	$344,957

(4)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, minority interest, interest expense, interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to income before non-controlling interest below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment Adjusted EBITDA	$77,397	$78,685	$154,964	$154,679
General and administrative	(12,612)	(8,794)	(21,928)	(17,347)
Depreciation, depletion and amortization	(25,600)	(21,425)	(48,894)	(41,218)
Interest expense, net	(3,041)	(2,266)	(5,923)	(4,548)
Income tax (expense) benefit	70	(669)	725	(1,244)
Minority interest (expense)	(102)	85	(243)	167

Income before non-controlling interest	$36,112	$45,616	$78,701	$90,489

(5)	Capital expenditures for the three and six months ended June 30, 2007 do not include acquisitions of coal reserves and other assets in the Illinois Basin of $53.3 million separately reported in our condensed consolidated statements of cash flows.

(6)	Capital expenditures for the six months ended June 30, 2008 do not include acquisitions of coal reserves and other assets in the Illinois Basin of $13.3 million separately reported in our condensed consolidated statements of cash flows.

13.	MINORITY INTEREST

In March 2006, White County Coal, a subsidiary of Alliance Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and the ARLP Partnership is the primary beneficiary. House’s equity ownership in the net assets of MAC was $0.8 million and $0.5 million at June 30, 2008 and December 31, 2007, respectively, which is recorded as minority interest on our condensed consolidated balance sheet.

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

14.	SUBSEQUENT EVENTS

On July 28, 2008, we declared a quarterly distribution for the quarter ended June 30, 2008, of $0.3525 per unit, totaling approximately $21.1 million, on all common units outstanding, payable on August 19, 2008 to all unitholders of record as of August 12, 2008.

On July 31, 2008, August 6, 2008 and August 7, 2008 we entered into agreements with certain current and former members of management of the ARLP Partnership giving us the option to purchase 1,095,317 of our common units for the price of $29.98 per common unit at any time prior to October 28, 2008. We paid $0.02 per common unit for such option.

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

•

Illinois Basin segment is comprised of Webster County Coal, LLC’s (“Webster County Coal”) Dotiki mine, Gibson County Coal, LLC’s Gibson North mine and Gibson South property, Hopkins County Coal, LLC’s (“Hopkins County Coal”) Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine and Warrior Coal, LLC’s (“Warrior Coal”) Cardinal mine, River View Coal, LLC’s (“River View”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”). In 2007, mine development began at the River View property. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

•	Central Appalachian segment is comprised of Pontiki Coal, LLC’s (“Pontiki Coal”) Pond Creek and Van Lear mines, and MC Mining, LLC’s (“MC Mining”) Excel No. 3 mine.

•

Northern Appalachian segment is comprised of Mettiki Coal, LLC, Mettiki Coal (WV) LLC’s Mountain View mine, two small third-party mining operations, and the Tunnel Ridge, LLC (“Tunnel Ridge”) and Penn Ridge Coal, LLC (“Penn Ridge”) coal properties. The ARLP Partnership is in the process of permitting the Tunnel Ridge and Penn Ridge properties for future mine development.

•

Other and Corporate segment includes marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, Mid-America Carbonated, LLC (“MAC”), Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties,.

Expiration of Federal Non-Conventional Source Fuel Tax Credit

Historically, the ARLP Partnership received material revenues from coal sales, rental, marketing and other services provided under synfuel-related agreements at three of its mining operations. As anticipated, operations at these third-party synfuel facilities ended in December 2007 as the federal non-conventional source fuel tax credits expired. As a result, the ARLP Partnership no longer sells its coal to the synfuel operators, but sells that coal directly to its customers, including Louisville Gas and Electric Company, Seminole Electric Cooperative, Inc, Tennessee Valley Authority and Virginia Electric and Power Company, each of which individually accounted for 10% or more of the ARLP Partnership’s total revenues for the three months ended June 30, 2008 (“2008 Quarter”) and six months ended June 30, 2008 (“2008 Period”), among other customers.

Comparison of our operating results for the 2008 Quarter and the three months ended June 30, 2007 (“2007 Quarter”) and the 2008 Period and the six months ended June 30, 2007 (“2007 Period”) was affected by the following significant items:

•	Gain on sale of non-core coal reserves of $5.2 million in the 2008 Quarter;

•

Gain of $1.9 million on settlement of claims relating to the 2005 failure of the vertical belt system (the “Vertical Belt Incident”) at the ARLP Partnership’s Pattiki mine in the 2008 Quarter recorded as a reduction to operating expenses. The Vertical Belt Incident temporarily idled the ARLP Partnership’s Pattiki mine in June and July of 2005 following the failure of the vertical conveyor belt system used in conveying raw coal out of the mine. The 2008 Quarter gain resulted from a settlement reached with the third-party installer of the vertical belt system and represents a partial recovery of expenses incurred in 2005;

•

Gain of $2.8 million on settlement of claims against the third-party that provided security services at the time of the December 2004 MC Mining mine fire (“MC Mining Fire Incident”) was recognized in the 2008 Quarter. Additionally, in the 2007 Quarter the ARLP Partnership recognized a net gain of $11.5 million from an insurance settlement of claims relating to the MC Mining Fire Incident, as well as a reduction in operating expenses of approximately $0.8 million. Please read “–MC Mining Mine Fire” below; and

•

The 2007 Quarter and the 2007 Period realized net income of approximately $8.8 million and $16.9 million, respectively, from various coal synfuel-related agreements. The ARLP Partnership’s synfuel related arrangements are discussed in more detail above.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

We reported income before non-controlling interest of $36.1 million for the 2008 Quarter compared to $45.6 million for the 2007 Quarter. This decrease of $9.5 million was principally due to the significant items discussed above and higher depreciation, depletion and amortization resulting from capital expenditures associated with the ARLP Partnership’s growth initiatives, partially offset by improved coal sales. The ARLP Partnership had tons sold of 6.6 million and tons produced of 6.5 million for the 2008 Quarter compared to 6.3 million tons sold and 5.6 million tons produced for the 2007 Quarter. Increased operating expenses during the 2008 Quarter primarily reflect the increase in tons produced and higher sales related expenses resulting from increased coal sales, as well as higher regulatory compliance costs and other factors described below.

	Three Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(per ton sold)
Tons sold	6,622	6,279	N/A	N/A
Tons produced	6,467	5,638	N/A	N/A
Coal sales	$261,567	$242,364	$39.50	$38.60
Operating expenses and outside purchases	$195,915	$185,575	$29.59	$29.55

Coal sales. Coal sales for the 2008 Quarter increased 7.9% to $261.6 million from $242.4 million for the 2007 Quarter. The increase of $19.2 million reflected tons sold of 6.6 million (contributing $13.2 million of the increase) for the 2008 Quarter compared to 6.3 million for the 2007 Quarter and higher average coal sales prices (contributing $6.0 million of the increase). Tons produced increased 14.7% to 6.5 million tons for the 2008 Quarter from 5.6 million tons for the 2007 Quarter.

Operating expenses. Operating expenses increased 7.5% to $191.4 million for the 2008 Quarter from $178.0 million for the 2007 Quarter. The increase of $13.4 million resulted from the impact of the following specific factors:

•	Higher operating expenses associated with an additional 467,000 produced tons sold;

•

Labor and benefit expenses per ton produced decreased to $10.11 per ton in the 2008 Quarter from $10.43 per ton in the 2007 Quarter reflecting decreased workers’ compensation costs partially offset by increased headcount due to capacity expansion, pay rate and benefit increases and increased health care costs;

•

Material and supplies, and maintenance expenses per ton produced increased 1.9% and 1.6%, respectively, to $9.79 and $3.20 per ton, respectively, in the 2008 Quarter from $9.61 and $3.15 per ton, respectively, in the 2007 Quarter. The respective increases of $0.18 and $0.05 per ton produced resulted from increased costs for certain products and services (particularly roof support, seals, power and fuel) used in the mining process and higher regulatory compliance costs;

•	Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $0.8 million as a result of increased tons sold and increased average coal sales prices;

•

Reduced expenses of $0.8 million in the 2008 Quarter as compared to the 2007 Quarter were associated with the purchase and sale of coal during the 2007 Quarter under a settlement agreement the ARLP Partnership entered into with ICG, LLC (“ICG”) in November 2005. For more information, please read our Annual Report on Form 10-K for the year ended December 31, 2007, “Other” under “Item 8. Financial Statements and Supplementary Data – Note 19. Commitments and Contingencies.” Consistent with the guidance in the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki Coal’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG pursuant to that settlement agreement are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense. The ARLP Partnership fully satisfied its coal sales agreement with ICG in April 2007;

•	The 2008 Quarter operating expenses benefited from a $1.9 million gain on settlement of claims relating to the Vertical Belt Incident at the ARLP Partnership’s Pattiki mine; and

•	The 2007 Quarter includes a $0.8 million reduction in operating expenses as a result of the final insurance settlement of the MC Mining Fire Incident. Please read “–MC Mining Mine Fire” below.

General and administrative. General and administrative expenses for the 2008 Quarter increased to $12.6 million compared to $8.8 million in the 2007 Quarter. The increase was primarily due to higher salary and benefit costs related to increased staffing levels and higher incentive and unit-based compensation expense.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services. The 2007 Quarter also includes rental and service fees from third-party coal synfuel facilities. Other sales and operating revenues decreased to $3.5 million for the 2008 Quarter from $10.2 million for the 2007 Quarter. The decrease of $6.7 million was primarily attributable to the loss of synfuel-related benefits due to the expiration of the non-conventional synfuel tax credits on December 31, 2007, partially offset by increased revenues from transloading services and MAC product sales. The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “–Summary.”

Outside purchases. Outside purchases decreased to $4.6 million for the 2008 Quarter from $7.6 million in the 2007 Quarter. The decrease of $3.0 million was primarily attributable to a decrease in outside purchases at the ARLP Partnership’s Illinois Basin and Central Appalachian regions partially offset by increased outside purchases in the Northern Appalachian region to supply attractive opportunities in the spot and export markets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $25.6 million for the 2008 Quarter from $21.4 million for the 2007 Quarter. The increase of $4.2 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest increased to $3.2 million for the 2008 Quarter from $2.8 million for the 2007 Quarter. The increase of $0.4 million was principally attributable to increased interest expense due to increased borrowings under the revolving credit facility in addition to interest expense incurred on the ALRP Partnership’s recently completed $350 million private placement of senior notes, partially offset by reduced interest expense from the ARLP Partnership’s August 2007 principal payment of $18.0 million on its existing senior notes. The ARLP Partnership’s recently completed $350 million private placement of senior notes is discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income decreased to $0.2 million for the 2008 Quarter from $0.6 million for the 2007 Quarter. The decrease of $0.4 million resulted from decreased interest income earned on short-term investments, which were substantially liquidated to fund increased capital expenditures.

Transportation revenues and expenses. Transportation revenues and expenses each increased to $11.0 million for the 2008 Quarter compared to $10.6 million for the 2007 Quarter. The increase of $0.4 million was primarily attributable to higher average transportation rates which were 9.4% higher on a per ton basis in the 2008 Quarter compared to the 2007 Quarter. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income before income taxes, minority interest and non-controlling interest. Income before income taxes, minority interest and non-controlling interest for the 2008 and 2007 Quarters was $36.1 million and $46.2 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax benefit for the 2008 Quarter was $0.1 million compared to income tax expense of $0.7 million for the 2007 Quarter. The income tax benefit for the 2008 Quarter was primarily due to operating losses associated with Matrix Design, a business owned by the ARLP Partnership’s subsidiary, Alliance Services, Inc. (“ASI”). For the 2007 Quarter income tax expense, ASI received a material amount of income from services the ARLP Partnership provided to a third-party coal synfuel facility, which ceased operations on December 31, 2007 with the expiration of the synfuel tax credits The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “–Summary.”

Minority interest. In March 2006, one of ARLP’s subsidiaries, White County Coal and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net income was $102,000 for the 2008 Quarter and a net loss of $85,000 for the 2007 Quarter and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2008 Quarter Segment Adjusted EBITDA decreased $1.3 million, or 1.6%, to $77.4 million from 2007 Quarter Segment Adjusted EBITDA of $78.7 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,
	2008	2007	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$47,306	$46,372	$934	2.0%
Central Appalachia	16,927	26,489	(9,562)	(36.1)%
Northern Appalachia	7,613	5,655	1,958	34.6%
Other and Corporate	5,653	169	5,484	(1)
Elimination	(102)	—	(102)	(1)

Total Segment Adjusted EBITDA (2)	$77,397	$78,685	$(1,288)	(1.6)%

Tons sold
Illinois Basin	4,959	4,503	456	10.1%
Central Appalachia	866	919	(53)	(5.8)%
Northern Appalachia	797	857	(60)	(7.0)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	6,622	6,279	343	5.5%

Coal sales
Illinois Basin	$168,656	$153,170	$15,486	10.1%
Central Appalachia	52,736	52,394	342	0.7%
Northern Appalachia	40,175	35,874	4,301	12.0%
Other and Corporate	—	926	(926)	(1)
Elimination	—	—	—	—

Total coal sales	$261,567	$242,364	$19,203	7.9%

Other sales and operating revenues
Illinois Basin	$145	$7,594	$(7,449)	(98.1)%
Central Appalachia	—	—	—	—
Northern Appalachia	1,094	1,070	24	2.2%
Other and Corporate	5,070	2,447	2,623	(1)
Elimination	(2,763)	(873)	(1,890)	(1)

Total other sales and operating revenues	$3,546	$10,238	$(6,692)	(65.4)%

Segment Adjusted EBITDA Expense
Illinois Basin	$121,495	$114,392	$7,103	6.2%
Central Appalachia	38,599	37,396	1,203	3.2%
Northern Appalachia	33,656	31,289	2,367	7.6%
Other and Corporate	4,575	3,204	1,371	42.8%
Elimination	(2,660)	(873)	(1,787)	(1)

Total Segment Adjusted EBITDA Expense (3)	$195,665	$185,408	$10,257	5.5%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as income before net interest expense, income taxes, depreciation, depletion and amortization, minority interest and non-controlling interest. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;
•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;
•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and
•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Three Months Ended June 30,
	2008	2007
Segment Adjusted EBITDA	$77,397	$78,685

General and administrative	(12,612)	(8,794)
Depreciation, depletion and amortization	(25,600)	(21,425)
Interest expense, net	(3,041)	(2,266)
Income tax (expense) benefit	70	(669)
Minority interest (expense)	(102)	85

Income before non-controlling interest	$36,112	$45,616

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, and consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside purchases.

The following is a reconciliation of Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Three Months Ended June 30,
	2008	2007
Segment Adjusted EBITDA Expense	$195,665	$185,408

Outside purchases	(4,552)	(7,607)
Other income	250	167

Operating expense	$191,363	$177,968

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 2.0% or $0.9 million to $47.3 million in the 2008 Quarter, from $46.4 million in the 2007 Quarter. This increase was primarily the result of increased coal sales and the $1.9 million gain on settlement of claims relating to the Pattiki Vertical Belt Incident as discussed above, partially offset by the loss of synfuel related benefits. The increase in coal sales in the 2008 Quarter of $15.5 million or 10.1%, to $168.7 million, as compared to $153.2 million in the 2007 Quarter reflects an increase of 0.5 million tons sold to 5.0 million in the 2008 Quarter compared to 4.5 million tons in the 2007 Quarter, which was driven by increased production primarily from the Elk Creek mine. Other sales and operating revenues decreased $7.4 million primarily due to the expiration of the non-conventional synfuel-related tax credits on December 31, 2007 and the resulting loss of benefits derived from supplying third-party coal synfuel facilities with coal feedstock and related services. The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “– Summary.” Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Quarter increased 6.2% to $121.5 million from $114.4 million in the 2007 Quarter. The increase in the 2008 Quarter Segment Adjusted EBITDA Expense compared to the 2007 Quarter reflects the impact of the cost increases described above under consolidated operating expenses and costs associated with higher produced tons sold, partially offset by the gain on settlement of claims relating to the Pattiki Vertical Belt Incident.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased $9.6 million to $16.9 million for the 2008 Quarter compared to the 2007 Quarter Segment Adjusted EBITDA of $26.5 million. The decrease was primarily the result of the net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million for the 2007 Quarter related to the MC Mining Fire Incident as compared to a $2.8 million gain recognized in the 2008 Quarter on settlement of claims from the third-party that provided security services at the time of the fire. Please read “– MC Mining Mine Fire” below. Due to improved contract pricing and increased sales into a higher priced spot market, average coal sales price increased 6.8% to $60.89 per ton in the 2008 Quarter, as compared to $57.00 per ton in the 2007 Quarter. Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Quarter increased 3.2% to $38.6 million from $37.4 million in the 2007 Quarter. The Segment Adjusted EBITDA Expense per ton sold during the 2008 Quarter was $44.57, an increase of $3.88 per ton, or 9.5%, as compared to $40.69 per ton in the 2007 Quarter. The increased Segment Adjusted EBITDA Expense was primarily a result of higher operating expenses associated with compliance with the new mine safety standards and higher labor expenses per ton, as well as other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 34.6%, to $7.6 million for the 2008 Quarter as compared to the 2007 Quarter Segment Adjusted EBITDA of $5.7 million. The increase was primarily attributable to higher average coal sales price of $50.43 per ton during the 2008 Quarter as compared to $41.84 per ton during the 2007 Quarter, resulting from higher priced sales in the spot and export markets during the 2008 Quarter. This increase in coal sales prices was partially offset by a higher Segment Adjusted EBITDA Expense per ton sold during the 2008 Quarter of $42.25, an increase of $5.76 per ton, or 15.8%, as compared to $36.49 per ton in the 2007 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in Segment Adjusted EBITDA Expense per ton sold was primarily a result of higher purchased coal expense and lower production in the 2008 Quarter reflecting adverse mining conditions, reduced saleable coal recoveries and reduced productivity from the ARLP Partnership’s third-party mining operations, partially offset by lower maintenance costs in the 2008 Quarter.

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, increased to $5.7 million in the 2008 Quarter from $0.2 million in the 2007 Quarter primarily due to the $5.2 million gain on sale of non-core coal reserves in the 2008 Quarter. The increase in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects increased expenses associated with higher outside services revenue and product sales, partially offset by the elimination of coal sales and related operating expenses attributable to non-recurring coal brokerage activity associated with the ICG agreement discussed above under consolidated operating expenses.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

We reported income before non-controlling interest of $78.7 million for the 2008 Period compared to $90.5 million for the 2007 Period. This decrease of $11.8 million was principally due to the significant items discussed above at the beginning of “Results of Operations” and higher depreciation, depletion and amortization resulting from capital expenditures associated with ARLP’s growth initiatives, partially offset by improved coal sales. The ARLP Partnership had record tons sold of 13.6 million and tons produced of 13.3 million for the 2008 Period compared to 12.5 million tons sold and 12.2 million tons produced for the 2007 Period. Increased operating expenses during the 2008 Period primarily reflect the increase in record tons produced and higher sales related expenses resulting from record tons sold, as well as higher regulatory compliance costs and other factors described below.

	Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(per ton sold)
Tons sold	13,616	12,457	N/A	N/A
Tons produced	13,332	12,195	N/A	N/A
Coal sales	$530,725	$481,234	$38.98	$38.63
Operating expenses and outside purchases	$391,436	$358,830	$28.75	$28.81

Coal sales. Coal sales for the 2008 Period increased 10.3% to $530.7 million from $481.2 million for the 2007 Period. The increase of $49.5 million reflected record tons sold of 13.6 million (contributing $44.7 million of the increase) for the 2008 Period compared to 12.5 million for the 2007 Period and higher average coal sales prices (contributing $4.8 million of the increase). Record tons produced increased 9.3% to 13.3 million tons for the 2008 Period from 12.2 million tons for the 2007 Period.

Operating expenses. Operating expenses increased 11.3% to $384.0 million for the 2008 Period from $345.0 million for the 2007 Period. The increase of $39.0 million resulted from the impact of the following specific factors:

•	Higher operating expenses associated with an additional 1,420,000 produced tons sold;

•

Labor and benefit expenses per ton produced decreased to $9.73 per ton in the 2008 Period from $9.90 per ton in the 2007 Period reflecting decreased workers’ compensation costs partially offset by increased headcount due to capacity expansion, pay rate and benefit increases and increased health care costs;

•

Material and supplies, and maintenance expenses per ton produced increased 5.2% and 2.7%, respectively, to $9.45 and $3.09 per ton, respectively, in the 2008 Period from $8.98 and $3.01 per ton, respectively, in the 2007 Period. The respective increases of $0.47 and $0.08 per ton produced resulted from increased costs for certain products and services (particularly roof support, seals, power and fuel) used in the mining process and higher regulatory compliance costs which also contributed to increased mine administrative expenses;

•	Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $2.4 million as a result of increased tons sold and increased average coal sales prices;

•

Reduced expenses of $6.0 million in the 2008 Period as compared to the 2007 Period were associated with the purchase and sale of coal during the 2007 Period under a settlement agreement the ARLP Partnership entered into with ICG in November 2005. For more information, please read our Annual Report on Form 10-K for the year ended December 31, 2007, “Other” under “Item 8. Financial Statements and Supplementary Data – Note 19. Commitments and Contingencies.” Consistent with the guidance in EITF No. 04-13, Pontiki Coal’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG pursuant to that settlement agreement are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense. The ARLP Partnership fully satisfied its coal sales agreement with ICG in April 2007;

•	The 2008 Period benefited from a $1.9 million gain on settlement of claims relating to the Vertical Belt Incident at the ARLP Partnership’s Pattiki mine; and

•	The 2007 Period includes a $0.8 million reduction in operating expenses as a result of the final insurance settlement of the MC Mining Fire Incident. Please read “– MC Mining Mine Fire” below.

General and administrative. General and administrative expenses for the 2008 Period increased to $21.9 million compared to $17.3 million in the 2007 Period. The increase was primarily due to higher salary and benefit costs related to increased staffing levels and higher incentive and unit-based compensation expense.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services. The 2007 Period also includes rental and service fees from third-party coal synfuel facilities. Other sales and operating revenues decreased to $7.3 million for the 2008 Period from $19.7 million for the 2007 Period. The decrease of $12.4 million was primarily attributable to the loss of synfuel-related benefits due to the expiration of the non-conventional synfuel tax credits on December 31, 2007, partially offset by increased revenues from transloading services and MAC product sales. The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “– Summary.”

Outside purchases. Outside purchases decreased to $7.5 million for the 2008 Period from $13.9 million in the 2007 Period. The decrease of $6.4 million was primarily attributable to a decrease in outside purchases at the ARLP Partnership’s Illinois Basin and Central Appalachian regions partially offset by increased outside purchases in the Northern Appalachian region to supply attractive opportunities in the spot and export markets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $48.9 million for the 2008 Period from $41.2 million for the 2007 Period. The increase of $7.7 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest, increased to $6.2 million for the 2008 Period from $5.7 million for the 2007 Period. The increase of $0.5 million was principally attributable to the increase interest expense due to increased borrowings under the revolving credit facility in addition to interest expense incurred on the ARLP Partnership’s recently completed $350 million private placement of senior notes, partially offset by reduced interest expense from the ARLP Partnership’s August 2007 principal payment of $18.0 million on its existing senior notes. The ARLP Partnership’s recently completed $350 million private placement of senior notes is discussed in more detail below under “– Debt Obligations.”

Interest income. Interest income decreased to $0.3 million for the 2008 Period from $1.1 million for the 2007 Period. The decrease of $0.8 million resulted from decreased interest income earned on short-term investments, which were substantially liquidated to fund increased capital expenditures.

Transportation revenues and expenses. Transportation revenues and expenses each increased to $21.6 million for the 2008 Period compared to $19.3 million for the 2007 Period. The increase of $2.3 million was primarily attributable to a 5.9% increase in average transportation rates on a per ton basis in the 2008 Period compared to the 2007 Period and higher transported coal volumes of 4.5 million tons in the 2008 Period compared to 4.3 million tons in the 2007 Period. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income before income taxes, minority interest and non-controlling interest. Income before income taxes, minority interest and non-controlling interest for the 2008 and 2007 Periods were $78.2 million and $91.6 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax benefit for the 2008 Period was $0.7 million compared to income tax expense of $1.2 million for the 2007 Period. The income tax benefit for the 2008 Period was primarily due to operating losses associated with Matrix Design, a business owned by the ARLP Partnership’s subsidiary, ASI. For the 2007 Period income tax expense, ASI received a material amount of income from services the ARLP Partnership provided to a third-party coal synfuel facility, which ceased operations on December 31, 2007 with the expiration of the synfuel tax credits The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “– Summary.”

Minority interest. In March 2006, one of ARLP’s subsidiaries, White County Coal and House entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FIN No. 46R. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net income was $243,000 for the 2008 Period and a net loss of $167,000 for the 2007 Period and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2008 Period Segment Adjusted EBITDA increased $0.3 million, or 0.2%, to $155.0 million from the 2007 Period Segment Adjusted EBITDA of $154.7 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2008	2007
Segment Adjusted EBITDA
Illinois Basin	$104,756	$102,868	$1,888	1.8%
Central Appalachia	28,049	36,836	(8,787)	(23.9)%
Northern Appalachia	16,611	14,515	2,096	14.4%
Other and Corporate	5,530	460	5,070	(1)
Elimination	18	—	18	(1)

Total Segment Adjusted EBITDA (2)	$154,964	$154,679	$285	0.2%

Tons sold
Illinois Basin	10,324	9,031	1,293	14.3%
Central Appalachia	1,712	1,757	(45)	(2.6)%
Northern Appalachia	1,580	1,669	(89)	(5.3)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	13,616	12,457	1,159	9.3%

Coal sales
Illinois Basin	$352,559	$308,363	$44,196	14.3%
Central Appalachia	101,846	95,389	6,457	6.8%
Northern Appalachia	76,320	70,398	5,922	8.4%
Other and Corporate	—	7,084	(7,084)	(1)
Elimination	—	—	—	—

Total coal sales	$530,725	$481,234	$49,491	10.3%

Other sales and operating revenues
Illinois Basin	$718	$15,284	$(14,566)	(95.3)%
Central Appalachia	161	72	89	(1)
Northern Appalachia	2,140	2,074	66	3.2%
Other and Corporate	8,919	4,438	4,481	(1)
Elimination	(4,679)	(2,152)	(2,527)	(1)

Total other sales and operating revenues	$7,259	$19,716	$(12,457)	(63.2)%

Segment Adjusted EBITDA Expense
Illinois Basin	$248,521	$220,778	$27,743	12.6%
Central Appalachia	76,748	70,117	6,631	9.5%
Northern Appalachia	61,849	57,957	3,892	6.7%
Other and Corporate	8,547	11,062	(2,515)	(22.7)%
Elimination	(4,696)	(2,152)	(2,544)	(1)

Total Segment Adjusted EBITDA Expense (3)	$390,969	$357,762	$33,207	9.3%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as income before net interest expense, income taxes, depreciation, depletion and amortization, minority interest and non-controlling interest. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;
•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;
•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and
•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Six Months Ended June 30,
	2008	2007
Segment Adjusted EBITDA	$154,964	$154,679

General and administrative	(21,928)	(17,347)
Depreciation, depletion and amortization	(48,894)	(41,218)
Interest expense, net	(5,923)	(4,548)
Income tax (expense) benefit	725	(1,244)
Minority interest (expense)	(243)	167

Income before non-controlling interest	$78,701	$90,489

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, and consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside purchases.

The following is a reconciliation of Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Six Months Ended June 30,
	2008	2007
Segment Adjusted EBITDA Expense	$390,969	$357,762

Outside purchases	(7,455)	(13,873)
Other income	467	1,068

Operating expense	$383,981	$344,957

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 1.8% to $104.8 million for the 2008 Period from the 2007 Period Segment Adjusted EBITDA of $102.9 million. The increase of $1.9 million was primarily attributable to increased coal sales and the $1.9 million gain on settlement of claims relating to the Pattiki Vertical Belt Incident, as discussed above under consolidated operating expense, partially offset by the loss of synfuel related benefits and higher operating expenses. The increased coal sales in the 2008 Period, which rose by $44.2 million, or 14.3%, to $352.6 million as compared to $308.4 million in the 2007 Period, resulted from increased tons sold of 1.3 million tons. The increased tons sold primarily resulted from increased production capacity at the Elk Creek mine, increased production at the Warrior and Gibson mines and higher sales from inventory as compared to the 2007 Period. Other sales and operating revenues decreased $14.6 million, primarily due to the expiration of the non-conventional synfuel-related tax credits on December 31, 2007 and the resulting loss of benefits derived from supplying third-party coal synfuel facilities with coal feedstock and related services. Please read “–Summary” above for a discussion regarding the status of third-party coal synfuel facilities. Total Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Period increased 12.6% to $248.5 million from $220.8 million in the 2007 Period. The increase in the 2008 Period Segment Adjusted EBITDA Expense compared to the 2007 Period reflects the impact of the cost increases described above under consolidated operating expenses and costs associated with higher produced tons sold, partially offset by the gain on settlement of claims relating to the Pattiki Vertical Belt Incident.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased $8.8 million, or 23.9%, to $28.0 million for the 2008 Period as compared to the 2007 Period Segment Adjusted EBITDA of $36.8 million. This decrease was primarily the result of the net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million in the 2007 Period related to the MC Mining Fire Incident, as compared to a $2.8 million gain recognized in the 2008 Period on settlement of claims from the third-party that provided security services at the time of the fire. Please read “–MC Mining Mine Fire” below. Coal sales for the 2008 and 2007 Periods were $101.8 million and $95.4 million, respectively. The increase of $6.4 million primarily reflects a higher average coal sales price per ton of $59.50 in the 2008 Period as compared to $54.27 in the 2007 Period, an increase of $5.23 per ton, or 9.6%. Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Period increased 9.5% to $76.7 million from $70.1 million in the 2007 Period. The Segment Adjusted EBITDA Expense per ton during the 2008 Period was $44.84, an increase of $4.95 per ton, or 12.4% over the 2007 Period Segment Adjusted EBITDA Expense per ton of $39.89. The increase in Segment Adjusted EBITDA Expense per ton was primarily a result of higher operating expenses associated with the new mine safety standards and increased labor expense, as well as other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 14.4%, to $16.6 million for the 2008 Period as compared to the 2007 Period Segment Adjusted EBITDA of $14.5 million. The increase in Segment Adjusted EBITDA of $2.1 million was primarily attributable to higher average sales price of $48.30 per ton during the 2008 Period as compared to $42.18 per ton during the 2007 Period, resulting from higher priced sales in the spot and export markets. Segment Adjusted EBITDA Expense per ton sold during the 2008 Period of $39.14 was an increase of $4.41 per ton, or 12.7%, as compared to $34.73 per ton in the 2007 Period (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in Segment Adjusted EBITDA Expense per ton sold was primarily a result of higher purchased coal expense and lower production in the 2008 Period, partially offset by lower maintenance costs in the 2008 Period. The decreased production in the 2008 Period compared to the 2007 Period reflects adverse conditions, reduced saleable coal recoveries and reduced productivity from the ARLP Partnership’s third-party mining operations in the 2008 Period, combined with accelerated continuous miner production in the 2007 Period associated with the transition to the Mountain View mine.

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, increased to $5.5 million in the 2008 Period from $0.5 million in the 2007 Period primarily due to the $5.2 million gain on sale of non-core coal reserves in the 2008 Period. The decrease in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects the elimination of coal sales revenue and related operating expenses attributable to non-recurring coal brokerage activity associated with the ICG agreement discussed above under consolidated operating expenses, partially offset by increased expenses associated with higher outside services revenue and product sales.

MC Mining Mine Fire

On June 18, 2007, the ARLP Partnership agreed to a full and final resolution of its insurance claims relating to a mine fire that occurred on or about December 25, 2004 at its MC Mining Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims the ARLP Partnership incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds paid to the ARLP Partnership. In 2006 and 2005, the ARLP Partnership received partial advance payments on the claims totaling $16.2 million, part of which it recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities pending final claim resolution. In June 2007, as a result of this final resolution, the ARLP Partnership received additional cash payments of $7.2 million and recognized a net gain from insurance settlement of approximately $11.5 million, as well as a reduction in operating expenses of approximately $0.8 million. In May 2008, the ARLP Partnership realized a $2.8 million gain on settlement of claims from the third-party that provided security services at the time of the fire.

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

Cash Flows

Cash provided by operating activities was $149.6 million for the 2008 Period compared to $139.9 million for the 2007 Period. The increase in cash provided by operating activities was principally attributable to favorable changes in operating assets and liabilities.

Net cash used in investing activities was $72.1 million for the 2008 Period compared to $129.9 million for the 2007 Period. The decrease in use of cash was primarily attributable to the ARLP Partnership’s acquisition of coal reserves in Webster and Hopkins County, Kentucky for $53.3 million in the 2007 Period, partially offset by the ARLP Partnership’s acquisition of additional rights to coal reserves located in western Kentucky for $13.3 million in the 2008 Period. See Note 3. Acquisitions to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statement (Unaudited)” of this Quarterly Report on Form 10-Q. Additionally, the ARLP Partnership received proceeds of $7.2 million in the 2008 Period from the sale of coal reserves and timing differences in accounts payable and accrued liabilities related to capital expenditures.

Net cash provided by financing activities was $283.1 million for the 2008 Period compared to net cash used in financing activities of $29.4 million for the 2007 Period. The increase in cash provided by financing activities primarily was attributable to the proceeds from the ARLP Partnership’s recently completed $350 million private placement of senior notes (see “–Debt Obligations” below) and increased net borrowings under the revolving credit facilities, partially offset by an increase in distributions paid to partners in the 2008 Period.

Capital Expenditures

Capital expenditures were comparable for the 2008 and 2007 Periods at $71.0 million and $69.2 million, respectively.

Including capital development for the ARLP Partnership’s River View mine, the ARLP Partnership’s total capital expenditures for 2008 is estimated to be from $200.0 to $220.0 million. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require the ARLP Partnership to incur additional debt or seek additional equity capital. Management anticipates funding short-term capital requirements by a variety of sources, including cash flows from operating activities, cash provided by the recently completed $350 million private placement of senior notes, see “–Debt Obligations” below and borrowings available under the ARLP Partnership’s revolving credit facility. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows, and sources of financing, it does not expect to experience any significant liquidity constraints in the foreseeable future.

Debt Obligations

AHGP Partnership

We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”) which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Joseph W. Craft, III, Chairman, President and Chief Executive Officer of AGP. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At June 30, 2008, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

ARLP Partnership

Credit Facility. On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For LIBOR borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. As of June 30, 2008, the applicable margin for borrowings under the ARLP Credit Facility was 0.75% over LIBOR and the interest rate on the ARLP Credit Facility was 3.23%. Letters of credit can be issued under the ARLP Credit Facility not to exceed $100.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At June 30, 2008, the ARLP Partnership had $21.5 million of borrowings and $27.6 million of letters of credit outstanding with $100.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership incurs a commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

Senior Notes. The Intermediate Partnership has $126.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in seven remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”).

Series A Senior Notes. On June 26, 2008, the Intermediate Partnership entered into a Note Purchase Agreement (the “2008 Note Purchase Agreement”) with a group of institutional investors in a private placement offering. The Intermediate Partnership issued $205.0 million of Series A Senior Notes, which bear interest at 6.28% and mature on June 26, 2015, with interest payable semi-annually.

Series B Senior Notes. On June 26, 2008, the Intermediate Partnership issued under the 2008 Note Purchase Agreement $145.0 million of Series B Senior Notes, which bear interest at 6.72% and mature on June 26, 2018, with interest payable semi-annually.

The proceeds from the Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) will be used to repay the current amounts outstanding under the ARLP Credit Facility, to pay expenditures associated with the development of the River View mining complex (currently estimated to be $250.0 to $275.0 million over the 2008-2010 time frame) to pay expenses associated with the offering of the 2008 Senior Notes and for other general working capital requirements. The ARLP Partnership incurred debt issuance costs of approximately $1.5 million associated with the 2008 Senior Notes, which have been deferred and will be amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively “ARLP Debt Arrangements”) are guaranteed by all of the subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2008.

Other. The ARLP Partnership maintains agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At June 30, 2008, the ARLP Partnership had $30.6 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) with a third-party which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with ARLP. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. By amendment effective April 1, 2008, the term of the Revolver was extended to June 30, 2009. Due to the consolidation of MAC in accordance with FIN No. 46R, the intercompany transactions associated with the Revolver are eliminated.

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

On January 28, 2008, the ARLP Partnership, through its subsidiary Alliance Resource Properties, acquired additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land, LLC (“SGP Land”) for $13.3 million cash paid at closing. SGP Land is a subsidiary of SGP and is indirectly owned by Mr. Craft. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, Warrior Coal and Hopkins County Coal through mineral leases and sublease agreements. For more information, please read Part I. “Item 1. Financial Statements (Unaudited) – Note 3. Acquisitions” of this Quarterly Report on Form 10-Q.

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

The ARLP Partnership has long-term coal supply agreements. Virtually all them contain price adjustment provisions, which permit an increase or decrease periodically in the contract price principally to reflect changes in specified price indices or items such as taxes, royalties or actual production costs resulting from regulatory changes.

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

As of June 30, 2008, the estimated fair value of the ARLP Senior Notes and the 2008 Senior Notes was approximately $483.3 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2008. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of June 30, 2008. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended June 30, 2008, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2008, File No. 000-26823).

10.2	First Amendment dated as of June 26, 2008, to the Note Purchase Agreement, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2008, File No. 000-26823).

31.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2008, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.1	Letter Amendment No. 1, dated as of June 26, 2008, to the Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, in each case as named therein, JPMorgan Chase Bank, N.A. as Paying Agent,, Citicorp USA, Inc. and JPMorgan Chase Bank, N.A. as Co-Administrative Agents,, and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2008, File No. 000-26823).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 8, 2008.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III President, Chief Executive Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell Senior Vice President and Chief Financial Officer