Form 10-Q
period 2008-09-30
Alliance Holdings GP, L.P.
filed 2008-11-07
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, 59,863,000 Common Units are outstanding.

i

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$271,278	$1,783
Trade receivables	103,440	92,667
Other receivables	5,527	3,399
Due from affiliates	38	—
Inventories	31,769	26,100
Advance royalties	4,452	4,452
Prepaid expenses and other assets	1,619	9,281

Total current assets	418,123	137,682

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,061,304	948,210
Less accumulated depreciation, depletion and amortization	(468,621)	(427,572)

Total property, plant and equipment, net	592,683	520,638

OTHER ASSETS:
Advance royalties	21,815	25,974
Other long-term assets	15,928	18,194

Total other assets	37,743	44,168

TOTAL ASSETS	$1,048,549	$702,488

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$70,739	$47,034
Due to affiliates	—	1,343
Accrued taxes other than income taxes	10,257	11,091
Accrued payroll and related expenses	21,005	15,180
Accrued interest	6,866	3,826
Workers’ compensation and pneumoconiosis benefits	8,038	8,124
Current capital lease obligation	358	377
Other current liabilities	9,788	6,754
Current maturities, long-term debt	18,000	18,000

Total current liabilities	145,051	111,729

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	440,000	136,000
Pneumoconiosis benefits	30,884	29,392
Workers’ compensation	46,594	44,150
Asset retirement obligations	55,236	54,903
Due to affiliates	98	—
Long-term capital lease obligation	873	1,135
Minority interest	903	507
Other liabilities	6,125	7,333

Total long-term liabilities	580,713	273,420

Total liabilities	725,764	385,149

NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP:
Affiliate	(303,818)	(303,816)
Non-Affiliates	364,721	358,601

Total non-controlling interest	60,903	54,785

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners – Common Unitholders 59,863,000 units outstanding, respectively	261,773	262,445
Accumulated other comprehensive income	109	109

Total Partners’ Capital	261,882	262,554

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,048,549	$702,488

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
SALES AND OPERATING REVENUES:
Coal sales	$269,318	$242,412	$800,043	$723,646
Transportation revenues	11,721	9,138	33,348	28,423
Other sales and operating revenues	4,647	8,875	11,906	28,591

Total revenues	285,686	260,425	845,297	780,660

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	199,321	176,857	583,302	521,814
Transportation expenses	11,721	9,138	33,348	28,423
Outside purchases	6,995	3,737	14,450	17,610
General and administrative	7,565	7,716	29,493	25,063
Depreciation, depletion and amortization	25,403	21,804	74,297	63,022
Gain on sale of coal reserves	—	—	(5,159)	—
Net gain from insurance settlement and other	—	—	(2,790)	(11,491)

Total operating expenses	251,005	219,252	726,941	644,441

INCOME FROM OPERATIONS	34,681	41,173	118,356	136,219
Interest expense (net of interest capitalized for the three and nine months ended September 30, 2008 and 2007 of $182, $345, $484, and $1,008, respectively)	(8,134)	(3,039)	(14,372)	(8,702)
Interest income	2,133	280	2,448	1,395
Other income	231	121	698	1,189

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND NON-CONTROLLING INTEREST	28,911	38,535	107,130	130,101
INCOME TAX EXPENSE (BENEFIT)	92	550	(633)	1,794

INCOME BEFORE MINORITY INTEREST AND NON-CONTROLLING INTEREST	28,819	37,985	107,763	128,307
MINORITY INTEREST (EXPENSE)	(153)	63	(396)	230

INCOME BEFORE NON-CONTROLLING INTEREST	28,666	38,048	107,367	128,537
Affiliate non-controlling interest in consolidated partnership’s net income	(4)	(7)	(16)	(22)
Non-affiliate non-controlling interest in consolidated partnership’s net income	(10,142)	(17,534)	(44,105)	(61,116)

NET INCOME	$18,520	$20,507	$63,246	$67,399

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.31	$0.34	$1.06	$1.13

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.3525	$0.265	$0.9275	$0.765

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC AND DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$191,339	$209,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(122,887)	(95,017)
Changes in accounts payable and accrued liabilities	11,339	(9,297)
Proceeds from sale of property, plant and equipment	2,487	5,859
Proceeds from sale of coal reserves	7,159	—
Proceeds from insurance settlement for replacement assets	—	2,511
Proceeds from marketable securities	—	260
Payment for acquisition of coal reserves and other assets	(29,800)	(53,309)
Advances on Gibson rail project	—	(5,912)
Receipts of prior advances on Gibson rail project	1,645	—

Net cash used in investing activities	(130,057)	(154,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	350,000	—
Borrowings under revolving credit facilities	88,850	130,525
Payments under revolving credit facilities	(116,850)	(103,525)
Payments on capital lease obligation	(281)	(244)
Payment on long-term debt	(18,000)	(18,000)
Payment of debt issuance costs	(1,721)	(194)
Purchase of options on limited partner common units	(22)	—
Contributions to consolidated partnership from affiliate non-controlling interest	1	1
Contribution by limited partner – affiliate	816	—
Distributions paid by consolidated partnership to affiliate non-controlling interest	(19)	(16)
Distributions paid by consolidated partnership to non-affiliate non-controlling interest	(39,038)	(34,815)
Distributions paid to Partners	(55,523)	(45,795)

Net cash provided by (used in) financing activities	208,213	(72,063)

NET CHANGE IN CASH AND CASH EQUIVALENTS	269,495	(17,546)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,783	37,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$271,278	$19,523

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$11,538	$12,587

Income taxes	$—	$2,175

NON-CASH INVESTING ACTIVITY:
Purchase of property, plant and equipment	$16,385	$2,843

Non-cash contribution by limited partner – affiliate	$620	$—

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

Contributions to ARLP

During August 2008, an affiliated entity controlled by Joseph W. Craft III contributed to us 25,898 of our common units valued at approximately $0.6 million at the time of contribution and $0.8 million of cash (collectively, the “Contribution”) for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of the Contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. Concurrent with this contribution, Alliance Coal distributed the 25,898 common units of AHGP to certain employees and recognized $1.4 million in compensation expense. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the Contribution, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft (Note 14).

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present the financial position as of September 30, 2008 and December 31, 2007, the results of our operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. All material intercompany transactions and accounts of the AHGP Partnership have been eliminated.

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

During September 2008, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2008. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, the ARLP Partnership has elected to retain a participating interest in its commercial property insurance program at an average rate of approximately 14.7% in the overall $75.0 million of coverage, representing 22% of the primary $50.0 million layer. The ARLP Partnership does not participate in the second layer of $25.0 million in excess of $50.0 million.

The 14.7% participation rate for this year’s renewal is consistent with the ARLP Partnership’s prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence, of which, as a result of its participation, the ARLP Partnership is responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which, as a result of its level of participation in the commercial property program, could have a material adverse effect on the ARLP Partnership’s business, financial condition, results of operations and ability to purchase property insurance in the future.

At certain of the ARLP Partnership’s operations, property tax assessments for several years are under audit by various state tax authorities. The ARLP Partnership believes that it has recorded adequate liabilities based on reasonable estimates of any property tax assessments that may be ultimately assessed as a result of these audits.

3.	ACQUISITIONS

On January 28, 2008, effective January 1, 2008, the ARLP Partnership, through its subsidiary Alliance Resource Properties, LLC (“Alliance Resource Properties”) acquired additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land, LLC (“SGP Land”). SGP Land is a subsidiary of SGP and is indirectly owned by Mr. Craft. Because the acquisition was between entities under common control, it was accounted for at historical cost. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, LLC (“Webster County Coal”), Warrior Coal, LLC (“Warrior”) and Hopkins County Coal, LLC (“Hopkins County Coal”) through mineral leases and sublease agreements, pursuant to which the ARLP Partnership had paid advance royalties of approximately $8.0 million that had not yet been recouped against production royalties. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million paid to the base lessors, were eliminated upon consolidation of the ARLP Partnership’s financial statements. The purchase price of $13.3 million cash paid at closing was primarily attributable to the historical cost basis of the mineral rights included in property, plant and equipment. The ARLP Partnership financed this acquisition using a combination of existing cash on hand and borrowings under its revolving credit facility. Since this transaction was a related-party transaction, it was reviewed by the board of directors of MGP (“MGP Board of Directors”) and its conflicts committee (“MGP Conflicts Committee”). Based upon these reviews, the MGP Board of Directors and MGP Conflicts Committee approved the transaction as fair and reasonable to the ARLP Partnership and its limited partners.

In June 2007, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. The ARLP Partnership financed the purchase using a combination of existing cash on hand and borrowings under the ARLP Partnership’s revolving credit facility. The ARLP Partnership is mining these reserves from its adjacent Dotiki and Warrior mining complexes. As a result of the purchase, the ARLP Partnership reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves. This acquisition represented an approximate 14% increase in the ARLP Partnership’s reserves at the acquisition date. During the three months ended September 30, 2008 the ARLP Partnership received a return of purchase price of $1.1 million due to a title failure on a portion of these coal reserves and consequently, the ARLP Partnership reduced its cost basis in these coal reserves.

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

5.	LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Credit facility	$—	$28,000
Senior notes	108,000	126,000
Series A senior notes	205,000	—
Series B senior notes	145,000	—

	458,000	154,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$440,000	$136,000

AHGP Partnership. We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”) which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Mr. Craft. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At September 30, 2008, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

Credit Facility. On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For LIBOR borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At September 30, 2008, the ARLP Partnership had $27.1 million of letters of credit outstanding with $122.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility at September 30, 2008. The ARLP Partnership incurs an annual commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., holds a 5%, or $7.5 million, commitment in the $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions including Lehman with no individual institution representing more than 11.3% of the $150 million revolving credit facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October, 2008. Although the ARLP Partnership has not made any borrowing requests since the bankruptcy filing by Lehman, the ARLP Partnership does not know if Lehman could, or would, fund its share of the commitment if requested. The obligations of the lenders under the ARLP Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

Senior Notes. The Intermediate Partnership has $108.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in six remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”).

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

The proceeds from the Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) were used to repay $21.5 million outstanding under the ARLP Credit Facility and pay expenses associated with the offering of the 2008 Senior Notes. The remaining proceeds will be used to fund the development of the River View Coal, LLC (“River View”) and Tunnel Ridge, LLC (“Tunnel Ridge”) mining complexes and for other general working capital requirements. The ARLP Partnership incurred debt issuance costs of approximately $1.7 million associated with the 2008 Senior Notes, which have been deferred and will be amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively, the “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio.

The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2008.

Other. The ARLP Partnership maintains agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At September 30, 2008, the ARLP Partnership had $29.0 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

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

The following table provides a summary of changes in fair value of the ARLP Partnership’s Level 3 workers’ compensation and long-term disability liabilities (included in other current and long-term liabilities) for the three and nine months ended September 30, 2008 (in thousands):

	Balance June 30, 2008	Accruals	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance September 30, 2008
Workers’ compensation liability	$54,243	4,116	(3,015)	765	(2,132)	$53,977
Long-term disability liability	2,570	—	(37)	46	(573)	2,006

	Balance December 31, 2007	Accruals	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance September 30, 2008
Workers’ compensation liability	$51,619	12,316	(8,944)	2,295	(3,309)	$53,977
Long-term disability liability	2,791	175	(153)	138	(945)	2,006

Valuation changes gain/loss related to the workers’ compensation and the long-term disability liabilities primarily represent valuation changes attributable to changes in the estimated liability for benefits associated with prior years or due to changes in interest rates and are recorded in operating expenses in our condensed consolidated statement of income.

At September 30, 2008 and December 31, 2007, respectively, the estimated fair value of the ARLP Partnership’s fixed rate term debt was $467.1 million and $136.6 million, respectively, based on interest rates that it believes is currently available to it for issuance of debt with similar terms and remaining maturities. The increase in fair value of total debt during the nine months ended September 30, 2008 primarily reflects the issuance by the Intermediate Partnership of the 2008 Senior Notes aggregating $350.0 million in principal amount on June 26, 2008 (Note 5).

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

When we consolidate the ARLP Partnership (Note 1), the non-controlling interest in consolidated partnership (“Non-Controlling Interest”) represents third-party and related-party ownership interests in the net assets of the ARLP Partnership. The following table shows the components of Non-Controlling Interest for the periods indicated (in thousands):

	September 30, 2008	December 31, 2007
Affiliate (SGP)	$(303,818)	$(303,816)
Non-Affiliates (ARLP’s non-affiliate limited partners)	364,721	358,601

Total non-controlling interest	$60,903	$54,785

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

The following table summarizes cash distributions paid by ARLP to each component of the Non-Controlling Interest for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2008	2007
Distributions paid to non-controlling interests:
Affiliate (SGP)	$19	$16
Non-Affiliates (ARLP’s non-affiliate limited partners)	39,038	34,815

	$39,057	$34,831

Distributions paid to Non-Controlling Interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of Non-Controlling Interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of September 30, 2008 and December 31, 2007 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

8.	COMMON UNIT-BASED COMPENSATION

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and directors of MGP and its affiliates who perform services for the ARLP Partnership. The ARLP LTIP awards are non-vested phantom units which upon satisfaction of vesting requirements entitle the ARLP LTIP participant to receive ARLP common units. On January 29, 2008, the compensation committee (“MGP Compensation Committee”) of the MGP Board of Directors determined that the vesting requirements for the 2005 grants of 92,730 units (which are net of 21,660 forfeitures) had been satisfied as of January 1, 2008. As a result of this vesting, on February 21, 2008, the ARLP Partnership issued 62,799 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the ARLP LTIP participants. On January 29, 2008, the MGP Compensation Committee authorized additional grants of up to 100,000 restricted units, of which 93,600 restricted units have been issued and will vest January 1, 2011, subject to the satisfaction of certain financial tests. The fair value of the 2008 grants, which is equal to the intrinsic value at the date of grant, was $36.11 per unit on a weighted average basis. ARLP LTIP expense was $0.7 million, $0.8 million, $2.2 million and $2.2 million, for the three and nine months ended September 30, 2008 and 2007, respectively. On October 28, 2008, the MGP Compensation Committee authorized additional grants up to 152,445 restricted units of which 139,645 have been issued and will vest January 1, 2012, subject to satisfaction of certain financial tests. Although there were only 124,161 units available for issuance as of September 30, 2008, that number will increase when the 2006, 2007 and 2008 awards vest and are partially settled in cash to satisfy future tax withholding obligations of the ARLP LTIP participants. The units forfeited or settled in cash are reloaded for future use as ARLP LTIP awards.

As of September 30, 2008, there was $4.0 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants. That expense is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2008, the intrinsic value of the non-vested ARLP LTIP grants was $8.0 million. As of September 30, 2008, the total obligation associated with the ARLP LTIP was $4.8 million and is included in the Non-Controlling Interest Non-Affiliates line item in our condensed consolidated balance sheets.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership. Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit. The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP as of September 30, 2008.

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

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$655	$859	$2,062	$2,576
Interest cost	682	566	1,987	1,700
Expected return on plan assets	(842)	(672)	(2,601)	(2,015)
Amortization of actuarial loss	—	65	—	194

Net periodic benefit cost	$495	$818	$1,448	$2,455

The ARLP Partnership typically makes a single contribution to its Pension Plan in the third quarter of a year. We previously disclosed in our financial statements for the year ended December 31, 2007 that the ARLP Partnership expected to contribute $2.5 million to the Pension Plan in 2008. However, as the ARLP Partnership is currently in compliance with the Department of Labor’s pension guidelines, it is not required to make a contribution to the Pension Plan in 2008.

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

The following table summarizes the effect of the ARLP Partnership’s amortization of actuarial loss related to the Pension Plan on other comprehensive income for the three and nine months ended September 30, 2008 and 2007, respectively, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$18,520	$20,507	$63,246	$67,399
Amortization of actuarial loss	—	65	—	194

Comprehensive income	$18,520	$20,572	$63,246	$67,593

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

The Illinois Basin segment is comprised of Webster County Coal’s Dotiki mine, Gibson County Coal, LLC’s Gibson North mine, Hopkins County Coal’s Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine, Warrior Coal’s Cardinal mine, Gibson County Coal (South), LLC’s (“Gibson South”) property, River View’s property and certain properties of Alliance Resource Properties (Note 3). In 2007, mine development began at the River View property. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal, LLC’s Pond Creek and Van Lear mines, and MC Mining’s Excel No. 3 mine.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC, Mettiki Coal (WV) LLC’s Mountain View mine, two small mining operations where the ARLP Partnership subcontracts operations to third-parties, and the Tunnel Ridge and Penn Ridge Coal, LLC (“Penn Ridge”) coal properties. The ARLP Partnership is in the process of developing the Tunnel Ridge property and permitting the Penn Ridge property for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”), Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties. Operating segment results for the three and nine months ended September 30, 2008 and 2007 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Operating segment results for the three months ended September 30, 2008:

Total revenues (2)	$181,276	$49,836	$51,262	$5,404	$(2,092)	$285,686
Segment Adjusted EBITDA Expense (3)	128,186	38,846	37,284	3,843	(2,074)	206,085
Segment Adjusted EBITDA (4)	45,068	10,998	10,270	1,562	(18)	67,880
Capital expenditures (5)	39,232	5,086	6,162	1,457	—	51,937

Operating segment results for the three months ended September 30, 2007:

Total revenues (2)	$166,732	$49,467	$43,160	$2,477	$(1,411)	$260,425
Segment Adjusted EBITDA Expense (3)	108,922	40,044	30,012	2,906	(1,411)	180,473
Segment Adjusted EBITDA (4)	51,826	9,200	10,216	(428)	—	70,814
Capital expenditures	18,286	3,908	3,000	653	—	25,847

Operating segment results for the nine months ended September 30, 2008:

Total revenues (2)	$549,831	$151,898	$136,015	$14,323	$(6,770)	$845,297
Segment Adjusted EBITDA Expense (3)	376,707	115,594	99,133	12,390	(6,770)	597,054
Segment Adjusted EBITDA (4)	149,824	39,047	26,881	7,092	—	222,844
Total assets	531,487	96,761	133,056	287,367	(122)	1,048,549
Capital expenditures (5)	99,223	9,004	11,826	2,834	—	122,887

Operating segment results for the nine months ended September 30, 2007:

Total revenues (2)	$502,514	$145,979	$121,730	$14,000	$(3,563)	$780,660
Segment Adjusted EBITDA Expense (3)	329,700	110,161	87,969	13,968	(3,563)	538,235
Segment Adjusted EBITDA (4)	154,694	46,036	24,731	32	—	225,493
Total assets	437,523	102,620	124,849	32,943	—	697,935
Capital expenditures (6)	68,856	10,367	13,318	2,476	—	95,017

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from MAC and Matrix Design to the ARLP Partnership’s mining operations.

(2)	Revenues included in the Other and Corporate column are primarily attributable to Mt. Vernon transloading revenues, Matrix Design revenues and MAC rock dust revenues for the three and nine months ended September 30, 2008 and brokerage sales, Mt. Vernon transloading revenues and Matrix Design revenues for the three and nine months ended September 30, 2007.
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and consequently it does not realize any gain or loss on transportation revenues.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment Adjusted EBITDA Expense	$206,085	$180,473	$597,054	$538,235
Outside purchases	(6,995)	(3,737)	(14,450)	(17,610)
Other income	231	121	698	1,189

Operating expenses (excluding depreciation, depletion and amortization)	$199,321	$176,857	$583,302	$521,814

(4)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, minority interest, interest expense, interest income, depreciation, depletion and amortization, and general and administrative expense. Consolidated Segment Adjusted EBITDA is reconciled to income before non-controlling interest below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment Adjusted EBITDA	$67,880	$70,814	$222,844	$225,493
General and administrative	(7,565)	(7,716)	(29,493)	(25,063)
Depreciation, depletion and amortization	(25,403)	(21,804)	(74,297)	(63,022)
Interest expense, net	(6,001)	(2,759)	(11,924)	(7,307)
Income tax (expense) benefit	(92)	(550)	633	(1,794)
Minority interest (expense)	(153)	63	(396)	230

Income before non-controlling interest	$28,666	$38,048	$107,367	$128,537

(5)	Capital expenditures for the three and nine months ended September 30, 2008 do not include acquisitions of coal reserves and other assets in the Illinois Basin of $16.5 million and $29.8 million, respectively, separately reported in our condensed consolidated statements of cash flows.

(6)	Capital expenditures for the nine months ended September 30, 2007 do not include acquisitions of coal reserves and other assets in the Illinois Basin of $53.3 million separately reported in our condensed consolidated statements of cash flows.

13.	MINORITY INTEREST

In March 2006, White County Coal, a subsidiary of Alliance Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and the ARLP Partnership is the primary beneficiary. House’s equity ownership in the net assets of MAC was $0.9 million and $0.5 million at September 30, 2008 and December 31, 2007, respectively, which is recorded as minority interest on our condensed consolidated balance sheet.

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

14.	RELATED-PARTY TRANSACTIONS

During August 2008, an affiliated entity controlled by Mr. Craft contributed to us 25,898 of our common units valued at approximately $0.6 million at the time of contribution and $0.8 million of cash for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs (Note 1).

In January 2008, the ARLP Partnership acquired additional rights to approximately 48.2 million tons of coal reserves from SGP Land (Note 3).

15.	SUBSEQUENT EVENTS

On October 27, 2008, we declared a quarterly distribution for the quarter ended September 30, 2008, of $0.39 per unit, totaling approximately $23.3 million, on all common units outstanding, payable on November 19, 2008 to all unitholders of record as of November 12, 2008.

On October 28, 2008, the option agreements entered into with certain current and former members of management of the ARLP Partnership giving us the option to purchase 1,095,317 of our common units for the price of $29.98 per common unit expired. We paid $0.02 per common unit for such option.

Other than the MGP Compensation Committee’s approval of additional ARLP LTIP unit awards described in Note 8, there were no other subsequent events.

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

The ARLP Partnership is a diversified producer and marketer of coal to major United States utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become what it believes to be the fifth largest coal producer in the eastern United States. The ARLP Partnership currently operates eight mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. The ARLP Partnership is constructing mining complexes in Kentucky and West Virginia, and also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers, and it has contractual commitments for substantially all of its remaining 2008 production.

We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern United States. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

•

Illinois Basin segment is comprised of Webster County Coal, LLC’s (“Webster County Coal”) Dotiki mine, Gibson County Coal, LLC’s Gibson North mine, Hopkins County Coal, LLC’s (“Hopkins County Coal”) Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine and Warrior Coal, LLC’s (“Warrior Coal”) Cardinal mine, Gibson County Coal (South), LLC’s (“Gibson South”) property, River View Coal, LLC’s (“River View”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”). In 2007, mine development began at the River View property. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

•	Central Appalachian segment is comprised of Pontiki Coal, LLC’s (“Pontiki Coal”) Pond Creek and Van Lear mines, and MC Mining, LLC’s (“MC Mining”) Excel No. 3 mine.

•

Northern Appalachian segment is comprised of Mettiki Coal, LLC, Mettiki Coal (WV) LLC’s Mountain View mine, two small third-party mining operations, and the Tunnel Ridge, LLC (“Tunnel Ridge”) and Penn Ridge Coal, LLC (“Penn Ridge”) coal properties. The ARLP Partnership is in the process of developing the Tunnel Ridge property and permitting the Penn Ridge property for future mine development.

•

Other and Corporate segment includes marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”), Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties.

Expiration of Federal Non-Conventional Source Fuel Tax Credit

Historically, the ARLP Partnership received material revenues from coal sales, rental, marketing and other services provided under synfuel-related agreements at three of its mining operations. As anticipated, operations at these third-party synfuel facilities ended in December 2007 as the federal non-conventional source fuel tax credits expired. As a result, the ARLP Partnership no longer sells its coal to the synfuel operators, but instead sells that coal directly to its customers, including (but not exclusively) Louisville Gas and Electric Company, Seminole Electric Cooperative, Inc, Tennessee Valley Authority and Virginia Electric and Power Company, each of which individually accounted for 10% or more of the ARLP Partnership’s total revenues for the three months ended September 30, 2008 (“2008 Quarter”) and nine months ended September 30, 2008 (“2008 Period”).

Results of Operations

Comparison of our operating results for the 2008 Quarter and the three months ended September 30, 2007 (“2007 Quarter”) and the 2008 Period and the nine months ended September 30, 2007 (“2007 Period”) was affected by the following significant items:

•	Gain on sale of non-core coal reserves of $5.2 million in the 2008 Period;

•

Gain of $1.9 million on settlement of claims relating to the 2005 failure of the vertical belt system (the “Vertical Belt Incident”) at the ARLP Partnership’s Pattiki mine in the 2008 Period recorded as a reduction to operating expenses. The Vertical Belt Incident temporarily idled the ARLP Partnership’s Pattiki mine in June and July of 2005 following the failure of the vertical conveyor belt system used in conveying raw coal out of the mine. The 2008 Period gain resulted from a settlement reached with the third-party installer of the vertical belt system and represents a partial recovery of expenses incurred in 2005;

•

Gain of $2.8 million on settlement of claims against the third-party that provided security services at the time of the December 2004 MC Mining mine fire (“MC Mining Fire Incident”) was recognized in the 2008 Period. Additionally, in the 2007 Period the ARLP Partnership recognized a net gain of $11.5 million from an insurance settlement of claims relating to the MC Mining Fire Incident, as well as a reduction in operating expenses of approximately $0.8 million. Please read “–MC Mining Mine Fire” below;

•

The 2007 Quarter and the 2007 Period realized net income of approximately $8.0 million and $24.9 million, respectively, from various coal synfuel-related agreements. The expiration of the federal non-conventional source fuel tax credit and its impact on our results of operations are discussed in more detail above; and

•

The 2007 Quarter and the 2007 Period benefited from net gains of $2.8 million and $3.6 million, respectively, realized from sales of surplus equipment as compared to net gains of $0.8 million in the 2008 Quarter and the 2008 Period.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

We reported income before non-controlling interest of $28.7 million for the 2008 Quarter compared to $38.0 million for the 2007 Quarter. This decrease of $9.3 million was principally due to the expiration of the non-conventional synfuel tax credits on December 31, 2007, higher depreciation, depletion and amortization resulting from capital expenditures associated with the ARLP Partnership’s growth initiatives and increased interest expense, net of interest income due to the ARLP Partnership’s $350 million private placement of Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) in June 2008, partially offset by improved coal sales. The ARLP Partnership’s synfuel-related arrangements and the ARLP Partnership’s 2008 Senior Notes are discussed in more detail above under “–Summary” and below under “–Debt Obligations,” respectively. The ARLP Partnership had tons sold and tons produced of 6.6 million for the 2008 Quarter compared to 6.2 million tons sold and 6.1 million tons produced for the 2007 Quarter. Increased operating expenses during the 2008 Quarter primarily reflect the increase in tons produced, as well as higher regulatory compliance costs and other factors described below.

	Three Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(per ton sold)
Tons sold	6,603	6,230	N/A	N/A
Tons produced	6,561	6,083	N/A	N/A
Coal sales	$269,318	$242,412	$40.79	$38.91
Operating expenses and outside purchases	$206,316	$180,594	$31.25	$28.99

Coal sales. Coal sales for the 2008 Quarter increased 11.1% to $269.3 million from $242.4 million for the 2007 Quarter. The increase of $26.9 million reflected tons sold of 6.6 million (contributing $14.5 million of the increase) for the 2008 Quarter compared to 6.2 million for the 2007 Quarter and record average coal sales prices (contributing $12.4 million of the increase). Tons produced increased 7.9% to 6.6 million tons for the 2008 Quarter from 6.1 million tons for the 2007 Quarter.

Operating expenses. Operating expenses increased 12.7% to $199.3 million for the 2008 Quarter from $176.9 million for the 2007 Quarter. The increase of $22.4 million primarily resulted from an increase in operating expenses associated with additional 297,000 produced tons sold as well as the following specific factors:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation costs which decreased $5.7 million primarily reflecting discount rate changes, increased to $9.63 per ton in the 2008 Quarter from $8.81 per ton in the 2007 Quarter. This increase of $0.82 per ton represents pay rate and benefit increases, increased health care costs, increased headcount due to capacity expansion and increased regulatory compliance;

•

Material and supplies, and maintenance expenses per ton produced increased 17.9% and 16.8%, respectively, to $10.46 and $3.48 per ton, respectively, in the 2008 Quarter from $8.87 and $2.98 per ton, respectively, in the 2007 Quarter. The respective increases of $1.59 and $0.50 per ton produced resulted from increased costs for certain products and services (particularly roof support, power, fuel and other consumables) used in the mining process as well as reduced productivity and higher compliance costs associated with more stringent regulatory enforcement in addition to increased coal transportation costs and water treatment costs in the ARLP Partnership’s Northern Appalachian region; and

•	The 2007 Quarter operating expenses benefited from a net gain of $2.8 million realized from the sale of surplus equipment.

General and administrative. General and administrative expenses were comparable at $7.6 million and $7.7 million for both the 2008 Quarter and the 2007 Quarter.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services. The 2007 Quarter also includes rental and service fees from third-party coal synfuel facilities. Other sales and operating revenues decreased to $4.6 million for the 2008 Quarter from $8.9 million for the 2007 Quarter. The decrease of $4.3 million was primarily attributable to the loss of $6.8 million synfuel-related benefits due to the expiration of the non-conventional synfuel tax credits on December 31, 2007, partially offset by increased revenues from transloading services and MAC and Matrix Design product sales. The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “–Summary.”

Outside purchases. Outside purchases increased to $7.0 million for the 2008 Quarter from $3.7 million in the 2007 Quarter. The increase of $3.3 million was primarily attributable to an increase in outside purchases in the Northern Appalachian region to supply attractive opportunities in the spot and export markets, partially offset by decreased outside purchases in the ARLP Partnership’s Illinois Basin and Central Appalachian regions.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $25.4 million for the 2008 Quarter from $21.8 million for the 2007 Quarter. The increase of

$3.6 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects, reserve acquisitions and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest increased to $8.1 million for the 2008 Quarter from $3.0 million for the 2007 Quarter. The increase of $5.1 million was principally attributable to increased interest expense resulting from the ARLP Partnership’s 2008 Senior Notes, partially offset by reduced interest expense from the ARLP Partnership’s August 2008 principal repayment of $18.0 million on its original senior notes issued in 1999. The 2008 Senior Notes are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income increased to $2.1 million for the 2008 Quarter from $0.3 million for the 2007 Quarter. The increase of $1.8 million resulted from interest income earned on short-term investments purchased with funds received from the ARLP Partnership’s issuance of the 2008 Senior Notes, which is discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses each increased to $11.7 million for the 2008 Quarter compared to $9.1 million for the 2007 Quarter. The increase of $2.6 million was primarily attributable to average transportation rates that were 27.7% higher on a per ton basis in the 2008 Quarter compared to the 2007 Quarter. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income before income taxes, minority interest and non-controlling interest. Income before income taxes, minority interest and non-controlling interest for the 2008 and 2007 Quarters was $28.9 million and $38.5 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax expense for the 2008 Quarter was $92,000 compared to income tax expense of $550,000 for the 2007 Quarter. The income tax expense for the 2008 Quarter was primarily due to operating income associated with Matrix Design, a business owned by the ARLP Partnership’s subsidiary, Alliance Services, Inc. (“ASI”). The 2007 Quarter income tax expense was impacted by ASI’s receipt of a material amount of income from services the ARLP Partnership provided to a third-party coal synfuel facility, which ceased operations on December 31, 2007 with the expiration of the synfuel tax credits The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “–Summary.”

Minority interest. In March 2006, one of ARLP’s subsidiaries, White County Coal and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net income and net loss was $153,000 and $63,000 for the 2008 Quarter and the 2007 Quarter, respectively, and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2008 Quarter Segment Adjusted EBITDA decreased $2.9 million, or 4.1%, to $67.9 million from 2007 Quarter Segment Adjusted EBITDA of $70.8 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended September 30,
	2008	2007	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$45,068	$51,826	$(6,758)	(13.0)%
Central Appalachia	10,998	9,200	1,798	19.5%
Northern Appalachia	10,270	10,216	54	0.5%
Other and Corporate	1,562	(428)	1,990	(1)
Elimination	(18)	—	(18)	—

Total Segment Adjusted EBITDA (2)	$67,880	$70,814	$(2,934)	(4.1)%

Tons sold
Illinois Basin	4,934	4,519	415	9.2%
Central Appalachia	810	851	(41)	(4.8)%
Northern Appalachia	859	860	(1)	(0.1)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	6,603	6,230	373	6.0%

Coal sales
Illinois Basin	$173,096	$154,060	$19,036	12.4%
Central Appalachia	49,829	49,244	585	1.2%
Northern Appalachia	46,393	39,108	7,285	18.6%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total coal sales	$269,318	$242,412	$26,906	11.1%

Other sales and operating revenues
Illinois Basin	$158	$6,687	$(6,529)	(97.6)%
Central Appalachia	15	—	15	—
Northern Appalachia	1,161	1,121	40	3.6%
Other and Corporate	5,404	2,478	2,926	(1)
Elimination	(2,091)	(1,411)	(680)	(48.2)%

Total other sales and operating revenues	$4,647	$8,875	$(4,228)	(47.6)%

Segment Adjusted EBITDA Expense
Illinois Basin	$128,186	$108,922	$19,264	17.7%
Central Appalachia	38,846	40,044	(1,198)	(3.0)%
Northern Appalachia	37,284	30,012	7,272	24.2%
Other and Corporate	3,843	2,906	937	32.2%
Elimination	(2,074)	(1,411)	(663)	(47.0)%

Total Segment Adjusted EBITDA Expense (3)	$206,085	$180,473	$25,612	14.2%

(1)	Percentage change was greater than or equal to 100%.
(2)	Segment Adjusted EBITDA is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as income before net interest expense, income taxes, depreciation, depletion and amortization, minority interest and non-controlling interest. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the above explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Three Months Ended September 30,
	2008	2007
Segment Adjusted EBITDA	$67,880	$70,814

General and administrative	(7,565)	(7,716)
Depreciation, depletion and amortization	(25,403)	(21,804)
Interest expense, net	(6,001)	(2,759)
Income tax (expense) benefit	(92)	(550)
Minority interest (expense)	(153)	63

Income before non-controlling interest	$28,666	$38,048

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, and consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Three Months Ended September 30,
	2008	2007
Segment Adjusted EBITDA Expense	$206,085	$180,473

Outside purchases	(6,995)	(3,737)
Other income	231	121

Operating expense (excluding depreciation, depletion and amortization)	$199,321	$176,857

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased 13.0%, or $6.7 million to $45.1 million in the 2008 Quarter, from $51.8 million in the 2007 Quarter. This decrease was primarily the result of the loss of synfuel related benefits as discussed above partially offset by increased coal sales. The increase in coal sales in the 2008 Quarter of $19.0 million or 12.4%, to $173.1 million, as compared to $154.1 million in the 2007 Quarter reflects an increase of 415,000 tons sold to 4.9 million in the 2008 Quarter compared to 4.5 million tons in the 2007 Quarter, which was driven by increased production capacity at the Elk Creek mine and increased production at the Gibson and Warrior mines. Other sales and operating revenues decreased $6.5 million primarily due to the expiration of the non-conventional synfuel-related tax credits on December 31, 2007 and the resulting loss of benefits derived from supplying third-party coal synfuel facilities with coal feedstock and related services. The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “–Summary.” Total Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Quarter increased 17.7% to $128.2 million from $108.9 million in the 2007 Quarter. The increase in the 2008 Quarter Segment Adjusted EBITDA Expense compared to the 2007 Quarter reflects the impact of the cost increases described above under consolidated operating expenses and costs associated with higher produced tons sold. The 2007 Quarter Segment Adjusted EBITDA Expense also benefited from certain favorable operating tax adjustments and net gains of $2.8 million from the sale of surplus equipment.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased $1.8 million to $11.0 million for the 2008 Quarter compared to the 2007 Quarter Segment Adjusted EBITDA of $9.2 million. The increase was primarily the result of improved contract pricing and increased sales in a higher priced spot market, resulting in an average coal sales price increase of 6.2% to $61.52 per ton in the 2008 Quarter, as compared to $57.92 per ton in the 2007 Quarter. Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Quarter decreased 3.0% to $38.8 million from $40.0 million in the 2007 Quarter reflecting lower produced tons sold and decreased workers compensation costs partially offset by cost increases described above under consolidated operating expenses and certain favorable operating tax adjustments in the 2007 Quarter. The Segment Adjusted EBITDA Expense per ton sold during the 2008 Quarter was $47.96, an increase of 1.8%, as compared to $47.10 per ton in the 2007 Quarter. The increase in the 2008 Quarter Segment Adjusted EBITDA Expense per ton sold compared to the 2007 Quarter reflects the impact of the cost increases described above.

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 0.5%, to $10.3 million for the 2008 Quarter as compared to the 2007 Quarter Segment Adjusted EBITDA of $10.2 million. The increase was primarily attributable to a higher average coal sales price of $54.00 per ton during the 2008 Quarter as compared to $45.46 per ton during the 2007 Quarter, resulting from higher priced sales in the spot and export markets during the 2008 Quarter. This increase in coal sales prices was offset by a higher Segment Adjusted EBITDA Expense per ton sold during the 2008 Quarter of $43.40, an increase of $8.51 per ton, or 24.4%, as compared to $34.89 per ton in the 2007 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in Segment Adjusted EBITDA Expense per ton sold was primarily a result of higher purchased coal expense and lower production in the 2008 Quarter reflecting the timing of the longwall move at the Mountain View mine and sandstone intrusions encountered in the 2008 Quarter, in addition to increased coal transportation cost, water treatment and contract mining expenses, and other cost increases described above under “–Summary – Operating expenses.”

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, increased to $1.6 million in the 2008 Quarter from a loss of $0.4 million in the 2007 Quarter primarily due to increased outside services revenue and product sales. The increase in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects increased expenses associated with higher outside services revenue and product sales.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

We reported income before non-controlling interest of $107.4 million for the 2008 Period compared to $128.5 million for the 2007 Period. This decrease of $21.1 million was principally due to the significant items discussed above at the beginning of “Results of Operations,” higher depreciation, depletion and amortization resulting from capital expenditures associated with ARLP’s growth initiatives and increased interest expense, net of interest income resulting from the ARLP Partnership’s 2008 Senior Notes, partially offset by improved coal sales. The ARLP Partnership’s 2008 Senior Notes is discussed in more detail below under “–Debt Obligations.” The ARLP Partnership has record tons sold and tons produced of 20.2 million and 19.9 million, respectively, for the 2008 Period compared to 18.7 million tons sold and 18.3 million tons produced for the 2007 Period. Increased operating expenses during the 2008 Period primarily reflected record tons produced and higher sales related expenses resulting from record tons sold, as well as higher regulatory compliance costs and other factors described below.

	Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(per ton sold)
Tons sold	20,219	18,687	N/A	N/A
Tons produced	19,893	18,278	N/A	N/A
Coal sales	$800,043	$723,646	$39.57	$38.72
Operating expenses and outside purchases	$597,752	$539,424	$29.56	$28.87

Coal sales. Coal sales for the 2008 Period increased 10.6% to $800.0 million from $723.6 million for the 2007 Period. The increase of $76.4 million reflected record tons sold of 20.2 million (contributing $59.3 million of the increase) for the 2008 Period compared to 18.7 million for the 2007 Period and record average coal sales prices (contributing $17.1 million of the increase). Tons produced increased 8.8% to a record 19.9 million tons for the 2008 Period from 18.3 million tons for the 2007 Period.

Operating expenses. Operating expenses increased 11.8% to $583.3 million for the 2008 Period from $521.8 million for the 2007 Period. The increase of $61.5 million primarily resulted from an increase in operating expenses associated with additional 1.7 million produced tons sold as well as the following specific factors:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation costs which decreased $10.0 million primarily reflecting discount rate and claim reserve changes, increased to $9.17 per ton in the 2008 Period from $8.72 per ton in the 2007 Period. This increase of $0.45 per ton represents pay rate and benefit increases, increased health care costs, increased headcount due to capacity expansion and increased regulatory compliance;

•

Material and supplies, and maintenance expenses per ton produced increased 9.5% and 7.3%, respectively, to $9.79 and $3.22 per ton, respectively, in the 2008 Period from $8.94 and $3.00 per ton, respectively, in the 2007 Period. The respective increases of $0.85 and $0.22 per ton produced resulted from increased costs for certain products and services (particularly roof support, power, fuel and other consumables) used in the mining process, as well as reduced productivity and higher compliance costs associated with more stringent regulatory enforcement which also contributed to increased mine administrative expenses;

•	Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $1.9 million as a result of increased tons sold and increased average coal sales prices;

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

•	The 2008 Period benefited from a $1.9 million gain on settlement of claims relating to the Vertical Belt Incident at the ARLP Partnership’s Pattiki mine;

•	The 2007 Period included a $0.8 million reduction in operating expenses as a result of the final insurance settlement of the MC Mining Fire Incident. Please read “–MC Mining Mine Fire” below; and

•

The 2007 Period operating expenses benefited from net gains of $3.6 million realized from the sale of surplus equipment partially offset in part by net gains of $0.8 million realized in the 2008 Period.

General and administrative. General and administrative expenses for the 2008 Period increased to $29.5 million compared to $25.1 million in the 2007 Period. The increase was primarily due to higher salary and benefit costs related to increased staffing levels and higher incentive compensation expense.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services. The 2007 Period also included rental and service fees from third-party coal synfuel facilities. Other sales and operating revenues decreased to $11.9 million for the 2008 Period from $28.6 million for the 2007 Period. The decrease of $16.7 million was primarily attributable to the loss of synfuel-related benefits due to the expiration of the non-conventional synfuel tax credits on December 31, 2007, partially offset by increased revenues from transloading services and MAC and Matrix Design product sales. The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “–Summary.”

Outside purchases. Outside purchases decreased to $14.5 million for the 2008 Period from $17.6 million in the 2007 Period. The decrease of $3.1 million was primarily attributable to a decrease in outside purchases at the ARLP Partnership’s Illinois Basin and Central Appalachian regions, partially offset by increased outside purchases in the Northern Appalachian region to supply attractive opportunities in the spot and export markets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $74.3 million for the 2008 Period from $63.0 million for the 2007 Period. The increase of $11.3 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects, reserve acquisitions and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest, increased to $14.4 million for the 2008 Period from $8.7 million for the 2007 Period. The increase of $5.7 million was principally attributable to increased borrowings under the revolving credit facility in addition to interest expense resulting from the ARLP Partnership’s 2008 Senior Notes, partially offset by reduced interest expense from the ARLP Partnership’s August 2008 principal repayment of $18.0 million on its original senior notes issued in 1999. The 2008 Senior Notes are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income increased to $2.4 million for the 2008 Period from $1.4 million for the 2007 Period. The increase of $1.0 million resulted from increased interest income earned on short-term investments purchased with funds received from the ARLP Partnership’s 2008 Senior Notes, which is discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses each increased to $33.3 million for the 2008 Period compared to $28.4 million for the 2007 Period. The increase of $4.9 million was primarily attributable to a 12.8% increase in average transportation rates on a per ton basis in the 2008 Period compared to the 2007 Period and higher transported coal volumes of 6.8 million tons in the 2008 Period compared to 6.5 million tons in the 2007 Period. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income before income taxes, minority interest and non-controlling interest. Income before income taxes, minority interest and non-controlling interest for the 2008 and 2007 Periods were $107.1 million and $130.1 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax benefit for the 2008 Period was $0.6 million compared to income tax expense of $1.8 million for the 2007 Period. The income tax benefit for the 2008 Period was primarily due to operating losses associated with Matrix Design, a business owned by the ARLP Partnership’s subsidiary, ASI. The 2007 Period income tax expense was impacted by ASI’s receipt of a material amount of income from services the ARLP Partnership provided to a third-party coal synfuel facility, which ceased operations on December 31, 2007 with the expiration of the synfuel tax credits The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “–Summary.”

Minority interest. In March 2006, one of ARLP’s subsidiaries, White County Coal and House entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FIN No. 46R. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net income and net loss was $0.4 million and $0.2 million for the 2008 Period and the 2007 Period, respectively, and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2008 Period Segment Adjusted EBITDA decreased $2.6 million to $222.8 million from the 2007 Period Segment Adjusted EBITDA of $225.5 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Nine Months Ended September 30,
	2008	2007	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$149,824	$154,694	$(4,870)	(3.1)%
Central Appalachia	39,047	46,036	(6,989)	(15.2)%
Northern Appalachia	26,881	24,731	2,150	8.7%
Other and Corporate	7,092	32	7,060	(1)
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (2)	$222,844	$225,493	$(2,649)	(1.2)%

Tons sold
Illinois Basin	15,258	13,550	1,708	12.6%
Central Appalachia	2,522	2,608	(86)	(3.3)%
Northern Appalachia	2,439	2,529	(90)	(3.6)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	20,219	18,687	1,532	8.2%

Coal sales
Illinois Basin	$525,655	$462,423	$63,232	13.7%
Central Appalachia	151,675	144,633	7,042	4.9%
Northern Appalachia	122,713	109,506	13,207	12.1%
Other and Corporate	—	7,084	(7,084)	(1)
Elimination	—	—	—	—

Total coal sales	$800,043	$723,646	$76,397	10.6%

Other sales and operating revenues
Illinois Basin	$876	$21,971	$(21,095)	(96.0)%
Central Appalachia	176	72	104	(1)
Northern Appalachia	3,301	3,195	106	3.3%
Other and Corporate	14,323	6,916	7,407	(1)
Elimination	(6,770)	(3,563)	(3,207)	(90.0)%

Total other sales and operating revenues	$11,906	$28,591	$(16,685)	(58.4)%

Segment Adjusted EBITDA Expense
Illinois Basin	$376,707	$329,700	$47,007	14.3%
Central Appalachia	115,594	110,161	5,433	4.9%
Northern Appalachia	99,133	87,969	11,164	12.7%
Other and Corporate	12,390	13,968	(1,578)	(11.3)%
Elimination	(6,770)	(3,563)	(3,207)	(90.0)%

Total Segment Adjusted EBITDA Expense (3)	$597,054	$538,235	$58,819	10.9%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as income before net interest expense, income taxes, depreciation, depletion and amortization, minority interest and non-controlling interest. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the above explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Nine Months Ended September 30,
	2008	2007
Segment Adjusted EBITDA	$222,844	$225,493

General and administrative	(29,493)	(25,063)
Depreciation, depletion and amortization	(74,297)	(63,022)
Interest expense, net	(11,924)	(7,307)
Income tax (expense) benefit	633	(1,794)
Minority interest (expense)	(396)	230

Income before non-controlling interest	$107,367	$128,537

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, and consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Nine Months Ended September 30,
	2008	2007
Segment Adjusted EBITDA Expense	$597,054	$538,235

Outside purchases	(14,450)	(17,610)
Other income	698	1,189

Operating expense (excluding depreciation, depletion and amortization)	$583,302	$521,814

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased 3.1% to $149.8 million for the 2008 Period from the 2007 Period Segment Adjusted EBITDA of $154.7 million. The decrease of $4.9 million was primarily attributable to the loss of synfuel related benefits and higher operating expenses partially offset by increased coal sales and a $1.9 million gain on settlement of claims relating to the Pattiki Vertical Belt Incident. The increased coal sales in the 2008 Period, which rose by $63.2 million, or 13.7%, to $525.7 million as compared to $462.4 million in the 2007 Period, resulted from increased tons sold of 1.7 million tons. The increased tons sold primarily resulted from increased production capacity at the Elk Creek mine, and increased production at the Warrior and Gibson mines. Other sales and operating revenues decreased $21.1 million, primarily due to the expiration of the non-conventional synfuel-related tax credits on December 31, 2007 and the resulting loss of benefits derived from supplying third-party coal synfuel facilities with coal feedstock and related services. The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “–Summary.” Total Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Period increased 14.3% to $376.7 million from $329.7 million in the 2007 Period. The increase in the 2008 Period Segment Adjusted EBITDA Expense compared to the 2007 Period reflects the impact of the cost increases described above under consolidated operating expenses and costs associated with higher produced tons sold partially offset by the gain on settlement of claims relating to the Pattiki Vertical Belt Incident. The 2007 Period Segment Adjusted EBITDA Expense also benefited from certain favorable operating tax adjustments and net gains on the sale of surplus equipment.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased $7.0 million, or 15.2%, to $39.0 million for the 2008 Period as compared to the 2007 Period Segment Adjusted EBITDA of $46.0 million. This decrease was primarily the result of the net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million in the 2007 Period related to the MC Mining Fire Incident, as compared to a $2.8 million gain recognized in the 2008 Period on settlement of claims from the third-party that provided security services at the time of the fire. Please read “–MC Mining Mine Fire” below. Coal sales for the 2008 and 2007 Periods were $151.7 million and $144.6 million, respectively. The increase of $7.1 million primarily reflects a higher average coal sales price per ton of $60.15 in the 2008 Period as compared to $55.46 in the 2007 Period, an increase of $4.69 per ton, or 8.5%. Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Period increased 4.9% to $115.6 million from $110.2 million in the 2007 Period. The Segment Adjusted EBITDA Expense per ton during the 2008 Period was $45.84, an increase of $3.60 per ton, or 8.5% over the 2007 Period Segment Adjusted EBITDA Expense per ton of $42.24. The increase in Segment Adjusted EBITDA Expense per ton was primarily a result of higher operating expenses associated with regulatory compliance and increased labor expense, as well as other cost increases described above under consolidated operating expenses partially offset by reduced costs associated with lower tons produced sold.

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 8.7% to $26.9 million for the 2008 Period as compared to the 2007 Period Segment Adjusted EBITDA of $24.7 million. The increase in Segment Adjusted EBITDA of $2.2 million was primarily attributable to a higher average sales price of $50.30 per ton during the 2008 Period as compared to $43.30 per ton during the 2007 Period, resulting from higher priced sales in the spot and export markets. Segment Adjusted EBITDA Expense per ton sold during the 2008 Period of $40.64 was an increase of $5.86 per ton, or 16.8%, as compared to $34.78 per ton in the 2007 Period (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in Segment Adjusted EBITDA Expense per ton sold was primarily a result of higher purchased coal expense, lower production in the 2008 Period and increased transportation, power costs, coal transportation costs, water treatment costs and contract mining expenses. The decreased production in the 2008 Period reflects adverse mining conditions and reduced saleable coal recoveries as compared to the 2007 Period.

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, increased to $7.1 million in the 2008 Period primarily due to the $5.2 million gain on sale of non-core coal reserves and increased outside services revenue and product sales in the 2008 Period. The decrease in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects the elimination of coal sales revenue and related operating expenses attributable to non-recurring coal brokerage activity associated with the ICG agreement discussed above under consolidated operating expenses partially offset by increased expenses associated with higher outside services revenue and product sales.

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

Cash Flows

Cash provided by operating activities was $191.3 million for the 2008 Period compared to $209.4 million for the 2007 Period. The decrease in cash provided by operating activities was principally attributable to a decrease in net income.

Net cash used in investing activities was $130.1 million for the 2008 Period compared to $154.9 million for the 2007 Period. The decrease in cash used for investing activities was primarily attributable to proceeds of $7.2 million in the 2008 Period from the sale of coal reserves, as well as $23.5 million decrease in acquisitions of coal reserves and other assets for the 2008 Period compared to the 2007 Period.

Net cash provided by financing activities was $208.2 million for the 2008 Period compared to net cash used in financing activities of $72.1 million for the 2007 Period. The increase in cash provided by financing activities primarily was attributable to the proceeds from the ARLP Partnership’s issuance of the 2008 Senior Notes (see “–Debt Obligations” below) partially offset by repayments on the ARLP Partnership’s revolving credit facility outstanding in the 2008 Period as compared to the 2007 Period and increased distributions paid to AHGP partners and ARLP limited partners included in Non-Affiliate Non-Controlling interest in the 2008 Period.

Capital Expenditures

Capital expenditures increased to $122.9 million in the 2008 Period from $95.0 million in the 2007 Period. The increase of $27.9 million was a result of the ARLP Partnership’s continued growth initiatives related to infrastructure improvements, efficiency projects and expansion of production capacity including the addition of a continuous mining unit at the ARLP Partnership’s Elk Creek mine.

Including capital development for the ARLP Partnership’s River View mine, the ARLP Partnership’s total capital expenditures for 2008 is estimated to be from $220.0 to $240.0 million. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require the ARLP Partnership to incur additional debt or seek additional equity capital. Management anticipates funding short-term capital requirements by a variety of sources, including cash flows from operating activities, cash provided by the ARLP Partnership’s issuance of the 2008 Senior Notes (see “–Debt Obligations” below) and borrowings available under the ARLP Partnership’s revolving credit facility. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows, and sources of financing, it does not expect to experience any significant liquidity constraints in the foreseeable future. However, to the extent that operating cash flow is materially lower than anticipated or terms for external financing sources become less favorable, including increases in interest rates, future liquidity may be adversely affected. Please see “Part II, Item 1A. Risk Factors” below.

Debt Obligations

AHGP Partnership

We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”) which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Joseph W. Craft, III, Chairman, President and Chief Executive Officer of AGP. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At

September 30, 2008, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

ARLP Partnership

Credit Facility. On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For LIBOR borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At September 30, 2008, the ARLP Partnership had $27.1 million of letters of credit outstanding with $122.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility at September 30, 2008. The ARLP Partnership incurs a commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., holds a 5%, or $7.5 million, commitment in the $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions including Lehman with no individual institution representing more than 11.3% of the $150 million revolving credit facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October, 2008. Although the ARLP Partnership has not made any borrowing requests since the bankruptcy filing by Lehman, the ARLP Partnership does not know if Lehman could, or would, fund its share of the commitment if requested. The obligations of the lenders under the ARLP Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

Senior Notes. The Intermediate Partnership has $108.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in six remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”).

Series A Senior Notes. On June 26, 2008, the Intermediate Partnership entered into a Note Purchase Agreement (the “2008 Note Purchase Agreement”) with a group of institutional investors in a private placement offering. The Intermediate Partnership issued $205.0 million of Series A Senior Notes, which bear interest at 6.28% and mature on June 26, 2015 with interest payable semi-annually.

Series B Senior Notes. On June 26, 2008, the Intermediate Partnership issued under the 2008 Note Purchase Agreement $145.0 million of Series B Senior Notes, which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

The proceeds from the 2008 Senior Notes were used to repay $21.5 million outstanding under the ARLP Credit Facility and pay expenses associated with the offering of the 2008 Senior Notes. The remaining proceeds will be used to fund the development of the River View and Tunnel Ridge mining complexes (currently estimated to be $250 to $275 million and $265 to $285 million, respectively, over the 2008-2010 time frame) and for other general working capital requirements. The ARLP Partnership incurred debt issuance costs of approximately $1.7 million associated with the 2008 Senior Notes, which have been deferred and will be amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2008.

Other. The ARLP Partnership maintains agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At September 30, 2008, the ARLP Partnership had $29.0 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

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

During August 2008, an affiliated entity controlled by Mr. Craft contributed to us 25,898 of our common units valued at approximately $0.6 million at the time of contribution and $0.8 million of cash (collectively, the “Contribution”) for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon receipt of the Contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to ARLP’s subsidiary Alliance Coal. Concurrent with this contribution Alliance Coal distributed the 25,898 common units of AHGP to certain employees and recognized $1.4 million in compensation expense. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the Contribution, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

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

Other

Insurance

During September 2008, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2008. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, the ARLP Partnership has elected to retain a participating interest in its commercial property insurance program at an average rate of approximately 14.7% in the overall $75.0 million of coverage, representing 22% of the primary $50.0 million layer. The ARLP Partnership does not participate in the second layer of $25.0 million in excess of $50.0 million.

The 14.7% participation rate for this year’s renewal is consistent with the ARLP Partnership’s prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence, of which, as a result of its participation, the ARLP Partnership is responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which, as a result of its level of participation in the commercial property program, could have a material adverse effect on the ARLP Partnership’s business, financial condition, results of operations and ability to purchase property insurance in the future.

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

As of September 30, 2008, the estimated fair value of the ARLP Senior Notes and the 2008 Senior Notes was approximately $467.1 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2008. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of September 30, 2008. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended September 30, 2008, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	unavailability of financing resulting in unanticipated liquidity restraints; and

•	other factors, including those discussed in Part II. Item 1A. “Risk Factors” and Item 1. “Legal Proceedings.”

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

Completion of growth projects and future expansion could require significant amounts of financing which may not be available to the ARLP Partnerships on acceptable terms, or at all.

The ARLP Partnership plans to fund capital expenditures for its current growth projects with existing cash balances, future cash flow from operations and borrowings under its revolving credit facility. The ARLP Partnership’s funding plans may, however, be negatively impacted by numerous factors including higher than anticipated capital expenditures or lower than expected cash flow from operations. In addition, the ARLP Partnership may be unable to refinance its current revolving credit facility when it expires or obtain adequate funding prior to expiry because the ARLP Partnership’s lending counterparties may be unwilling or unable to meet their funding obligations. Furthermore, additional growth projects and expansion opportunities may develop in the future which could also require significant amounts of financing. Consequently, completion of growth projects and future expansion could require significant amounts of financing which may not be available to the ARLP Partnership on acceptable terms or in the proportions that it expects, or at all.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

The cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. The cost of obtaining money from the credit markets generally has also increased as many lenders and institutional investors have raised interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to expiring terms and, in some cases, reduced or ceased to provide funding to borrowers under existing facilities.

The credit market and debt and equity capital market conditions discussed above could negatively impact the ARLP Partnership’s credit ratings or its ability to remain in compliance with the financial covenants under its revolving credit agreement which could have a material adverse effect on the ARLP Partnership’s financial condition, results of operations and cash flows. If the ARLP Partnership is unable to finance its growth and future expansions as expected, it could be required to seek alternative financing, the terms of which may not be attractive to it, or to revise or cancel its plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1**	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 7, 2008.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer