Form 10-K
period 2008-12-31
Alliance Holdings GP, L.P.
filed 2009-03-06
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

(918) 295-1415

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: Common Units representing limited partner interests

Title of Each Class	Name of Each Exchange On Which Registered
Common Units	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers, all current and former employees who comprise a group under Rule 13d-5(b) of the Securities Exchange Act of 1934 and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $366,349,369 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on the NASDAQ Stock Market, LLC on such date.

As of February 27, 2009, 59,863,000 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and the ARLP Partnership’s ability to respond to the competition;

•	sustained decreases in coal prices, which could adversely affect the ARLP Partnership’s operating results and cash flows;

•	risks associated with the ARLP Partnership’s expansion of its operations and properties;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	liquidity constraints, including those resulting from the cost or unavailability of financing due to current credit market conditions;

•	customer bankruptcies or cancellations or breaches to existing contracts;

•	customer delays or defaults in making payments;

•

fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations, including those related to carbon emissions, and other factors;

•	legislation, regulatory and court decisions and interpretations thereof, including but not limited to issues related to climate change and miner health and safety;

•	the ARLP Partnership’s productivity levels and its margins earned on coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining the ARLP Partnership’s surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	coal market’s share of electricity generation;

•	prices of fuel that compete with or impact coal usage, such as oil or natural gas;

•	replacement of coal reserves;

•	a loss or reduction of direct or indirect benefits from certain state and federal tax credits;

•

difficulty obtaining commercial property insurance, and risks associated with the ARLP Partnership’s participation (excluding any applicable deductible) in its commercial insurance property program; and

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

ii

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

General

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP”. We own, directly and indirectly, 100% of the members’ interest in MGP, the managing general partner of ARLP. We completed our initial public offering (“IPO”) in May 2006.

Currently, our only cash-generating assets are our ownership interests in ARLP, which consist of the following:

•	a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP;

•	the incentive distribution rights (“IDRs”) in ARLP;

•	15,544,169 common units of ARLP, representing approximately 42.5% of the common units of ARLP as of December 31, 2008; and

•	a 0.001% managing interest in Alliance Coal, which we hold through our 100% ownership interest in MGP.

We are owned 100% by our limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP and a Director and President and Chief Executive Officer of MGP.

The following diagram depicts our organization and ownership as of December 31, 2008:

Alliance Resource GP, LLC
(ARLP's Special General Partner or "SGP")
20,641,168 AHGP Units
Management Group
26,894,955 AHGP Units
Alliance GP, LLC
(AHGP's General Partner or "AGP")
34.48% Limited Partner Interest
44.93% Limited Partner Interest
Non-Economic Interest
Alliance Holdings GP, L.P.
(NASDAQ: AHGP)
(59,863,000 Common Units)
15,544,169 ARLP units
Public Unitholders
12,326,877 AHGP Units
20.59% Limited Partner Interest
100% Interest
ARM GP Holdings, Inc.
99.999% Interest
0.001% Interest
Alliance Resource Management GP, LLC
(ARLP's Managing General Partner or "MGP")
ARLP Incentive Distribution Rights
Public Unitholders
21,069,289 ARLP Units
57.0% Limited Partner Interest
42.0% Limited Partner Interest
0.01% General Partner Interest
Alliance Resource Partners, L.P.
(NASDAQ: ARLP)
36,613,458 Common Units
0.99% General Partner Interest
98.9899% Limited Partnership Interest
0.01% General Partner Interest
1.0001% General Partner Interest
Alliance Resource Operating Partners, L.P.
(the Intermediate Partnership)
99.999% Non-managing Interest
Alliance Resource Properties, LLC
(Land holding company)
100% Interest
Alliance Coal, LLC
(the Holding Company for Operations)
(formerly MAPCO Coal Inc.)
0.001% Managing Interest

(1)	The Management Group is comprised of current and former members of management, who are the former indirect owners of MGP, and their affiliates.

(2)	The units held by SGP and most of the units held by the Management Group are subject to a transfer restriction agreement that, subject to a number of exceptions (including certain transfers by Mr. Craft in which the other parties to the agreement are entitled or required to participate), prohibits the transfer of such units unless approved by a majority of the disinterested members of the board of directors of AGP pursuant to certain procedures set forth in the agreement.

Our primary business objective is to increase our cash distributions to our unitholders by actively assisting ARLP in executing its business strategy. ARLP’s business strategy is to create sustainable, capital-efficient growth in distributable cash flow to maximize its distribution to its unitholders.

The ARLP Partnership is a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become what it believes to be the fifth largest coal producer in the eastern U.S. At December 31, 2008, the ARLP Partnership had approximately 686.3 million tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. In 2008, the ARLP Partnership produced 26.4 million tons of coal and sold 27.2 million tons of coal, of which 26.5% was low-sulfur coal, 11.0% was medium-sulfur coal and 62.5% was high-sulfur coal. In 2008, the ARLP Partnership sold 90.0% of its total tons to utility plants. The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

The ARLP Partnership operates eight mining complexes in Illinois, Indiana, Kentucky, Maryland, and West Virginia. The ARLP Partnership is constructing two new mining complexes, one in Kentucky and one in West Virginia, and also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. The ARLP Partnership’s mining activities are conducted in three geographic regions commonly referred to in the coal industry as the Illinois Basin, Central Appalachian and Northern Appalachian regions. The ARLP Partnership has grown historically, and expects to grow in the future, through expansion of its operations by adding and developing mines and coal reserves in these regions.

Our internet address is www.ahgp.com, and we make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and Forms 3, 4 and 5 for our Section 16 filers (and amendments and exhibits, such as press releases, to such filings) as soon as reasonably practicable after we electronically file with or furnish such material to the U.S. Securities and Exchange Commission (“SEC”). Information on our website or any other website is not incorporated by reference into this report and does not constitute a part of this report.

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Mining Operations

The ARLP Partnership produces a diverse range of steam coals with varying sulfur and heat contents, which enables it to satisfy the broad range of specifications required by its customers. The following chart summarizes the ARLP Partnership’s coal production by region for the last five years.

	Year Ended December 31,
Regions and Complexes	2008	2007	2006	2005	2004
	(tons in millions)
Illinois Basin:
Dotiki, Warrior, Pattiki, Hopkins and Gibson complexes	20.3	17.9	16.9	15.7	13.6
Central Appalachian:
Pontiki and MC Mining complexes	3.2	3.2	3.5	3.3	3.6
Northern Appalachian:
Mettiki complex	2.9	3.2	3.3	3.3	3.2

Total	26.4	24.3	23.7	22.3	20.4

The following map shows the location of the ARLP Partnership’s mining complexes:

Illinois Basin Operations

The ARLP Partnership’s Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. The ARLP Partnership has approximately 2,025 employees in the Illinois Basin and currently operates five mining complexes and has one mining complex under construction.

Dotiki Complex. The ARLP Partnership’s subsidiary, Webster County Coal, LLC (“Webster County Coal”), operates Dotiki, which is an underground mining complex located near the city of Providence in Webster County, Kentucky. The complex was opened in 1966, and was purchased by the ARLP Partnership in 1971. The Dotiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Dotiki’s preparation plant has throughput capacity of 1,300 tons of raw coal an hour. Coal from the Dotiki complex is shipped via the CSX Transportation, Inc. (“CSX”) and Paducah & Louisville Railway, Inc. (“PAL”) railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) transloading facility, for sale to customers capable of receiving barge deliveries.

Warrior Complex. The ARLP Partnership’s subsidiary, Warrior Coal, LLC (“Warrior”), operates the Cardinal mine, an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky. The Warrior complex was opened in 1985 and acquired by the ARLP Partnership in February 2003. Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Warrior’s preparation plant has throughput capacity of 600 tons of raw coal an hour. Warrior is currently constructing a new preparation plant, which is expected to be operational in the first quarter of 2009 and will have throughput capacity of 1,200 tons of raw coal an hour. Warrior’s production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries.

Pattiki Complex. The ARLP Partnership’s subsidiary, White County Coal, LLC (“White County Coal”), operates Pattiki, an underground mining complex located near the city of Carmi in White County, Illinois. The ARLP Partnership began construction of the complex in 1980 and has operated it since its inception. The Pattiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. The preparation plant has throughput capacity of 1,000 tons of raw coal an hour. Coal from the Pattiki complex is shipped via the Evansville Western Railway, Inc. (“EVW”) railroad directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries.

Hopkins Complex. The Hopkins complex, which the ARLP Partnership acquired in January 1998, is located near the city of Madisonville in Hopkins County, Kentucky. It is operated by the ARLP Partnership’s subsidiary, Hopkins County Coal, LLC (“Hopkins County Coal”). During 2006, Hopkins County Coal ceased production from its Newcoal surface mine, which is being reclaimed, and began operations at its Elk Creek underground mine using continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Coal produced from the Elk Creek mine is processed and shipped through Hopkins County Coal’s preparation plant, which has throughput capacity of 1,200 tons of raw coal an hour. Elk Creek’s production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries.

Gibson Complex. The ARLP Partnership’s subsidiary, Gibson County Coal, LLC (“Gibson County Coal”), operates the Gibson mine, an underground mining complex located near the city of Princeton in Gibson County, Indiana. The mine began production in November 2000 and utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has throughput capacity of 700 tons of raw coal an hour. We refer to the reserves mined at this location as the “Gibson North” reserves. The ARLP Partnership also controls undeveloped reserves in Gibson County that are not contiguous to the reserves currently being mined, which we refer to as the “Gibson South” reserves. See Gibson South Reserves discussed below.

Production from Gibson is low-sulfur coal that is either shipped by truck on U.S. and state highways or transported by rail on CSX and Norfolk Southern Railway Company (“NS”) railroads directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries.

River View Complex. In April 2006, the ARLP Partnership acquired River View Coal, LLC (“River View”) from Alliance Resource Holdings, Inc. (“ARH”). River View currently controls, through coal leases or direct ownership, approximately 105.4 million tons of proven and probable high-sulfur coal in the Kentucky No. 7, No. 9 and No. 11 coal seams underlying properties located primarily in Union County, Kentucky, as well as certain surface properties, facilities and permits. In July 2007, construction of a slope and shaft began at River View and, in April 2008, the board of directors of MGP (the “MGP Board of Directors”) gave final approval for development of the entire mining complex. River View is being developed as an underground mining complex with the capacity for up to eight continuous mining units employing room-and-pillar mining techniques. Capital expenditures required to develop the River View mine are estimated to range from approximately $250 to $275 million for an eight unit operation, excluding capitalized interest and capitalized mine development costs. (For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.”) River View’s preparation plant will have throughput capacity of 1,800 tons of raw coal per hour. Coal produced from the River View mine will be transported by overland belt to a barge loading facility on the Ohio River (mile marker 843). Initial production is expected to commence in the second half of 2009. Annual production capacity of the River View mine is expected to be approximately 6.4 million tons.

Gibson South Reserves. The ARLP Partnership has partially completed the permitting process for the Gibson South reserves and it continues to evaluate development of the project. (For more information on the permitting process, and matters that could hinder or delay the process, please read “—Regulation and Laws—Mining Permits and Approvals.”) Development of the project continues to be market dependent, and its timing is open-ended pending sufficient coal sales commitments to support the project. The ARLP Partnership expects the mine to be operated by its subsidiary, Gibson County Coal (South), LLC (“Gibson South”) and expects the mine to be developed as an underground mining complex using continuous mining units employing room-and-pillar techniques, with an annual production capacity of approximately 3.0 million to 3.5 million tons. Definitive development commitment for Gibson South is dependent upon final approval by the MGP Board of Directors.

Central Appalachian Operations

The ARLP Partnership’s Central Appalachian mining operations are located in eastern Kentucky and have approximately 530 employees operating two mining complexes.

Pontiki Complex. The Pontiki complex is located near the city of Inez in Martin County, Kentucky. The ARLP Partnership constructed the mine in 1977. Its subsidiary, Pontiki Coal, LLC (“Pontiki”), owns the mining complex and controls the reserves, and its subsidiary, Excel Mining, LLC (“Excel”), conducts all mining operations. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has throughput capacity of 900 tons of raw coal an hour. Coal produced in 2008 remained low sulfur, but does not meet the compliance requirements of Phase II of the Federal Clean Air Act (“CAA”) (see “—Regulation and Laws—Air Emissions” below). Coal produced from the mine is shipped via the NS railroad directly to customers or to various transloading facilities on the Ohio River for sale to customers capable of receiving barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for shipment to customers capable of receiving barge deliveries.

MC Mining Complex. The MC Mining complex is located near the city of Pikeville in Pike County, Kentucky. The ARLP Partnership acquired the mine in 1989. Its subsidiary, MC Mining, LLC (“MC Mining”), owns the mining complex and leases the reserves, and Excel conducts all mining operations. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has throughput capacity of 1,000 tons of raw coal an hour. Substantially all of the coal produced at MC Mining in 2008 met or exceeded the compliance requirements of Phase II of the CAA. Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for sale to customers capable of receiving barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for shipment to customers capable of receiving barge deliveries.

Northern Appalachian Operations

The ARLP Partnership’s Northern Appalachian mining operations employ approximately 240 employees and are located in Maryland and West Virginia. The ARLP Partnership operates one mining complex and has one mining complex under construction in Northern Appalachia. It also controls undeveloped reserves in West Virginia and Pennsylvania.

Mettiki (MD) Operation. The ARLP Partnership’s subsidiary, Mettiki Coal, LLC (“Mettiki (MD)”), previously operated an underground longwall mine located near the city of Oakland in Garrett County, Maryland. Underground longwall mining operations ceased at this mine in October 2006 upon the exhaustion of the economically mineable reserves, and the longwall mining equipment was moved from the Mettiki (MD) operation to the operation of the ARLP Partnership’s subsidiary, Mettiki Coal (WV), LLC (“Mettiki (WV)”) (discussed below). Medium-sulfur coal produced from two small-scale third-party mining operations (a surface strip mine and an underground mine) on properties controlled by Mettiki (MD) and another subsidiary of the ARLP Partnership, Backbone Mountain, LLC, supplements the Mettiki (WV) production, providing blending optimization and allowing the operation to take advantage of market opportunities as they arise.

The ARLP Partnership’s Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal an hour. A portion of the Mettiki (WV) production is transported to this preparation plant for processing and then trucked to a blending facility at the Virginia Electric and Power Company (“VEPCO”) Mt. Storm Power Station. The preparation plant also is served by the CSX railroad, providing the opportunity to capitalize on the metallurgical coal market.

Mettiki (WV) Operation. In July 2005, Mettiki (WV) began continuous miner development of the Mountain View mine located in Tucker County, West Virginia. Upon completion of mining at the Mettiki (MD) longwall operation, the longwall mining equipment was moved to the Mountain View mine and put into operation in November 2006. The Mountain View mine produces medium-sulfur coal which is transported by truck either to the Mettiki (MD) preparation plant (which is served by CSX) or to the coal blending facility at the VEPCO Mt. Storm Power Station.

Tunnel Ridge Complex. The ARLP Partnership’s subsidiary, Tunnel Ridge, LLC (“Tunnel Ridge”), controls, through a coal lease agreement with SGP, approximately 70.5 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 coal seam in West Virginia and Pennsylvania. An underground mining permit was issued by the West Virginia Department of Environmental Protection on February 12, 2007, and Tunnel Ridge either has received or has applications pending for all permits necessary to conduct operations. (For more information on the permitting process, and matters that could hinder or delay the process, please read “—Regulation and Laws – Mining Permits and Approvals.”) In September of 2008, the MGP Board of Directors gave final approval for development of the reserves, and Tunnel Ridge has begun construction of the mining complex, which will be an underground, longwall mine. Capital expenditures required for development are estimated to be in the range of approximately $265 million to $285 million, excluding capitalized interest and capitalized mine development costs. (For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies.”) Tunnel Ridge expects to begin longwall mining operations in the second half of 2010 or in 2011, and expects annual production capacity of the mine to ultimately reach approximately 5.5 to 6.0 million tons.

Penn Ridge. The ARLP Partnership’s subsidiary, Penn Ridge Coal, LLC (“Penn Ridge”), is party to a coal lease agreement effective December 31, 2005 with Allegheny Pittsburgh Coal Company (“Allegheny”), pursuant to which Penn Ridge leases Allegheny’s Buffalo coal reserve in Washington County, Pennsylvania, which is estimated to include approximately 56.7 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 seam. The ARLP Partnership has initiated the permitting process for the Buffalo coal reserves and continues to evaluate development. (For more information on the permitting process, and matters that could hinder or delay the process, please read “—Regulation and Laws – Mining Permits and Approvals.”) Development of the project continues to be market dependent, and its timing is open-ended pending sufficient coal sales commitments to support the project. It is expected that these reserves will be developed as an underground mining complex using either continuous mining units employing room-and-pillar techniques, longwall mining, or both. The annual production capacity of the Penn Ridge mine is expected to be approximately 2.5 to 3.0 million tons utilizing continuous mining units or up to 5.0 million tons with longwall mining. Definitive development commitment for Penn Ridge is dependent upon final approval by the MGP Board of Directors.

Other Operations

Mt. Vernon Transfer Terminal, LLC

The ARLP Partnership’s subsidiary, Mt. Vernon, leases land and operates a coal loading terminal on the Ohio River (mile marker 827.5) at Mt. Vernon, Indiana. Coal is delivered to Mt. Vernon by both rail and truck. The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons. During 2008, the terminal loaded approximately 2.2 million tons for customers of Pattiki, Gibson and Elk Creek and for third-parties.

Coal Brokerage

As markets allow, the ARLP Partnership buys coal from non-affiliated producers principally throughout the eastern U.S., which it then resells. It has a policy of matching its outside coal purchases and sales to minimize market risks associated with buying and reselling coal. There were no transactions in 2008 classified as brokerage coal in our financial results.

Matrix Design Group, LLC

The ARLP Partnership’s subsidiaries, Matrix Design Group, LLC and Alliance Design Group, LLC (collectively, “MDG”), provide a variety of mine products and services for the ARLP Partnership’s mining operations and to unrelated parties. The ARLP Partnership acquired this business in September 2006. MDG’s products and services include design and installation of underground mine hoists for transporting employees and materials in and out of mines; design of systems for automating and controlling various aspects of industrial and mining environments; and design and sale of mine safety equipment, including its miner and equipment tracking system. In 2008, our financial results were not significantly impacted by MDG’s activities.

Additional Services

The ARLP Partnership develops and markets additional services in order to establish itself as the supplier of choice for its customers. Examples of the kind of services it has offered to date include ash and scrubber sludge removal, coal yard maintenance and arranging alternate transportation services. Revenues from these services have historically represented less than one percent of the ARLP Partnership’s total revenues. In addition, the ARLP Partnership’s affiliate, Mid-America Carbonates, LLC (“MAC”), a joint venture in which White County Coal participates, manufactures and sells rock dust to the ARLP Partnership’s mining operations and to unrelated parties. In 2008, our financial results were not significantly impacted by MAC’s business. Please read “Item 8. Financial Statements and Supplementary Data – Note 18. Minority Interest.”

Reportable Segments

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Segment Information under “Item 8. Financial Statements and Supplementary Data – Note 22. Segment Information” for information concerning our reportable segments.

Synfuel Facilities

For several years, three of the ARLP Partnership’s mining complexes – the Warrior Complex and the Gibson Complex in the Illinois Basin Region and the Mettiki Complex in the Northern Appalachian Region – supplied coal feedstock and provided services to third-party coal synfuel facilities located at or near these complexes. The ARLP Partnership’s agreements with those third-parties terminated on December 31, 2007 coincident with the expiration of the federal non-conventional source fuel tax credit and, as a result, it no longer supplies feedstock or provides services to those facilities. In 2007, the incremental net income benefit to the ARLP Partnership from these synfuel-related agreements was approximately $28.5 million.

Coal Marketing and Sales

As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers. These arrangements are mutually beneficial to the ARLP Partnership and its customers in that they provide greater predictability of sales volumes and sales prices. In 2008, approximately 94.8% and 98.9% of the ARLP Partnership’s sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with maturities ranging from 2009 to 2023. The ARLP Partnership’s total nominal commitment under significant long-term contracts for existing operations was approximately 106.3 million tons at December 31, 2008, and is expected to be delivered as follows: 26.0 million tons in 2009, 25.3 million tons in 2010, 22.9 million tons in 2011, and 32.1 million tons thereafter during the remaining terms of the relevant coal supply agreements. The total commitment of coal under contract is an approximate number because, in some instances, the contracts contain provisions that could cause the nominal total commitment to increase or decrease by as much as 20%. The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow the ARLP Partnership to balance its sales commitments with prospective production capacity. In addition, the nominal total commitment can otherwise change because of reopener provisions contained in certain of these long-term contracts.

The provisions of long-term contracts are the results of both bidding procedures and extensive negotiations with each customer. As a result, the provisions of these contracts vary significantly in many respects, including, among others, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, coal qualities and quantities. Virtually all of the ARLP Partnership’s long-term contracts are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to reflect changes in specified price indices or items such as taxes, royalties or actual production costs. These provisions, however, may not assure that the contract price will reflect every change in production or other costs. Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can lead to early termination of a contract. Some of the long-term contracts also permit the contract to be reopened for renegotiation of terms and conditions other than the pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract. The long-term contracts typically stipulate procedures for transportation of coal, quality control, sampling and weighing. Most contain provisions requiring the ARLP Partnership to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility and other qualities. Failure to meet these specifications can result in economic penalties or termination of the contracts. While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location. Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.

Reliance on Major Customers

The ARLP Partnership’s four largest customers in 2008 were VEPCO, Louisville Gas and Electric Company, Tennessee Valley Authority and Seminole Electric Cooperative, Inc. During 2008, it derived approximately 46.8% of its total revenues from these four customers and at least 10.0% of its total revenues from each of the four. For more information about these customers, please read “Item 8. Financial Statements and Supplementary Data—Note 21. Concentration of Credit Risk and Major Customers.”

Competition

The coal industry is intensely competitive. The most important factors on which the ARLP Partnership competes are coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply. The ARLP Partnership’s principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., Foundation Coal Holdings, Inc., International Coal Group, Inc., James River Coal Company, Massey Energy Company, Murray Energy, Inc., Patriot Coal Corporation and Peabody Energy Corp. Some of these coal producers are larger and have greater financial resources and larger reserve bases than the ARLP Partnership. The ARLP Partnership also competes directly with a number of smaller producers in the Illinois Basin, Central Appalachian and Northern Appalachian regions. As the price of domestic coal increases, the ARLP Partnership may also begin to compete with companies that produce coal from one or more foreign countries.

Additionally, coal competes with other fuels such as petroleum, natural gas, nuclear energy and renewable energy sources for electrical power generation. Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel.

Transportation

The ARLP Partnership’s coal is transported to its customers by rail, truck and barge. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 6.0% to 65.0% of the total delivered cost of a customer’s coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. The ARLP Partnership believes its mines are located in favorable geographic locations that minimize transportation costs for its customers, and in many cases it is able to accommodate transportation options. Typically, the ARLP Partnership’s customers pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry. Approximately 71.1% of the ARLP Partnership’s 2008 sales volume was initially shipped from the mines by rail, with the remainder leaving the mines by truck. In 2008, the largest volume transporter of the ARLP Partnership’s coal shipments was CSX, which moved approximately 37.1% of the ARLP Partnership’s tonnage over its rail system. The practices of, and rates set by, the transportation company serving a particular mine or customer may affect, either adversely or favorably, the ARLP Partnership’s marketing efforts with respect to coal produced from the relevant mine.

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

The ARLP Partnership is committed to conducting mining operations in compliance with applicable federal, state and local laws and regulations. However, because of the extensive and detailed nature of these regulatory requirements, it is extremely difficult for the ARLP Partnership and other underground coal mining companies in particular, as well as the coal industry in general, to comply with all requirements at all times. None of the ARLP Partnership’s violations to date has had a material impact on its operations or financial condition. While it is not possible to quantify all of the costs of compliance with applicable federal and state laws and associated regulations, those costs have been and are expected to continue to be significant. Compliance with these laws and regulations has substantially increased the cost of coal mining for domestic coal producers.

Capital expenditures for environmental matters have not been material in recent years. The ARLP Partnership has accrued for the present value of the estimated cost of asset retirement obligations and mine closings, including the cost of treating mine water discharge, when necessary. The accruals for asset retirement obligations and mine closing costs are based upon permit requirements and the costs and timing of asset retirement obligations and mine closing procedures. Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if the ARLP Partnership later determined these accruals to be insufficient.

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

As is typical in the coal industry, the ARLP Partnership strives to obtain mining permits within a time frame that allows it to mine reserves as planned on an uninterrupted basis. Typically, the ARLP Partnership commences actions to obtain permits between 18 and 24 months before it plans to mine a new area. In the ARLP Partnership’s experience, permits generally are approved within 12 to 18 months after a completed application is submitted, although regulatory authorities exercise considerable discretion in the timing and scope of permit issuance and the public has rights to engage in the permitting process, including intervention in the courts, which can cause delay. Generally, the ARLP Partnership has not experienced material difficulties in obtaining mining permits in the areas where its reserves are located. However, the permitting process for certain mining operations has extended over several years and we cannot assure you that the ARLP Partnership will not experience difficulty or delays in obtaining mining permits in the future.

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

Two townships in Pennsylvania, Donegal and Blaine, enacted ordinances that purport to prohibit all coal mining activities within the townships, invalidate mining permits issued by any state or federal government entity, and, in some instances, require divestiture of all currently held coal property interests. Some of the coal reserves of Tunnel Ridge and Penn Ridge are located within these townships. The ARLP Partnership believes these ordinances violate several provisions of the U.S. Constitution and the Pennsylvania Constitution as well as federal and state mining laws. The ARLP Partnership, along with other affected parties, initiated legal action in April 2008 seeking to have the Donegal ordinances invalidated. The Donegal Township subsequently rescinded its ordinances. In October 2008, the ARLP

Partnership, along with other affected parties, initiated legal action seeking to have the Blaine ordinances invalidated. The ARLP Partnership believes this litigation also will be successful. However, in the event it is not and Blaine’s ordinances are not repealed, these ordinances would prevent mining the ARLP Partnership’s properties within the Blaine Township which could adversely affect its results of operation and financial condition.

Mine Health and Safety Laws

Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act of 1969 (“CMHSA”) was adopted. The Federal Mine Safety and Health Act of 1977 (“FMSHA”), and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards of the CMHSA, and imposed extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters. The Mine Safety and Health Administration (“MSHA”) monitors and rigorously enforces compliance with these federal laws and regulations. In addition, as part of the FMSHA, the Federal Black Lung Benefits Act (“BLBA”) requires payments of benefits by all businesses that conduct current mining operations to coal miners with black lung disease and to some survivors of miners who die from this disease. Most of the states where the ARLP Partnership operates also have state programs for mine safety and health regulation and enforcement. In combination, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and rigorous system for protection of employee safety and health affecting any segment of any industry, and this regulation has a significant effect on the ARLP Partnership’s operating costs. Although many of the requirements primarily impact underground mining, the ARLP Partnership’s competitors in all of the areas in which it operates are subject to the same laws and regulations.

In 2006, the Federal Mine Improvement and New Emergency Response Act of 2006 (“MINER Act”) was enacted. The MINER Act significantly amended the FMSHA, imposing more extensive and stringent compliance standards, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, MSHA has issued new or more stringent rules and policies on a variety of topics, including:

•	sealing off abandoned areas of underground coal mines;

•	mine safety equipment, training and emergency reporting requirements;

•	substantially increased civil penalties for regulatory violations;

•	training and availability of mine rescue teams;

•	underground “refuge alternatives” capable of sustaining trapped miners in the event of an emergency;

•	flame-resistant conveyor belt, fire prevention and detection, and use of air from the belt entry; and

•	post-accident two-way communications and electronic tracking systems.

Subsequent to passage of the MINER Act, Illinois, Kentucky, Pennsylvania and West Virginia have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Other states may pass similar legislation in the future. Also, there is pending federal legislation that would impose additional safety and health requirements on coal mining. Although the ARLP Partnership is unable to quantify the full impact, implementing and complying with these new laws and regulations have and are expected to continue to have an adverse impact on its results of operation and financial position.

Black Lung Benefits Act

The BLBA levies a tax on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. For miners last employed as miners after 1969 and who are determined to have contracted black lung, the ARLP Partnership self-insures the potential cost of compensating such miners using its actuary estimates of the cost of present and future claims. The ARLP Partnership is also liable under state statutes for black lung claims.

Revised BLBA regulations took effect in January 2001, relaxing the stringent award criteria established under previous regulations and thus potentially allowing more new federal claims to be awarded and allowing previously denied claimants to re-file under the revised criteria. These regulations may also increase black lung related medical costs by broadening the scope of conditions for which medical costs are reimbursable, and increase legal costs by shifting more of the burden of proof to the employer. Moreover, Congress and state legislatures regularly consider various items of black lung legislation that, if enacted, could adversely affect our business, financial condition, and results of operation.

Workers’ Compensation

The ARLP Partnership is required to compensate employees for work-related injuries. Several states in which it operates consider changes in workers’ compensation laws from time to time. The ARLP Partnership generally self-insures this potential expense using its actuary estimates of the cost of present and future claims. For more information concerning the ARLP Partnership’s requirement to maintain bonds to secure its workers’ compensation obligations, see the discussion of surety bonds below under “—Surface Mining Control and Reclamation Act.”

Coal Industry Retiree Health Benefits Act

The Federal Coal Industry Retiree Health Benefits Act (“CIRHBA”) was enacted to fund health benefits for some United Mine Workers of America retirees. CIRHBA merged previously established union benefit plans into a single fund into which “signatory operators” and “related persons” are obligated to pay annual premiums for beneficiaries. CIRHBA also created a second benefit fund for miners who retired between July 21, 1992 and September 30, 1994, and whose former employers are no longer in business. Because of the ARLP Partnership’s union-free status, it is not required to make payments to retired miners under CIRHBA, with the exception of limited payments made on behalf of predecessors of MC Mining. However, in connection with the sale of the coal assets acquired by ARH in 1996, MAPCO Inc., now a wholly-owned subsidiary of The Williams Companies, Inc., agreed to retain, and be responsible for, all liabilities under CIRHBA.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The Abandoned Mine Lands Tax was set to expire June 30, 2006; however, on December 20, 2006, then President Bush signed into law the “Tax Relief and Health Care Act of 2006,” which, among other things, extended the Abandoned Mine Reclamation Fund provisions until September 30, 2021. This new law also reduced the tax for surface-mined and underground-mined coal to $0.315 per ton and $0.135 per ton, respectively, beginning in the fourth quarter 2007 through 2012. In fiscal years 2013 through 2021, the tax for surface-mined and underground-mined coal will be reduced to $0.28 per ton and $0.12 per ton, respectively. The ARLP Partnership has accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage (“AMD”) control on a statewide basis.

Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators and other third-parties can be imputed to other companies that are deemed, according to the regulations, to have “owned” or “controlled” the third-party violator. Sanctions against the “owner” or “controller” are quite severe and can include being blocked from receiving new permits and having any permits that have been issued since the time of the violations revoked or, in the case of civil penalties and reclamation fees, since the time those amounts became due. The ARLP Partnership is not aware of any currently pending or asserted claims against it relating to the “ownership” or “control” theories discussed above. However, it cannot assure you that such claims will not be asserted in the future.

Federal and state laws require bonds to secure the ARLP Partnership’s obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to pay certain black lung claims, and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for the ARLP Partnership and for its competitors to secure new surety bonds without the posting of partial collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable. It is possible that surety bonds issuers may refuse to renew bonds or may demand additional collateral upon those renewals. The ARLP Partnership’s failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on it. In addition, bonding requirements in some states have become more onerous. For example, West Virginia’s bonding system requires coal companies to post site-specific bonds in an amount up to $5,000.00 per acre and imposes a per-ton tax on mined coal, currently set at $0.07/ton, which is paid to the West Virginia Special Reclamation Fund (“SRF”). The taxes were increased by $0.074 per ton in 2008 for a one-year period. An environmental group has claimed the SRF is underfunded and that the one-year increase does not solve the underfunding, and that the Federal Office of Surface Mining (“OSM”) has an obligation under SMCRA to ensure the SRF funds are increased to cover the supposed shortfall. See The West Virginia Highlands Conservancy, Plaintiff, v. Dirk Kempthorne, Secretary of the Department of the Interior, et al., Defendants, and the West Virginia Coal Association, Intervenor/Defendant, Civil Action No. 2:00-cv-1062 (U.S. District Court for the Southern District of West Virginia). If the challenge is successful, the ARLP Partnership could be forced to bear an additional or continuing increase in the tax on coal mined in West Virginia.

Air Emissions

The CAA and similar state and local laws and regulations that regulate emissions into the air, affect coal mining operations. The CAA directly impacts the ARLP Partnership coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and any additional measures required under the U.S. Environmental Protection Agency (“EPA”) laws and regulations will make it more costly to operate coal-fired power plants and, depending on the requirements of the implementation plan of the state in which each plant is located, could make coal a less attractive fuel alternative in the planning and building of power plants in the future. Any reduction in coal’s share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.

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

The EPA has promulgated rules, referred to as the “Nitrogen Oxide SIP Call,” that, among other things, require coal-fired power plants in 21 eastern states and Washington D.C. to make substantial reductions in nitrogen oxide emissions in an effort to reduce the impacts of ozone transport between states. Additionally, in March 2005, the EPA issued the final Clean Air Interstate Rule (“CAIR”) which permanently capped nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. beginning in 2009 and 2010, respectively. CAIR required these states to achieve the mandated nitrogen oxide and sulfur dioxide emission reductions by requiring power plants to either participate in an EPA-administered “cap-and-trade” program that capped these emissions in two phases, or by meeting an individual state emissions budget through measures established by the state. Similarly, in March 2005, the EPA finalized the Clean Air Mercury Rule (“CAMR”), which established a two-part, nationwide cap on mercury emissions from coal-fired power plants beginning in 2010. If it had been fully implemented, the CAMR would have permitted states to develop and manage their own mercury control regulations or participate in an interstate cap-and-trade program for mercury emission allowances. The CAIR and CAMR rules were both the subject of successful legal challenges, however, which have rendered the future of these rules uncertain. On February 8, 2008, the D.C. Circuit Court of Appeals vacated the CAMR rule for further consideration by the EPA. EPA is evaluating how to proceed in light of the court’s vacatur, but a likely result is to regulate mercury emissions from power plants under the CAA’s hazardous air pollutant programs, which would probably require greater mercury emission reductions than would have been required under the CAMR. In addition, on July 8, 2008, the D.C. Circuit Court of Appeals vacated the CAIR, but on petition for rehearing, the court retracted its vacatur and remanded the rule to EPA for further consideration. This remand has the effect of leaving the rule in place while EPA evaluates possible changes to the rule to correct the defects identified in the court’s original opinion. While the future of the CAIR and CAMR is uncertain, some significant amount of emissions reductions at coal-fired power generation facilities is likely to be required by whatever rules are adopted to replace them, and the additional costs that could be associated with the implementation of such rules could render coal a less attractive fuel source.

The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the national ambient air quality standards should be revised. Pursuant to this process, in 2006, the EPA adopted a new, more stringent national air quality standard for fine particulate matter, and in 2008, the EPA adopted a new, more stringent national ambient air quality standard for ozone. As a result, some states will be required to amend their existing state implementation plans to attain and maintain compliance with the new air quality standards and other states will be required to develop new state implementation plans for areas that were previously in “attainment” but do not attain the new standards. States are expected to submit their implementation plans for meeting the new fine particulate matter standard to the EPA over the next three years, and their implementation plans for meeting the new ozone standard over the next five years. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and nitrogen oxides, which are precursors to ozone formation, the ARLP Partnership’s mining operations and its customers could be affected when the new standards are implemented by the applicable states.

In June 2005, the EPA announced final amendments to its regional haze program originally developed in 1999 to improve visibility in national parks and wilderness areas. As part of the new rules, affected states were required to develop implementation plans by December 2007 that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. Most states missed the December 2007 deadline, and on January 9, 2009, EPA issued a Finding of Failure to Submit Plans, which may trigger Federal enforcement plans in some states. This program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas. In addition, this program may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Demand for the ARLP Partnership’s coal could be affected when these new standards are implemented by the applicable states.

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

Carbon Dioxide Emissions

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide, may be contributing to warming of the earth’s atmosphere. Combustion of fossil fuels, such as the coal the ARLP Partnership produces, results in the emission of carbon dioxide into the atmosphere. The U.S. Congress is considering legislation to reduce emissions of greenhouse gases. President Obama has expressed support for legislation to restrict or regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular program, the ARLP Partnership’s customers could be required to purchase and surrender allowances for greenhouse gas emissions resulting from their operations or install emission control equipment to reduce emissions of greenhouse gases. These requirements could increase the ARLP Partnership’s customers’ operational and compliance costs and result in reduced demand for its coal products and have an adverse effect on its operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts, et al. v. EPA that greenhouse gases including carbon dioxide fall under the federal CAA definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA, in response to the Supreme Court’s decision in Massachusetts. In the notice, EPA evaluated the potential regulation of greenhouse gases under the CAA and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact the ARLP Partnership’s business, any such new federal, regional or state restrictions on emissions of carbon dioxide or other greenhouse gases that may be imposed in areas in which the ARLP Partnership conducts business could adversely affect its operations and demand for its products.

In addition, there have been an increasing number of protests of and challenges to the permitting of new coal-fired power plants in several states by environmental organizations for concerns related to greenhouse gas emissions from new plants. Environmental permitting agencies in several states have denied permits for construction of new coal-fired power plants based on concerns over emissions of greenhouse gases. In November 2008, the federal Environmental Appeals Board remanded a CAA permitting decision in the In re Deseret Power Electric Cooperative case for reconsideration of whether carbon dioxide is a pollutant subject to regulation under the CAA with instructions to consider its nationwide implications. In response to this decision, in December 2008, the EPA Administrator issued an interpretive rule determining that carbon dioxide is not subject to regulation under the CAA. Environmental groups filed a Petition for Reconsideration of the interpretive rule. On February 17, 2008, the EPA granted the Petition for Reconsideration and sought public comment on the interpretive memorandum as well as the Deseret decision. In granting the petition, the EPA emphasized that the memorandum does not bind states issuing air permits under their own State Implementation Plans. The increased difficulty or inability of the ARLP Partnership’s customers to obtain permits for construction of new or expansion of existing coal-fired power plants could adversely affect their operations and demand for the ARLP Partnership’s products.

It is possible that future federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with coal consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs for coal consumption could result in some customers switching to alternative sources of fuel, which could have a material adverse effect on our business, financial condition, and results of operations.

Water Discharge

The Federal Clean Water Act (“CWA”) and similar state and local laws and regulations affect coal mining operations by imposing restrictions on effluent discharge into waters and the discharge of dredged or fill material into the waters of the U.S. Regular monitoring, as well as compliance with reporting requirements and performance standards, is a precondition for the issuance and renewal of permits governing the discharge of pollutants into water. Section 404 of the CWA imposes permitting and mitigation requirements associated with the dredging and filling of wetlands and streams. The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands and streams. Although permitting requirements have been tightened in recent years, the ARLP Partnership believes it has obtained all necessary permits required under CWA Section 404 as it has traditionally been interpreted by the responsible agencies. However, mitigation requirements under existing and possible future “fill” permits may vary considerably. For that reason, the setting of post-mine asset retirement obligation accruals for such mitigation projects is difficult to ascertain with certainty and may increase in the future. Although more stringent permitting requirements may be imposed in the future, the ARLP Partnership is not able to accurately predict the impact, if any, of such permitting requirements.

The U.S. Army Corps of Engineers (“Corps of Engineers”) maintains two permitting programs under CWA Section 404: one for “individual” permits and a more streamlined program for “general” permits.

Decisions from the federal district court for the Southern District of West Virginia, and related litigation filed in federal district court in Kentucky, have created uncertainty regarding the future ability to obtain general permits, including Nationwide Permit 21, authorizing the construction of valley fills for the disposal of overburden from mining operations. The ARLP Partnership does not operate any mines located within the Southern District of West Virginia and currently utilize Nationwide Permit 21 at limited locations. Although the decision from the Southern District of West Virginia was recently overturned on appeal, if challenges to the use of Nationwide Permit 21 ultimately are successful or

Nationwide Permit 21 is invalidated, the ARLP Partnership may be required to apply for individual discharge permits pursuant to Section 404 of the CWA in areas that would have otherwise utilized Nationwide Permit 21. Such a change could result in delays in obtaining required mining permits to conduct operations, which could in turn result in reduced production, cash flow, and profitability.

In addition, litigation has been filed in West Virginia and Kentucky challenging the issuance of individual Section 404 permits for mining activities by other coal producers. Although the ARLP Partnership’s mining operations are not implicated in any of these particular cases, it is possible that litigation affecting the Corps of Engineers’ ability to issue CWA permits could adversely affect the ARLP Partnership’s ability to obtain permits in a timely manner and could therefore adversely affect its results of operation and financial position.

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

The ARLP Partnership is currently participating in stakeholders’ meetings and in negotiations with various states and the EPA to establish reasonable TMDLs that will accommodate expansion of the ARLP Partnership’s operations. These and other regulatory developments may restrict the ARLP Partnership’s ability to develop new mines, or could require it or its customers to modify existing operations, the extent of which cannot be accurately or reasonably predicted.

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

In 2000, the EPA declined to impose hazardous waste regulatory controls on the disposal of some coal combustion by-products (“CCB”), including the practice of using CCB as mine fill. However, under pressure from environmental groups, the EPA has continued evaluating the possibility of placing additional solid waste burdens on the disposal of such materials. On March 1, 2006, the National Academy of Sciences released a report commissioned by Congress that studied CCB mine filling practices and recommended federal regulatory oversight of CCB mine filling under either SMCRA or the non-hazardous waste provisions of RCRA. As a result of this report, OSM on March 14, 2007 issued an Advanced Notice of Rule Making proposing federal regulations on CCB mine filling practices. On August 29, 2007, EPA published a Notice of Data Availability concerning information regarding the disposal of CCB in landfills and surface impoundments that has been generated since the decision in 2000. No rules on the land disposal of CCB have yet been released. Accordingly, although the ARLP Partnership believes the beneficial uses of CCB that it employs do not constitute poor environmental practices, it is not currently possible to assess how any such regulations would impact its operations or those of its customers.

Other Environmental, Health And Safety Regulation

In addition to the laws and regulations described above, the ARLP Partnership is subject to regulations regarding underground and above ground storage tanks in which it may store petroleum or other substances. Some monitoring equipment that it uses is subject to licensing under the Federal Atomic Energy Act. Water supply wells located on the ARLP Partnership’s properties are subject to federal, state, and local regulation.

The Federal Safe Explosives Act (“SEA”) applies to all users of explosives. Knowing or willful violations of SEA may result in fines, imprisonment, or both. In addition, violations of SEA may result in revocation of user permits and seizure or forfeiture of explosive materials.

The costs of compliance with these requirements should not have a material adverse effect on our business, financial condition or results of operations.

Employees

To conduct its operations, the ARLP Partnership employs approximately 2,955 full-time employees, including approximately 160 corporate employees and approximately 2,795 employees involved in active mining operations. The ARLP Partnership’s work force is entirely union-free. The ARLP Partnership believes that relations with its employees are generally good. We do not have any employees of our own.

Administrative Services

In connection with our IPO, we entered into an administrative services agreement (“Administrative Services Agreement”) with our general partner, MGP, ARLP, the Intermediate Partnership and Alliance Resource Holdings, II (“ARH II”). Under the Administrative Services Agreement, certain employees of Alliance Coal, including some executive officers, provide administrative services for us, ARH II and our affiliates. We reimburse the ARLP Partnership for services rendered for us by those employees as provided under the Administrative Services Agreement. We paid the ARLP Partnership $0.4 million under this agreement for the year ended December 31, 2008. Please read “Item 13—Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

Affiliate Contribution

During 2008 an affiliated entity controlled by Mr. Craft contributed to us 25,898 of our common units, valued at approximately $0.6 million at the time of contribution, and $0.8 million of cash, for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of this contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to ARLP’s subsidiary, Alliance Coal. The ARLP Partnership made a special allocation of certain general and administrative expenses equal to the amount of our contribution to MGP, which made an identical allocation to us, we then made the same expense allocation to the affiliated entity controlled by Mr. Craft. Please read “Item 13—Certain Relationships and Related Transactions, and Director Independence—Affiliate Contribution.”

ITEM 1A.	RISK FACTORS

Risks Inherent in an Investment in Us

In the future, we may not have sufficient cash to pay distributions at our current quarterly distribution level or to increase distributions.

Currently, the source of our earnings and cash flow consists soley of cash distributions from ARLP. Therefore, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions ARLP makes to its partners. We cannot assure you that ARLP will continue to make quarterly distributions at its current level or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if ARLP increases or decreases distributions to us, the timing and amount of such increased or decreased distributions, if any, will not necessarily be comparable to the timing and amount of the increase or decrease in distributions made by ARLP to us.

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

ARLP’s cash distributions are not guaranteed and may fluctuate with its performance and other factors.

The amount of cash that ARLP can distribute to its partners, including us, each quarter principally depends on the amount of cash it generates from its operations, which fluctuates from quarter to quarter based on, among other things:

•	the amount of coal the ARLP Partnership is able to produce from its properties;

•	the price at which it is able to sell coal, which is affected by the supply of and demand for domestic and foreign coal;

•	the level of the its operating costs;

•	weather conditions;

•	the proximity to and capacity of transportation facilities;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	the effect of worldwide energy consumption; and

•	prevailing economic conditions.

In addition, the actual amount of cash that ARLP will have available for distribution will depend on other factors, including:

•	the level of its capital expenditures;

•	the cost of acquisitions, if any;

•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;

•	fluctuations in its working capital needs;

•	the ability of ARLP to borrow under its credit agreement to make distributions to its unitholders; and

•	the amount, if any, of cash reserves established by MGP for the proper conduct of ARLP’s business.

Because of these factors, ARLP may not have sufficient available cash to pay a specific level of cash distributions at the current level or at all. Furthermore, the amount of cash that ARLP has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowing, and is not solely a function of profitability, which will be affected by non-cash items. As a result, ARLP may be able to make cash distributions during periods when it records net losses and may be unable to make cash distributions during periods when it records net income. Please read “—Risks Related to Alliance Resource Partners’ Business” for a discussion of further risks affecting ARLP’s ability to generate distributable cash flow.

Our general partner’s discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

Our partnership agreement requires our general partner to deduct from operating surplus cash reserves that in its reasonable discretion are necessary for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to unitholders.

ARLP’s managing general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate ARLP’s growth strategy. Our general partner’s board of directors can give this consent without a vote of our unitholders.

We own ARLP’s managing general partner, which owns the IDRs in ARLP that entitle us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by ARLP, as certain target distribution levels are reached in excess of $0.275 per ARLP unit in any quarter. The IDRs currently participate at the maximum 48% target cash distribution level. A substantial portion of the cash flow we receive from ARLP is provided by these IDRs. The MGP Board of Directors may reduce the IDRs payable to us with our consent, which we may provide without the approval of our unitholders.

A reduction in ARLP’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

MGP’s ownership of the IDRs in ARLP entitles us to receive specified percentages of total cash distributions made by ARLP with respect to any particular quarter only in the event that ARLP distributes more than $0.275 per unit for such quarter. As a result, the holders of ARLP’s common units have a priority over the holders of ARLP’s IDRs to the extent of cash distributions by ARLP up to and including $0.275 per unit for any quarter.

MGP’s IDRs entitle us to receive increasing percentages, up to 48%, of all cash distributed by ARLP. Because the IDRs currently participate at the maximum 48% target cash distribution level, future growth in distributions we receive from ARLP will not result from an increase in the target cash distribution level associated with the IDRs.

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

Our unitholders do not elect our general partner or vote on our general partner’s officers or directors. Certain current and former members of management and their affiliates currently own 79.41% of our units, a sufficient number to block any attempt to remove our general partner.

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

Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 2/3rds of our outstanding units. Because certain current and former members of management and their affiliates currently own 79.41% of our outstanding common units, it will be particularly difficult for our general partner to be removed without their consent. As a result, the price at which our units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

Certain current and former members of management and their affiliates currently own 79.41% of our units. Sales by any of our existing unitholders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

Control of our general partner and the IDRs in ARLP may be transferred to a third-party without unitholder consent.

Our general partner may transfer its general partner interest in us to a third-party in a merger or in a sale of its equity securities without the consent of our unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of the owner of our general partner to sell or transfer all or part of its ownership interest in our general partner to a third-party. The new owner or owners of our general partner would then be in a position to replace the directors and officers of our general partner and control the decisions made and actions taken by its board of directors and officers. In addition, the owner of our general partner controls MGP, the owner of the IDRs in ARLP. Control of MGP can likewise be transferred to a third-party without unitholder consent.

Our ability to sell our partnership interests in ARLP may be limited by securities law restrictions and liquidity constraints.

Of the 15,544,169 common units of ARLP that we own, 6,422,531 common units are unregistered, restricted securities within the meaning of Rule 144 under the Securities Act of 1933 (“Securities Act”). Unless we exercise our registration rights with respect to these common units, we are limited to selling into the market in any three-month period an amount of ARLP common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. We face contractual limitations on our ability to sell our general partner interest and IDRs, and the market for such interests is illiquid.

We depend on the leadership and involvement of Joseph W. Craft III and other key personnel for the success of our and ARLP’s business.

We depend on the leadership and involvement of Mr. Craft, the Chairman, President and Chief Executive Officer of our general partner and a Director and President and Chief Executive Officer of ARLP’s managing general partner. Mr. Craft has been integral to the success of ARLP and us, due in part to his ability to identify and develop internal growth projects and accretive acquisitions, make strategic decisions and attract and retain key personnel. The loss of his leadership and involvement or the services of any members of our or ARLP’s senior management team could have a material adverse effect on our business, financial condition and results of operations and those of ARLP.

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

Under certain circumstances, our unitholders may have to repay amounts wrongfully distributed to them. Under Delaware law, neither we nor ARLP may make a distribution to our unitholders if the distribution would cause our or ARLP’s respective liabilities to exceed the fair value of our respective assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the partnership for the distribution amount. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

The price of our common units may be volatile, and the trading market for our common units may not provide you with adequate liquidity.

The market price of our common units could be subject to significant fluctuations. The following factors could affect our common unit price:

•	ARLP’s operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as distributable cash flow per unit, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	the current economic downturn;

•	the price of coal and expectations for the future of the coal industry;

•	speculation by the press or investment community;

•	sales of our common units by our unitholders;

•	actions by our existing unitholders prior to their disposition of our common units;

•	announcements by ARLP or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, securities offerings or capital commitments;

•	general market conditions; and

•	domestic and international economic, legal and regulatory factors related to ARLP’s performance.

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

Our common units and ARLP’s common units may not trade in simple relation or proportion to one another. Instead, the trading prices may diverge because, among other things:

•	ARLP’s cash distributions to its common unitholders have a priority over distributions on its IDRs;

•	we participate in the IDRs in ARLP, while ARLP’s common unitholders do not; and

•	we may enter into other businesses separate and apart from ARLP or any of its affiliates.

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

        ARLP has wide latitude to issue additional units on terms and conditions established by MGP, including units that rank senior to the ARLP common units and the IDRs as to quarterly cash distributions. The payment of distributions on those additional units may increase the risk that ARLP may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders. To the extent these units are senior to the common units or the IDRs, there is an increased risk that we will not receive the same level or increased distributions on the common units and IDRs. Neither the common units nor the IDRs are entitled to any arrearages from prior quarters.

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

Pursuant to an agreement among ARLP, SGP, MGP, ARH, ARH II, our general partner and us, among others, (referred to as the omnibus agreement), we have agreed to certain business opportunity arrangements to address potential conflicts that may arise between us and ARLP. If a business opportunity in respect of any coal mining, marketing and transportation assets is presented to us, our general partner, ARLP or its general partners, then ARLP will have the first right to acquire such assets. The omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises us that it has abandoned the pursuit of such business opportunity, and we may not pursue the acquisition of such assets prior to that time.

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

Mr. Craft, the president and chief executive officer of both our general partner and ARLP’s managing general partner, controls ARLP’s managing general partner, indirectly owns SGP and owns or controls 43.38% of ARLP’s common units. Mr. Craft also currently holds, directly or indirectly or may be deemed to be the beneficial owner of, 79.41% of our common units. These interests give Mr. Craft substantial control over our and ARLP’s business and operations and the ability to control the outcome of many matters that require unitholder approval. Mr. Craft is not restricted from disposing of all or a part of his equity interests in our general partner, in ARLP’s managing general partner or in ARLP’s special general partner.

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

•

generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the audit and conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third-parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships among the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

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

If at any time our general partner and its affiliates own more than 85% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Certain members of management and their affiliates currently own approximately 79.41% of our common units.

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

The current global recession and turmoil in financial markets could have a material adverse effect on the ARLP Partnership’s financial condition and results of operations.

The current economic downturn has caused a decrease in demand for electricity. Because the ARLP Partnership sells most of its coal to electric utilities, any decrease in demand for electricity may lead to a decline in demand for its coal. In addition, the instability of domestic and international financial markets could cause a lack of capital availability for the ARLP Partnership’s customers, also reducing demand. Although we cannot predict the impact of current economic conditions, any resulting reduction in coal demand could adversely affect the ARLP Partnership’s business.

Completion of growth projects and future expansion could require significant amounts of financing which may not be available to the ARLP Partnership on acceptable terms, or at all.

        The ARLP Partnership plans to fund capital expenditures for its current growth projects with existing cash balances, future cash flow from operations and borrowings under its revolving credit facility. Their funding plans may, however, be negatively impacted by numerous factors, including higher than anticipated capital expenditures or lower than expected cash flow from operations. In addition, the ARLP Partnership may be unable to refinance its current revolving credit facility when it expires or obtain adequate funding prior to expiry because its lending counterparties may be unwilling or unable to meet their funding obligations. Furthermore, additional growth projects and expansion opportunities may develop in the future which could also require significant amounts of financing. Consequently, completion of growth projects and future expansion could require significant amounts of financing which may not be available to the ARLP Partnership on acceptable terms or in the proportions that it expects, or at all.

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

The cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. The cost of obtaining money from the credit markets generally has also increased as many lenders and institutional investors have raised interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to expiring terms and, in some cases, reduced or ceased to provide funding to borrowers under existing facilities. For a discussion of how these tighter lending standards may impact the ARLP Partnership’s 2009 capital expenditure plans, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures.”

The credit market and debt and equity capital market conditions discussed above could negatively impact the ARLP Partnership’s credit ratings or its ability to remain in compliance with the financial covenants under its revolving credit agreement which could have a material adverse effect on its financial condition, results of operations and cash flows. If the ARLP Partnership is unable to finance its growth and future expansions as expected, it could be required to seek alternative financing, the terms of which may not be attractive, or to revise or cancel its plans.

A substantial or extended decline in coal prices could negatively impact the ARLP Partnership’s results of operations.

The prices the ARLP Partnership receives for its production depends upon factors beyond the ARLP Partnership’s control, including:

•	the supply of and demand for domestic and foreign coal;

•	weather conditions;

•	the proximity to, and capacity of, transportation facilities;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	the effect of worldwide energy consumption; and

•	prevailing economic conditions.

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

The ARLP Partnership competes with other large coal producers and many small coal producers in various regions of the U.S. for domestic coal sales. The industry has undergone significant consolidation over the last decade. This consolidation has led to several competitors having significantly larger financial and operating resources than the ARLP Partnership. In addition, the ARLP Partnership competes to some extent with western surface coal mining operations that have a much lower per ton cost of production and produce low-sulfur coal. Over the last 20 years, growth in production from western coal mines has substantially exceeded growth in production from the east. Declining prices from an oversupply of coal in the market could reduce the ARLP Partnership’s revenues and cash available for distribution.

Any change in consumption patterns by utilities away from the use of coal could affect the ARLP Partnership’s ability to sell the coal it produces.

Some power plants are fueled by natural gas because of the relatively cheaper construction costs of such plants compared to coal-fired plants and because natural gas is a cleaner burning fuel. The domestic electric utility industry accounts for approximately 90% of domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy. For example, the recent decline in the price of natural gas has resulted, in some instances, in utilities increasing natural gas consumption while decreasing coal consumption. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact the ARLP Partnership’s results of operations and reduce its cash available for distribution.

The stability and profitability of the ARLP Partnership’s operations could be adversely affected if its customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

A substantial decrease in the amount of coal sold by the ARLP Partnership pursuant to long-term contracts would reduce the certainty of the price and amounts of coal sold and subject the ARLP Partnership’s revenue stream to increased volatility. If that were to happen, changes in spot market coal prices would have a greater impact on the ARLP Partnership’s results, and any decreases in the spot market price for coal could adversely affect its profitability and cash flow. In 2008, the ARLP Partnership sold approximately 94.8% of its sales tonnage under contracts having a term greater than one year. We refer to these contracts as long-term contracts. Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions may make it more difficult for the ARLP Partnership to enter into long-term contracts with its electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, the ARLP Partnership may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire.

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

Several of the ARLP Partnership’s long-term contracts also contain provisions that allow the customer to suspend or terminate performance under the contract upon the occurrence or continuation of certain events that are beyond the customer’s reasonable control. Such events may include labor disputes, mechanical malfunctions and changes in government regulations, including changes in the CAA rendering use of the ARLP Partnership’s coal inconsistent with the customer’s pollution control strategies. In the event of early termination of any of the ARLP Partnership’s long-term contracts, if the ARLP Partnership is unable to enter into new contracts on similar terms, its business, financial condition and results of operations could be adversely affected.

Extensive environmental laws and regulations affect coal consumers, and have corresponding effects on the demand for the ARLP Partnership’s coal as a fuel source.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of the ARLP Partnership’s coal. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. A substantial portion of the ARLP Partnership’s coal has a high-sulfur content, which may result in increased sulfur dioxide emissions when combusted. Accordingly, these laws and regulations may affect demand and prices for the ARLP Partnership’s low- and high-sulfur coal. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. As a result of these current and proposed laws, regulations and regulatory initiatives, electricity generators may elect to switch to other fuels that generate less of these emissions, possibly further reducing demand for the ARLP Partnership’s coal. Please read “Item 1. Business—Regulation and Laws—Air Emissions” and “—Carbon Dioxide Emissions.”

Increased regulation of greenhouse gas emissions could result in reduced demand for coal as a fuel source, which would reduce demand for the ARLP Partnership’s products and decrease its revenues.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide, may be contributing to warming of the Earth’s atmosphere. Combustion of fossil fuels, such as the coal the ARLP Partnership produces, results in the emission of carbon dioxide into the atmosphere. The U.S. Congress is considering legislation to reduce emissions of greenhouse gases. President Obama has expressed support for legislation to restrict or regulate emissions of greenhouse gases. More than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases. In addition, the Supreme Court’s holding in 2007 in Massachusetts, et al. v. EPA that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources such as power plants. In July 2008, EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA, in response to the Court’s decision in Massachusetts, et al. v. EPA. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. In addition, there have been an increasing number of challenges and objections to permits for the construction of new coal-fired power plants based on concerns over greenhouse gas emissions, and permits for several proposed new coal-fired power plants have been denied or delayed.

Future federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with coal consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs for coal consumption could result in reduced demand for coal and some customers switching to alternative sources of fuel, which could have a material adverse effect on the ARLP Partnership’s business, financial condition, and results of operations. In addition, increased difficulty or inability of the ARLP Partnership’s customers to obtain permits for construction of new or expansion of existing coal-fired power plants could adversely affect demand for the ARLP Partnership’s coal and have an adverse effect on its business and results of operation.

The ARLP Partnership depends on a few customers for a significant portion of its revenues, and the loss of one or more significant customers could affect its ability to maintain the sales volume and price of the coal it produces.

During 2008, the ARLP Partnership derived approximately 46.8% of its total revenues from four customers and at least 10.0% of its 2008 total revenues from each of the four. If the ARLP Partnership were to lose any of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from the ARLP Partnership, it could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

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

The ARLP Partnership’s ability to collect payments from its customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with the ARLP Partnership.

The ARLP Partnership’s ability to receive payment for coal sold and delivered depends on the continued creditworthiness of its customers. If the creditworthiness of its customers declines significantly, its business could be adversely affected. In addition, if a customer refuses to accept shipments of the ARLP Partnership’s coal for which they have an existing contractual obligation, the ARLP Partnership’s revenues will decrease and it may have to reduce production at its mines until its customer’s contractual obligations are honored.

The ARLP Partnership’s profitability may decline due to unanticipated mine operating conditions and other events that are not within its control and that may not be fully covered under its insurance policies.

The ARLP Partnership’s mining operations are influenced by changing conditions or events that can affect production levels and costs at particular mines for varying lengths of time and, as a result, can diminish its profitability.

These conditions and events include, among others:

•	fires;

•	mining and processing equipment failures and unexpected maintenance problems;

•	prices for fuel, steel, explosives and other supplies;

•	fines and penalties incurred as a result of alleged violations of environmental and safety laws and regulations;

•	variations in thickness of the layer, or seam, of coal;

•	amounts of overburden, partings, rock and other natural materials;

•	weather conditions, such as heavy rains, flooding, ice and other storms;

•	accidental mine water discharges and other geological conditions;

•	employee injuries or fatalities;

•	labor-related interruptions;

•	inability to acquire mining rights or permits; and

•	fluctuations in transportation costs and the availability or reliability of transportation.

These conditions have had, and can be expected in the future to have, a significant impact on the ARLP Partnership’s operating results. Prolonged disruption of production at any of the ARLP Partnership’s mines would result in a decrease in its revenues and profitability, which could materially adversely impact its quarterly or annual results.

During September 2008, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2008. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry worldwide. As a result, the ARLP Partnership has elected to retain a participating interest in its commercial property insurance program at an average rate of approximately 14.7% in the overall $75.0 million of coverage, representing 22% of the primary $50.0 million layer. The ARLP Partnership does not participate in the second layer of $25.0 million in excess of $50.0 million.

The 14.7% participation rate for this year’s renewal is consistent with the ARLP Partnership’s prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of the ARLP Partnership’s participation, it is responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future, which as a result of its level of participation in the commercial property program, could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

A shortage of skilled labor may make it difficult for the ARLP Partnership to maintain labor productivity and competitive costs and could adversely affect the ARLP Partnership’s profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least one year of experience and proficiency in multiple mining tasks. In recent years, a shortage of experienced coal miners has caused the ARLP Partnership to include some inexperienced staff in the operation of certain mining units, which decreases its productivity and increases its costs. This shortage of experienced coal miners is the result of a significant percentage of experienced coal miners reaching retirement age, combined with the difficulty of retaining existing workers in and attracting new workers to the coal industry. Thus, this shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could have an adverse impact on labor productivity and costs and its ability to expand production in the event there is an increase in the demand for its coal, which could adversely affect its profitability.

Although none of the ARLP Partnership’s employees are members of unions, its work force may not remain union-free in the future.

None of the ARLP Partnership’s employees is represented under collective bargaining agreements. However, all of its work force may not remain union-free in the future and proposed legislation such as the Employee Free Choice Act could, if enacted, make staying union-free more difficult. If some or all of the ARLP Partnership’s currently union-free operations were to become unionized, it could adversely affect its productivity and increase the risk of work stoppages at its mining complexes. In addition, even if the ARLP Partnership remains union-free, its operations may still be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against the ARLP Partnership’s operations.

The ARLP Partnership’s mining operations are subject to extensive and costly laws and regulations, and such current and future laws and regulations could increase current operating costs or limit the ARLP Partnership’s ability to produce coal.

The ARLP Partnership is subject to numerous and comprehensive federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Certain of these laws and regulations may impose joint and several strict liability without regard to fault or legality of the original conduct. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations. Complying with these laws and regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new laws or regulations may be adopted, or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, in the future that could materially affect the ARLP Partnership’s mining operations, cash flow, and profitability, either through direct impacts such as new requirements impacting the ARLP Partnership’s existing mining operations, or indirect impacts such as new laws and regulations that discourage or limit the ARLP Partnership’s customers’ use of coal. Please read “Item 1. Business—Regulations and Laws.”

Congress and several state legislatures (including those in Illinois, Kentucky, West Virginia and Pennsylvania) have passed new laws addressing mine safety practices and imposing stringent new mine safety and accident reporting requirements and increased civil and criminal penalties for violations of mine safety laws. Implementing and complying with these new laws and regulations has increased and will continue to increase the ARLP Partnership’s operational expense and to have an adverse effect on the ARLP Partnership’s results of operation and financial position. For more information, please read “Item 1. Business—Regulation and Laws—Mine Health and Safety Laws.”

The ARLP Partnership may be unable to obtain and renew permits necessary for its operations, which could reduce its production, cash flow and profitability.

Mining companies must obtain numerous governmental permits or approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining. The permitting rules are complex and can change over time. Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. The public has the right to comment on permit applications and otherwise participate in the permitting process, including through court intervention. Accordingly, permits required to conduct the ARLP Partnership’s operations may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict the ARLP Partnership’s ability to economically conduct its mining operations. Limitations on the ARLP Partnership’s ability to conduct its mining operations due to the inability to obtain or renew necessary permits or similar approvals could reduce the ARLP Partnership’s production, cash flow and profitability. Please read “Item 1. Business—Regulations and Laws—Mining Permits and Approvals.”

Lawsuits filed in the federal Southern District of Western Virginia and in the federal Eastern District of Kentucky have sought to enjoin the issuance of permits pursuant to Nationwide Permit 21, which is a general permit issued by the Corps of Engineers to streamline the process for obtaining permits under Section 404 of the CWA. In the event current or future litigation contesting the use of Nationwide Permit 21 is successful, the ARLP Partnership may be required to apply for individual discharge permits pursuant to Section 404 of the CWA in areas that would have otherwise utilized Nationwide Permit 21. In addition, lawsuits filed in the federal Southern District of West Virginia and in the federal Western District of Kentucky have challenged the Corps of Engineers’ issuance of certain individual Section 404 permits. Although the ARLP Partnership’s mining operations are not implicated in any of these particular cases, it is possible that the outcome of these lawsuits may have long-term effects on the Corps of Engineers’ ability to issue CWA permits and could thereby adversely affect the ARLP Partnership’s results of operation and financial position. Such a change could result in delays in obtaining required mining permits to conduct operations, which could in turn result in reduced production, cash flow and profitability. Please read “Item 1. Business—Regulations and Laws—Water Discharge.”

Fluctuations in transportation costs and the availability or reliability of transportation could reduce revenues by causing the ARLP Partnership to reduce its production or by impairing its ability to supply coal to its customers.

Transportation costs represent a significant portion of the total cost of coal for the ARLP Partnership’s customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make the ARLP Partnership’s coal production less competitive than coal produced from other sources. Conversely, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. For instance, difficulty in coordinating the many eastern coal loading facilities, the large number of small shipments, the steeper average grades of the terrain and a more unionized workforce are all issues that combine to make coal shipments originating in the eastern U.S. inherently more expensive on a per-mile basis than coal shipments originating in the western U.S. Historically, high coal transportation rates from the western coal producing areas into certain eastern markets limited the use of western coal in those markets. Lower or higher rail rates from the western coal producing areas to markets served by eastern U.S. coal producers have created major competitive challenges, as well as opportunities, for eastern coal producers. In the event of lower transportation costs, the increased competition could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

Disruption of transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could temporarily impair the ARLP Partnership’s ability to supply coal to its customers. The ARLP Partnership’s transportation providers may face difficulties in the future that may impair its ability to supply coal to its customers, resulting in decreased revenues. If there are disruptions of the transportation services provided by the ARLP Partnership’s primary rail or barge carriers that transport its coal and it is unable to find alternative transportation providers to ship its coal, its business could be adversely affected.

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

Since ARLP’s formation and the acquisition of its predecessor in August 1999, the ARLP Partnership has expanded its operations by adding and developing mines and coal reserves in existing, adjacent and neighboring properties. The ARLP Partnership continually seeks to expand its operations and coal reserves. The ARLP Partnership’s future growth could be limited if it is unable to continue to make acquisitions, or if it is unable to successfully integrate the companies, businesses or properties it acquires. The ARLP Partnership may not be successful in consummating any acquisitions and the consequences of undertaking these acquisitions are unknown. Moreover, any acquisition could be dilutive to earnings and distributions to unitholders and any additional debt incurred to finance an acquisition could affect the ARLP Partnership’s ability to make distributions to unitholders. The ARLP Partnership’s ability to make acquisitions in the future could be limited by restrictions under its existing or future debt agreements, competition from other coal companies for attractive properties or the lack of suitable acquisition candidates.

Mine expansions and acquisitions involve a number of risks, any of which could cause the ARLP Partnership not to realize the anticipated benefits.

If the ARLP Partnership is unable to successfully integrate the companies, businesses or properties it acquires, its profitability may decline and it could experience a material adverse effect on its business, financial condition, or results of operations. Expansion and acquisition transactions involve various inherent risks, including:

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

Any one or more of these factors could cause the ARLP Partnership not to realize the benefits anticipated to result from an expansion or acquisition. Any expansion or acquisition opportunities the ARLP Partnership pursues could materially affect its liquidity and capital resources and may require it to incur indebtedness, seek equity capital or both. In addition, future expansions or acquisitions could result in the ARLP Partnership assuming more long-term liabilities relative to the value of the acquired assets than it has assumed in its previous expansions and/or acquisitions.

The unavailability of an adequate supply of coal reserves that can be mined at competitive costs could cause the ARLP Partnership’s profitability to decline.

The ARLP Partnership’s profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs and to meet the quality needed by the ARLP Partnership’s customers. Because the ARLP Partnership depletes its reserves as it mines coal, its future success and growth depend, in part, upon its ability to acquire additional coal reserves that are economically recoverable. Replacement reserves may not be available when required or, if available, may not be mineable at costs comparable to those of the depleting mines. The ARLP Partnership may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect its profitability and financial condition. Exhaustion of reserves at particular mines also may have an adverse effect on the ARLP Partnership’s operating results that is disproportionate to the percentage of overall production represented by such mines. The ARLP Partnership’s ability to obtain other reserves in the future could be limited by restrictions under its existing or future debt agreements, competition from other coal companies for attractive properties, the lack of suitable acquisition candidates or the inability to acquire coal properties on commercially reasonable terms.

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

Mining in certain areas in which the ARLP Partnership operates is more difficult and involves more regulatory constraints than mining in other areas of the U.S., which could affect the mining operations and cost structures of these areas.

The geological characteristics of some of the ARLP Partnership’s coal reserves, such as depth of overburden and coal seam thickness, make them difficult and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be mineable at costs comparable to those characteristic of the depleting mines. In addition, permitting, licensing and other environmental and regulatory requirements associated with certain of the ARLP Partnership’s mining operations are more costly and time-consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and the ARLP Partnership’s customers’ ability to use coal produced by, the ARLP Partnership’s mines.

Some of the ARLP Partnership’s operating subsidiaries lease a portion of the surface properties upon which their mining facilities are located.

The ARLP Partnership’s operating subsidiaries do not, in all instances, own all of the surface properties upon which their mining facilities have been constructed. Certain of the operating companies have constructed and now operate all or some portion of their facilities on properties owned by unrelated third-parties with whom the operating subsidiary has entered into a long-term lease. The ARLP Partnership has no reason to believe that there exists any risk of loss of these leasehold rights given the terms and provisions of the subject leases and the nature and identity of the third-party lessors; however, in the unlikely event of any loss of these leasehold rights, operations could be disrupted or otherwise adversely impacted as a result of increased costs associated with retaining the necessary land use.

Unexpected increases in raw material costs could significantly impair the ARLP Partnership’s operating profitability.

The ARLP Partnership’s coal mining operations are affected by commodity prices. The ARLP Partnership uses significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room and pillar method of mining. Steel prices and the prices of scrap steel, natural gas and coking coal consumed in the production of iron and steel fluctuate significantly and may change unexpectedly. There may be acts of nature or terrorist attacks or threats that could also impact the future costs of raw materials. Future volatility in the price of steel, petroleum products or other raw materials will impact the ARLP Partnership’s operational expenses and could result in significant fluctuations to its profitability.

The ARLP Partnership’s indebtedness may limit its ability to borrow additional funds, make distributions to unitholders or capitalize on business opportunities.

The ARLP Partnership has long-term indebtedness, consisting of its outstanding senior unsecured notes and its revolving credit facility. At December 31, 2008, the ARLP Partnership’s total long-term indebtedness outstanding was $440.0 million. The ARLP Partnership’s leverage may:

•	adversely affect its ability to finance future operations and capital needs;

•	limit its ability to pursue acquisitions and other business opportunities;

•	make its results of operations more susceptible to adverse economic or operating conditions; and

•	make it more difficult to self-insure for the ARLP Partnership’s workers’ compensation obligations.

In addition, the ARLP Partnership has unused borrowing capacity under its revolving credit facility. Future borrowings, under credit facilities or otherwise, could result in a significant increase in the ARLP Partnership’s leverage.

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

Federal and state laws require bonds to secure the ARLP Partnership’s obligations related to statutory reclamation requirements and workers’ compensation and black lung benefits. The ARLP Partnership’s inability to acquire or failure to maintain surety bonds that are required by state and federal law would have a material adverse effect on it.

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

The ARLP Partnership has outstanding surety bonds with third-parties for reclamation expenses, federal and state workers’ compensation obligations and other miscellaneous obligations. The ARLP Partnership may have difficulty maintaining its surety bonds for mine reclamation as well as workers’ compensation and black lung benefits. The ARLP Partnership’s inability to acquire or failure to maintain these bonds would have a material adverse effect on it.

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

The U.S. federal income tax treatment of unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law. You should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury Regulations and other modifications and interpretations. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress have considered substantive changes to the definition of qualifying income under Internal Revenue Code section 7704(d). It is possible that these efforts could result in changes to the existing U.S. federal tax laws that affect publicly traded partnerships, including us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

Investment in our units by tax-exempt entities, such as individual retirement accounts (known as “IRAs”) and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

When we or ARLP issue additional units or engage in certain other transactions, ARLP determines the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of ARLP’s unitholders and us. Although ARLP may from time to time consult with professional appraisers regarding valuation matters, including the valuation of its assets, ARLP makes many of the fair market value estimates of its assets itself using a methodology based on the market value of its common units as a means to measure the fair market value of its assets. ARLP’s methodology may be viewed as understating the value of ARLP’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain ARLP unitholders and us, which may be unfavorable to such ARLP unitholders. Moreover, under ARLP’s current valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to ARLP’s intangible assets and a lesser portion allocated to ARLP’s tangible assets. The IRS may challenge ARLP’s valuation methods, or our or ARLP’s allocation of Section 743(b) adjustment attributable to ARLP’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of ARLP’s unitholders.

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

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A termination does not affect our classification as a partnership for federal income tax purposes.

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

Coal Reserves

The ARLP Partnership must obtain permits from applicable state regulatory authorities before beginning to mine particular reserves. For more information on this permitting process, and matters that could hinder or delay the process, please read “Item 1. Business — Regulation and Laws — Mining Permits and Approvals.”

The ARLP Partnership’s reported coal reserves are those it believes can be economically and legally extracted or produced at the time of the filing of its Annual Report on Form 10-K. In determining whether its reserves meet this economical and legal standard, the ARLP Partnership takes into account, among other things, its potential ability or inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices.

At December 31, 2008, the ARLP Partnership had approximately 686.3 million tons of coal reserves. All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below) and adhere to the standards described in United States Geological Survey (“USGS”) Circular 831 and USGS Bulletin 1450-B. For information on the locations of the ARLP Partnership’s mines, please read “Mining Operations” under “Item 1. Business.”

The following table sets forth reserve information, at December 31, 2008, about the ARLP Partnership’s mining operations:

Operations	Mine Type	Heat Content (Btus per pound)	Proven and Probable Reserves				Reserve Assignment
			Pounds S02 per MMbtu
			<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned
			(tons in millions)
Illinois Basin Operations
Dotiki (KY)	Underground	12,300	—	—	109.8	109.8	109.8	—
Warrior (KY)	Underground	12,350	—	—	69.3	69.3	53.0	16.3
Hopkins (KY)	Underground	12,300	—	—	44.2	44.2	29.2	15.0
	/ Surface	11,500	—	—	7.8	7.8	7.8	—
River View (KY)	Underground	11,700	—	—	105.4	105.4	105.4	—
Pattiki (IL)	Underground	11,800	—	—	57.4	57.4	57.4	—
Gibson (North) (IN)	Underground	11,600	—	24.0	4.0	28.0	28.0	—
Gibson (South) (IN)	Underground	11,600	—	18.6	64.1	82.7	—	82.7

Region Total			—	42.6	462.0	504.6	390.6	114.0

Central Appalachian Operations
Pontiki (KY)	Underground	12,800	—	7.9	—	7.9	7.9	—
MC Mining (KY)	Underground	12,800	18.0	—	1.8	19.8	19.8	—

Region Total			18.0	7.9	1.8	27.7	27.7	—

Northern Appalachian Operations
Mettiki (MD)	Underground	13,000	—	2.6	7.3	9.9	9.9	—
Mountain View (WV)	Underground	13,000	—	5.2	11.7	16.9	16.9	—
Tunnel Ridge (PA/WV)	Underground	12,600	—	—	70.5	70.5	70.5	—
Penn Ridge (PA)	Underground	12,500	—	—	56.7	56.7	56.7	—

Region Total			—	7.8	146.2	154.0	154.0	—

Total			18.0	58.3	610.0	686.3	572.3	114.0

% of Total			2.6%	8.5%	88.9%	100.0%	83.4%	16.6%

The ARLP Partnership’s reserve estimates are prepared from geological data assembled and analyzed by its staff of geologists and engineers. This data is obtained through the ARLP Partnership’s extensive, ongoing exploration drilling and in-mine channel sampling programs. The ARLP Partnership’s drill spacing criteria adhere to standards as defined by the USGS. The maximum acceptable distance from seam data points varies with the geologic nature of the coal seam being studied, but generally the standard for (a) proven reserves is that points of observation are no greater than  1/2 mile apart and are projected to extend as a  1/4 mile wide belt around each point of measurement and (b) probable reserves is that points of observation are between  1/2 and 1 1/2 miles apart and are projected to extend as a  1/2 mile wide belt that lies  1/4 mile from the points of measurement.

Reserve estimates will change from time to time to reflect mining activities, additional analysis, new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors. Weir International Mining Consultants performed an overview audit of the ARLP Partnership’s reserves and calculation methods in October 2005.

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product. All of the ARLP Partnership’s reserves are steam coal, except for the coal being produced at the small contour strip operation at its Mettiki (MD) complex, which has metallurgical qualities. The 18.0 million tons of reserves listed as <1.2 pounds of SO2 per MMbtu are compliance coal under Phase II of CAA.

Assigned reserves are those reserves that have been designated for mining by a specific operation.

Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.

Btu values are reported on an as-shipped, fully washed basis. Shipments that are either fully or partially raw will have a lower Btu value.

The ARLP Partnership controls certain leases for coal deposits that are near, but not contiguous to, its primary reserve bases. The tons controlled by these leases are classified as non-reserve coal deposits and are not included in the ARLP Partnership’s reported reserves. These non-reserve coal deposits are as follows: Dotiki—12.7 million tons, Pattiki—9.9 million tons, Hopkins County Coal—1.8 million tons, River View—23.9 million tons, Gibson (North)—1.2 million tons, Gibson (South)—11.1 million tons, Warrior—5.7 million tons, Tunnel Ridge—7.0 million tons, Penn Ridge—3.4 million tons and Pontiki—9.3 million tons. In addition, in 2008 the ARLP Partnership acquired approximately 66.0 million tons of coal located near its River View complex that are currently classified as non-reserve coal deposits.

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

Mining Operations

The following table sets forth production and other data about the ARLP Partnership’s mining operations:

Operations	Location	Tons Produced			Transportation	Equipment
		2008	2007	2006
		(tons in millions)
Illinois Basin Operations
Dotiki	Kentucky	4.7	4.6	4.7	CSX, PAL, truck	CM
Warrior	Kentucky	5.1	4.6	4.5	CSX, PAL, truck	CM
Hopkins	Kentucky	4.0	2.6	1.6	CSX, PAL, truck	DL, CM
Pattiki	Illinois	2.7	2.9	2.5	EVW, barge	CM
Gibson (North)	Indiana	3.8	3.2	3.6	CSX, NS, truck, barge	CM

Region Total		20.3	17.9	16.9

Central Appalachian Operations
Pontiki	Kentucky	1.5	1.4	1.6	NS, truck, barge	CM
MC Mining	Kentucky	1.7	1.8	1.9	CSX, truck, barge	CM

Region Total		3.2	3.2	3.5

Northern Appalachian Operations
Mettiki	Maryland	0.4	0.4	2.8	Truck, CSX	CM, CS
Mountain View	West Virginia	2.5	2.8	0.5	Truck, CSX	LW, CM

Region Total		2.9	3.2	3.3

TOTAL		26.4	24.3	23.7

CSX	-	CSX Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
CS	-	Contour Strip
DL	-	Dragline with Stripping Shovel, Front End Loaders and Dozers
LW	-	Longwall
EVW	-	Evansville Western Railroad

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any litigation. The ARLP Partnership is not engaged in any litigation that it believes is material to its operations, including without limitation, any litigation relating to its long-term coal supply contracts or under the various environmental protection statutes to which it is subject. However, the ARLP Partnership is subject to various types of litigation in the ordinary course of its business, and we cannot assure you that disputes or litigation will not arise or that the ARLP Partnership will be able to resolve any such future disputes or litigation in a satisfactory manner. The information under “General Litigation” and “Other” in “Item 8. Financial Statements and Supplementary Data.—Note 20. Commitments and Contingencies” is incorporated herein by this reference.

On April 24, 2006, the ARLP Partnership was served with a complaint from Mr. Ned Comer, et al., who is referred to as the plaintiffs, alleging that approximately 40 oil and coal companies, including the ARLP Partnership, which is referred to as the defendants, are liable to the plaintiffs for tortiously causing damage to plaintiffs’ property in Mississippi. The plaintiffs allege that the defendants’ greenhouse gas emissions caused global warming and resulted in the increase in the destructive capacity of Hurricane Katrina. On August 30, 2007, the court dismissed the plaintiffs’ complaint. On September 17, 2007, plaintiffs filed a notice of appeal of that dismissal to the U.S. Court of Appeals for the Fifth Circuit and their appeal is pending. The ARLP Partnership believes this complaint is without merit and we do not believe that an adverse decision in this litigation matter, if any, will have a material adverse effect on our business, financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners’ interests are listed on the NASDAQ Global Select Market under the symbol “AHGP”. The common units began trading on May 10, 2006. On February 27, 2009, the closing market price for the common units was $14.83 per unit and there were 59,863,000 common units outstanding. There were approximately 5,301 record holders and beneficial owners (held in street name) of common units at December 31, 2008.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit
1st Quarter 2007	$24.36	$19.66	$0.250 (paid May 18, 2007)
2nd Quarter 2007	$31.49	$23.00	$0.265 (paid August 17, 2007)
3rd Quarter 2007	$33.73	$21.73	$0.265 (paid November 19, 2007)
4th Quarter 2007	$27.64	$20.39	$0.2875 (paid February 19, 2008)
1st Quarter 2008	$25.50	$19.22	$0.2875 (paid May 20, 2008)
2nd Quarter 2008	$30.83	$21.96	$0.3525 (paid August 19, 2008)
3rd Quarter 2008	$31.00	$9.43	$0.390 (paid November 19, 2008)
4th Quarter 2008	$21.87	$10.18	$0.4025 (paid February 19, 2009)

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

We were formed in November 2005 and, therefore, we do not have any historical financial statements before that date. On May 15, 2006, we completed our IPO of 12,500,000 common units representing limited partner interests in us at a price of $25.00 per unit. Concurrent with the closing of the IPO, Alliance Management Holdings, LLC (“AMH”) and AMH II, LLC (“AMH II”) (which were the previous owners of MGP), AHGP and SGP entered into a Contribution Agreement (“Contribution Agreement”) pursuant to which 100% of the members’ interest in MGP, ARLP’s IDRs, 15,550,628 of ARLP’s common units and a 0.001% managing interest in Alliance Coal were contributed to us.

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

Our historical financial data below was derived from the AHGP Partnership’s audited consolidated financial statements as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

	Year Ended December 31,
	2008	2007	2006	2005	2004
(in millions, except per unit and per ton data)
Statements of Income
Sales and operating revenues:
Coal sales	$1,093.1	$960.3	$895.8	$768.9	$599.4
Transportation revenues	44.7	37.7	39.9	39.1	29.8
Other sales and operating revenues	18.3	35.0	31.5	30.7	24.1

Total revenues	1,156.1	1,033.0	967.2	838.7	653.3

Expenses:
Operating expenses (excluding depreciation, depletion and amortization)	801.9	685.1	627.8	521.5	436.4
Transportation expenses	44.7	37.7	39.9	39.1	29.8
Outside coal purchases	23.8	22.0	19.2	15.1	9.9
General and administrative	38.9	36.7	32.1	33.5	45.4
Depreciation, depletion and amortization	105.3	85.3	66.5	55.6	53.7
Gain from sale of coal reserves	(5.2)	—	—	—	—
Net gain from insurance settlement and other (1)	(2.8)	(11.5)	—	—	(15.2)

Total operating expenses	1,006.6	855.3	785.5	664.8	560.0

Income from operations	149.5	177.7	181.7	173.9	93.3
Interest expense (net of interest capitalized)	(22.1)	(11.6)	(12.2)	(14.6)	(15.8)
Interest income	3.7	1.7	3.0	2.8	0.8
Other income	0.9	1.4	0.9	0.6	1.1

Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest	132.0	169.2	173.4	162.7	79.4
Income tax expense (benefit)	(0.5)	1.7	3.0	2.7	2.7

Income before cumulative effect of accounting change, minority interest and non-controlling interest	132.5	167.5	170.4	160.0	76.7
Cumulative effect of accounting change (2)	—	—	0.1	—	—
Minority interest (expense)	(0.4)	0.3	0.2	—	—

Income before non-controlling interest	132.1	167.8	170.7	160.0	76.7
Affiliate non-controlling interest in consolidated partnership’s net income	—	—	—	—	—
Non-affiliate non-controlling interest in consolidated partnership’s net income	(50.9)	(79.9)	(85.0)	(84.4)	(41.5)

Net Income	$81.2	$87.9	$85.7	$75.6	$35.2

Basic and diluted net income per limited partner unit	$1.36	$1.47	$1.55	$1.60	$0.74

Weighted average number of units outstanding-basic and diluted	59,863,000	59,863,000	55,445,192	47,363,000	47,363,000

Balance Sheet Data:
Working capital	$240.8	$26.0	$37.2	$76.1	$54.2
Total assets	1,032.6	702.5	635.5	532.8	412.9
Long-term obligations (3)	440.8	137.1	127.5	144.0	162.0
Total liabilities	742.4	385.1	387.2	376.9	357.6
Partners’ capital	236.5	262.6	227.4	189.6	147.7
Other Operating Data:
Tons sold	27.2	24.7	24.4	22.8	20.8
Tons produced	26.4	24.3	23.7	22.3	20.4
Revenues per ton sold (4)	$40.86	$40.30	$38.00	$35.07	$29.98
Cost per ton sold (5)	$31.78	$30.11	$27.83	$25.00	$23.64
Other Financial Data:
Net cash provided by operating activities	$259.3	$241.6	$249.2	$193.6	$145.2
Net cash used in investing activities	(184.1)	(178.7)	(137.7)	(110.2)	(77.6)
Net cash provided by (used in) financing activities	169.7	(98.2)	(106.6)	(82.6)	(46.5)
EBITDA (6)	255.7	264.4	249.2	230.1	148.0
Maintenance capital expenditures (7)	77.7	76.3	67.8	56.7	31.6

(1)	Represents the net gain from the final settlement in 2004 and 2007 with the ARLP Partnership’s insurance underwriters for claims relating to a fire at the Dotiki mine and the MC Mining mine fire, respectively, and a realized gain in 2008 of $2.8 million on settlement of the ARLP Partnership’s claim against the third-party that provided security services at the time of the MC Mining mine fire (Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – MC Mining Mine Fire”).

(2)	Represents the cumulative effect of the accounting change attributable to the adoption of SFAS No. 123R, Share-Based Payments, on January 1, 2006.

(3)	Long-term obligations include long-term portions of debt and capital lease obligations.

(4)	Revenues per ton sold are based on the total of coal sales and other sales and operating revenues divided by tons sold.

(5)	Cost per ton sold is based on the total of operating expenses, outside coal purchases and general and administrative expenses divided by tons sold.

(6)	EBITDA is a non-GAAP measure and is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense, interest income and depreciation, depletion and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following table presents a reconciliation of (a) GAAP “Cash Flows Provided by Operating Activities” to a non-GAAP EBITDA and (b) non-GAAP EBITDA to GAAP income before non-controlling interest (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Cash flows provided by operating activities	$259,311	$241,552	$249,239	$193,626	$145,190
Non-cash compensation expense	(3,931)	(3,925)	(4,112)	(8,193)	(20,320)
Asset retirement obligations	(2,827)	(2,419)	(2,101)	(1,918)	(1,622)
Coal inventory adjustment to market	(452)	(21)	(319)	(573)	(488)
Net gain (loss) on sale of property, plant and equipment	911	3,189	1,188	(179)	332
Gain on sale of coal reserves	5,159	—	—	—	—
Gain from insurance recoveries for property damage	—	2,357	—	—	—
Gain from insurance settlement proceeds received in a prior period	—	5,088	—	—	—
Loss on retirement of damaged vertical belt equipment	—	—	—	(1,298)	—
Other	(366)	(811)	(1,119)	(580)	(587)
Net effect of working capital changes	(19,971)	7,789	(5,802)	34,767	7,917
Interest expense, net	18,369	9,928	9,185	11,811	14,963
Income tax expense (benefit)	(480)	1,670	3,013	2,682	2,641

EBITDA	255,723	264,397	249,172	230,145	148,026
Depreciation, depletion and amortization	(105,278)	(85,310)	(66,497)	(55,647)	(53,674)
Interest expense, net	(18,369)	(9,928)	(9,185)	(11,811)	(14,963)
Income tax (expense) benefit	480	(1,670)	(3,013)	(2,682)	(2,641)
Cumulative effect of accounting change	—	—	112	—	—
Minority interest (expense)	(420)	332	161	—	—

Income before non-controlling interest	$132,136	$167,821	$170,750	$160,005	$76,748

(7)	The ARLP Partnership’s maintenance capital expenditures, as defined under the terms of its partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of its capital assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, please see “Item 8. Financial Statements and Supplementary Data.—Note 1. Organization and Presentation” and “Note 2. Summary of Significant Accounting Policies.”

Executive Overview

The AHGP Partnership

We have no operating activities apart from those conducted by the ARLP Partnership, and our cash flows currently consist primarily of distributions from ARLP for our ARLP partnership interests, including the IDRs that we own. We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership’s financial results and the results of our other subsidiaries. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP are reflected as a non-controlling interest in our consolidated income statement and balance sheet. Accordingly, the non-controlling partners’ interest in the ARLP Partnership is reflected as an expense in our results of operations. In addition to the ARLP Partnership, our historical consolidated results of operations include the results of operations of MGP, our wholly-owned subsidiary.

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

The ARLP Partnership

The ARLP Partnership is a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users. In 2008, its total coal production was 26.4 million tons and total coal sales were 27.2 million tons. The coal it produced in 2008 was approximately 26.5% low-sulfur coal, 11.0% medium-sulfur coal and 62.5% high-sulfur coal. The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

The ARLP Partnership operates eight mining complexes, and at December 31, 2008, had approximately 686.3 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. The ARLP Partnership believes it controls adequate reserves to implement its currently contemplated mining plans. The ARLP Partnership is constructing two new mining complexes, one in Kentucky and one in West Virginia, and also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. Please see “Item 1. Business—Mining Operations” for further discussion of the ARLP Partnership mines.

As discussed in more detail in “Item 1A. Risk Factors,” the ARLP Partnership’s results of operations could be impacted by prices for fuel, steel, explosives and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments. The ARLP Partnership’s results of operations could be impacted by its ability to obtain and renew permits necessary for its operations, secure or acquire coal reserves, find replacement buyers for coal under contracts with comparable terms to existing contracts, or the passage of new or expanded regulations that could limit its ability to mine, increase its mining costs or limit its customers’ ability to utilize coal as fuel for electricity generation.

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

We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern U.S. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

•

Illinois Basin segment is comprised of Webster County Coal’s Dotiki mining complex, Gibson County Coal’s Gibson North mining complex, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex and Warrior’s mining complex, the Gibson South reserves, certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and a mining complex currently under construction at River View. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development. For more information on the permitting process, and matters that could hinder or delay the process, please read “Item 1. Business – Regulation and Laws – Mining Permits and Approvals.”

•	Central Appalachian segment is comprised of Pontiki’s and MC Mining’s mining complexes.

•

Northern Appalachian segment is comprised of Mettiki (MD)’s mining complex, Mettiki (WV)’s Mountain View mining complex, two small third-party mining operations, a mining complex currently under construction at Tunnel Ridge, and the Penn Ridge property. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development. For more information on the permitting process, and matters that could hinder or delay the process, please read “Item 1. Business – Regulation and Laws – Mining Permits and Approvals.”

•

Other and Corporate segment includes marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, MAC and Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties.

How the ARLP Partnership Evaluates its Performance

The ARLP Partnership’s management uses a variety of financial and operational measurements to analyze its performance. Primary measurements include the following: (1) salable tons produced per unit shift; (2) coal sales price per ton; (3) Segment Adjusted EBITDA Expense per ton; and (4) EBITDA.

Salable Tons Produced Per Unit Shift. The ARLP Partnership reviews salable tons produced per unit shift as part of its operational analysis to measure the productivity of its operating segments which is significantly influenced by mining conditions and the efficiency of its preparation plants.

Coal Sales Price per Ton. The ARLP Partnership defines coal sales price per ton as total coal sales divided by tons sold. The ARLP Partnership reviews coal sales price per ton for its marketing efforts, market demand and trend analysis.

Segment Adjusted EBITDA Expense per Ton. The ARLP Partnership defines Segment Adjusted EBITDA Expense per ton as the sum of operating expenses, outside coal purchases and other income divided by total tons sold. The ARLP Partnership reviews segment adjusted EBITDA expense per ton for cost trends.

EBITDA. The ARLP Partnership defines EBITDA as net income before net interest expense, income taxes, depreciation, depletion and amortization, cumulative effect of accounting change and minority interest. EBITDA is used as a supplemental financial measure by the ARLP Partnership’s management and by external users of its financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of its assets without regard to financing methods, capital structure or historical cost basis,

•	the ability of its assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	its operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Sources of the ARLP Partnership’s Revenues

In 2008, approximately 90% of the ARLP Partnership’s sales tonnage was consumed by electric utilities with the balance shipped to third-party resellers, industrial consumers and cogeneration plants. In 2008, approximately 94.8% of the ARLP Partnership’s sales tonnage, including approximately 98.9% of its medium- and high-sulfur coal sales tonnage, was sold under long-term contracts. The balance of the ARLP Partnership’s sales were made in the spot market. The ARLP Partnership’s long-term contracts contribute to its stability and profitability by providing greater predictability of sales volumes and sales prices. In 2008, approximately 89.3% of the ARLP Partnership’s medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as scrubbers, to remove sulfur dioxide.

Expiration of Federal Non-Conventional Source Fuel Tax Credit

Historically, the ARLP Partnership received material revenues from coal sales, rental, marketing and other services provided under synfuel-related agreements at three of its mining operations. As anticipated, operations at these third-party synfuel facilities ended in December 2007 as the federal non-conventional source fuel tax credits expired. As a result, the ARLP Partnership no longer sells coal to the synfuel operators, but instead sells that coal directly to its customers, including (but not exclusively) Louisville Gas and Electric Company, Seminole Electric Cooperative, Inc., the Tennessee Valley Authority and VEPCO, each of which individually accounted for 10% or more of the ARLP Partnership’s total revenues in 2008. For 2007, the incremental net income benefit from the combination of the various coal synfuel-related agreements was approximately $28.5 million, assuming that coal pricing would not have increased without the availability of synfuel.

Analysis of Historical Results of Operations

A comparison of our operating results for the years ended December 31, 2008 and 2007 is primarily affected by the following significant items:

•	A gain on sale of non-core coal reserves of $5.2 million in 2008;

•

A gain of $1.9 million on settlement of claims relating to the 2005 failure of the vertical belt system (the “Vertical Belt Incident”) at the ARLP Partnership’s Pattiki mine in 2008 recorded as a reduction to operating expenses. The Vertical Belt Incident temporarily idled the Pattiki mine in June and July of 2005 following the failure of the vertical conveyor belt system used in conveying raw coal out of the mine. The 2008 gain resulted from a settlement reached with the third-party installer of the vertical belt system and represents a partial recovery of expenses incurred in 2005;

•

A gain of $2.8 million on settlement of claims against the third-party that provided security services at the time of the December 2004 MC Mining mine fire (“MC Mining Fire Incident”) was recognized in 2008. Additionally, in 2007 the ARLP Partnership recognized a net gain of $11.5 million from an insurance settlement of claims relating to the MC Mining Fire Incident, as well as a reduction in operating expenses of approximately $0.8 million. Please read “–MC Mining Mine Fire” below;

•

2007 included realized net income of approximately $28.5 million from various coal synfuel-related agreements. The expiration of the federal non-conventional source fuel tax credit and its impact on our results of operations are discussed in more detail above; and

•	2007 benefited from a net gain of $3.2 million realized from sales of surplus equipment as compared to a net gain of $0.9 million in 2008.

2008 Compared with 2007

In 2008, we reported income before non-controlling interest of $132.1 million, a decrease of 21.3% compared to 2007 income before non-controlling interest of $167.8 million. This decrease of $35.7 million was principally due to the significant items discussed above at the beginning of “Analysis of Historical Results of Operations,” in addition to higher depreciation, depletion and amortization resulting from capital expenditures associated with the ARLP Partnership’s growth initiatives and increased interest expense, net of interest income resulting from its 2008 financing activities, partially offset by improved coal sales. The ARLP Partnership’s 2008 financing activities are discussed in more detail below under “– Debt Obligations.” The ARLP Partnership had record tons sold and tons produced of 27.2 million and 26.4 million, respectively, for 2008 compared to 24.7 million tons sold and 24.3 million tons produced for 2007. Operating expenses in 2008 increased primarily as a result of higher coal production and sales volumes as well as increased labor and labor related expenses, materials and supply costs, maintenance costs, higher regulatory compliance costs and other factors described below.

	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)		(per ton sold)
Tons sold	27,170	24,725	N/A	N/A
Tons produced	26,429	24,269	N/A	N/A
Coal sales	$1,093,059	$960,354	$40.23	$38.84
Operating expenses and outside coal purchases	$825,630	$707,054	$30.39	$28.60

Coal sales. Coal sales increased 13.8% to $1.1 billion for 2008 from $960.4 million for 2007. The increase of $132.7 million reflected increased sales volumes (contributing $94.9 million of the increase) and higher average coal sales prices (contributing $37.8 million of the increase). Record tons sold increased 9.9% to 27.2 million tons for 2008 from 24.7 million tons in 2007. Record tons produced increased 8.9% to 26.4 million tons for 2008 from 24.3 million tons in 2007. Record average coal sales prices increased $1.39 per ton sold to $40.23 per ton in 2008 as compared to 2007, primarily as a result of improved contract pricing across all operations, as well as from certain higher priced sales in the spot and export markets, particularly in the Central and Northern Appalachian segments.

Operating expenses. Operating expenses increased 17.0% to $801.9 million in 2008 from $685.1 million in 2007 primarily as a result of increased production and tons sold, as well as the following factors:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation costs, increased to $9.51 per ton in 2008 from $8.84 per ton in 2007. This increase of $0.67 per ton represents pay rate and benefit increases and increased health care costs, as well as increased headcount due to capacity expansion and increased regulatory compliance;

•

Material and supplies and maintenance expenses per ton produced increased 10.6% and 8.5%, respectively, to $9.84 and $3.31 per ton, respectively, in 2008 from $8.90 and $3.05 per ton, respectively, in 2007. The respective increases of $0.94 and $0.26 per ton resulted from increased costs for certain products and services (particularly roof support, power, fuel and other consumables) used in the mining process, as well as higher compliance costs associated with more stringent regulatory enforcement which has also contributed to increased mine administrative expenses;

•	Expenses incurred during 2008 relating to the River View and Tunnel Ridge organic growth projects increased $2.6 million over 2007;

•	Production taxes and royalties (which were incurred as a percentage of coal sales and coal volumes) increased $3.3 million as a result of increased tons sold and increased average coal sales prices;

•

Reduced expenses of $6.0 million in 2008 as compared to 2007 were associated with the purchase and sale of coal during 2007 under a settlement agreement the ARLP Partnership entered into with ICG in November 2005. Consistent with the guidance in the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG pursuant to that settlement agreement were combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki’s sales price to ICG was reported as an operating expense. The ARLP Partnership fully satisfied its coal sales agreement with ICG in April 2007. For more information, please read, “Other” under “Item 8. Financial Statements and Supplementary Data – Note 20. Commitments and Contingencies”;

•	2008 benefited from a $1.9 million gain on settlement of claims relating to the Vertical Belt Incident at the ARLP Partnership’s Pattiki mine;

•	2007 included a $0.8 million reduction in operating expenses as a result of the final insurance settlement of the MC Mining Fire Incident. Please read “– MC Mining Mine Fire” below; and

•	The 2007 operating expenses benefited from net gains of $3.2 million realized from the sale of surplus equipment as compared to net gains of $0.9 million realized in 2008.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues and products and services provided by MAC and Matrix Design. The 2007 other sales and operating revenues include rental and service fees from third-party coal synfuel facilities. Other sales and operating revenues decreased to $18.3 million for 2008 from $34.9 million for 2007. The decrease of $16.6 million was primarily attributable to the loss of synfuel-related benefits due to the expiration of the non-conventional synfuel tax credits on December 31, 2007, partially offset by increased revenues from transloading services and MAC and Matrix Design product sales. The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “–Executive Overview.”

Outside coal purchases. Outside coal purchases increased $1.8 million to $23.8 million in 2008 from $22.0 million in 2007. The increase was primarily attributable to an increase in outside coal purchases in the Northern Appalachian region to supply attractive spot and export market opportunities partially offset by lower purchases in the Illinois Basin and Central Appalachian regions.

General and administrative. General and administrative expenses for 2008 increased to $38.9 million compared to $36.7 million for 2007. The increase of $2.2 million was primarily attributable to higher salary and benefit costs related to increased staffing levels and higher incentive compensation expense.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased to $105.3 million in 2008 compared to $85.3 million in 2007. The increase of $20.0 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects, reserve acquisitions and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest, increased to $22.1 million in 2008 from $11.7 million in 2007. The increase of $10.4 million was principally attributable to interest expense resulting from the ARLP Partnership’s 2008 financing activities, partially offset by reduced interest expense resulting from its August 2008 principal repayment of $18.0 million on its original senior notes issued in 1999. The ARLP Partnership’s 2008 financing activities are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income increased to $3.8 million for 2008 from $1.7 million in 2007. The increase of $2.1 million resulted from increased interest income earned on short-term investments purchased with funds received from the ARLP Partnership’s 2008 financing activities, which is discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses each increased 18.8% to $44.8 million in 2008 compared to $37.7 million for 2007. The increase of $7.1 million in 2008 was primarily attributable to higher transported coal volumes and higher average per ton transportation rates compared to 2007, primarily reflecting higher fuel costs and the location of the ARLP Partnership’s customers for which it arranged transportation. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income before income taxes, minority interest and non-controlling interest. Income before income taxes, minority interest and non-controlling interest decreased 21.9% to $132.1 million for 2008 compared to $169.2 million for 2007. The decrease of $37.1 million reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax benefit for 2008 was $0.5 million compared to income tax expense of $1.7 million for 2007. The income tax benefit for 2008 was primarily due to operating losses associated with Matrix Design, a business owned by the ARLP Partnership’s subsidiary, ASI. The 2007 income tax expense was impacted by ASI’s receipt of a material amount of income from services it provided to a third-party coal synfuel facility, which ceased operations on December 31, 2007 as a result of the expiration of the synfuel tax credits. The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “– Executive Overview.”

Minority interest. In March 2006, White County Coal and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s portion of MAC’s net income and net loss was $0.4 million and $0.3 million for 2008 and 2007, respectively, and is recorded as minority interest on our consolidated income statement.

Segment Information. Please read “Item 8. Financial Statements and Supplementary Data – Note 22. Segment Information” for more information concerning our reportable segments. Our 2008 Segment Adjusted EBITDA decreased $6.5 million, or 2.2%, to $294.6 million from 2007 Segment Adjusted EBITDA of $301.1 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2008	2007
Segment Adjusted EBITDA
Illinois Basin	$194,410	$208,658	$(14,248)	(6.8)%
Central Appalachia	52,812	58,937	(6,125)	(10.4)%
Northern Appalachia	39,480	35,478	4,002	11.3%
Other and Corporate	7,856	(1,952)	9,808	(1)
Elimination	22	—	22	—

Total Segment Adjusted EBITDA (2)	$294,580	$301,121	$(6,541)	(2.2)%

Tons sold
Illinois Basin	20,496	17,970	2,526	14.1%
Central Appalachia	3,428	3,455	(27)	(0.8)%
Northern Appalachia	3,246	3,300	(54)	(1.6)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	27,170	24,725	2,445	9.9%

Coal sales
Illinois Basin	$715,862	$612,850	$103,012	16.8%
Central Appalachia	207,339	193,104	14,235	7.4%
Northern Appalachia	169,858	147,315	22,543	15.3%
Other and Corporate	—	7,085	(7,085)	(1)
Elimination	—	—	—	—

Total coal sales	$1,093,059	$960,354	$132,705	13.8%

Other sales and operating revenues
Illinois Basin	$1,123	$25,371	$(24,248)	(95.6)%
Central Appalachia	258	99	159	(1)
Northern Appalachia	4,422	4,201	221	5.3%
Other and Corporate	23,138	10,076	13,062	(1)
Elimination	(10,614)	(4,802)	(5,812)	(1)

Total other sales and operating revenues	$18,327	$34,945	$(16,618)	(47.6)%

Segment Adjusted EBITDA Expense
Illinois Basin	$522,575	$429,563	$93,012	21.7%
Central Appalachia	157,575	145,759	11,816	8.1%
Northern Appalachia	134,800	116,037	18,763	16.2%
Other and Corporate	20,441	19,112	1,329	7.0%
Elimination	(10,636)	(4,802)	(5,834)	(1)

Total Segment Adjusted EBITDA Expense (3)	$824,755	$705,669	$119,086	16.9%

(1)	Percentage increase or decrease was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as income before net interest expense, income taxes, depreciation, depletion and amortization, minority interest and non-controlling interest. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Year Ended December 31,
	2008	2007
Segment Adjusted EBITDA	$294,580	$301,121
General and administrative	(38,857)	(36,724)
Depreciation, depletion and amortization	(105,278)	(85,310)
Interest expense, net	(18,369)	(9,928)
Income tax (expense) benefit	480	(1,670)
Minority interest (expense)	(420)	332

Income before non-controlling interest	$132,136	$167,821

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments. In the ARLP Partnership’s evaluation of EBITDA, which is discussed above under “ – How We Evaluate Our Performance,” Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Year Ended December 31,
	2008	2007
Segment Adjusted EBITDA Expense	$824,755	$705,669
Outside coal purchases	(23,776)	(21,969)
Other income	875	1,385

Operating expense (excluding depreciation, depletion and amortization)	$801,854	$685,085

Illinois Basin – Segment Adjusted EBITDA for 2008, as defined in reference (2) to the table above, decreased 6.8% to $194.4 million, as compared to 2007 Segment Adjusted EBITDA of $208.7 million. The decrease of $14.3 million is primarily attributable to the loss of synfuel-related benefits and higher operating expenses partially offset by increased coal sales and a $1.9 million gain on settlement of claims relating to the Pattiki Vertical Belt Incident. Other sales and operating revenues decreased by $24.2 million due to the expiration of the non-conventional synfuel-related tax credits on December 31, 2007 and the resulting loss of benefits derived from supplying third-party coal synfuel facilities with coal feedstock and related services. The ARLP Partnership’s synfuel-related arrangements are discussed in more detail above under “– Executive Overview”. Illinois Basin coal sales in 2008 increased by $103.0 million to $715.9 million as compared to $612.9 million in 2007, primarily as a result of increased tons sold of 2.5 million tons (contributing $86.0 million of the increase in coal sales) reflecting increased production capacity at the Elk Creek and Warrior mines and increased production at the Dotiki and Gibson mines. Additionally, increased coal sales in 2008 resulted from a higher average coal sales price per ton, which increased 2.4% to $34.93 per ton for 2008 as compared to $34.10 per ton for 2007 (contributing $17.0 million of the total increase in coal sales). The 2008 average coal sales prices benefited from improved long-term contract realizations. Total Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for 2008 increased 21.7% to $522.6 million from $429.6 million in 2007, primarily as a result of production costs and sales related expenses associated with increased tons sold, as well as the impact of the cost increases described above under consolidated operating expenses. The 2007 Segment Adjusted EBITDA Expense also benefited from certain favorable operating tax adjustments. On a per ton sold basis, 2008 Segment Adjusted EBITDA Expense increased $1.60 to $25.50 per ton as compared to the 2007 Segment Adjusted EBITDA Expense of $23.90 per ton.

Central Appalachia – Segment Adjusted EBITDA for 2008, as defined in reference (2) to the table above, decreased 10.4% to $52.8 million as compared to 2007 Segment Adjusted EBITDA of $58.9 million. The $6.1 million decrease was primarily the result of the net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million in 2007 related to the MC Mining Fire Incident, as compared to a $2.8 million gain recognized in 2008 on settlement of claims from the third-party that provided security services at the time of the fire. Please read “– MC Mining Mine Fire” below. Central Appalachia coal sales for 2008 and 2007 were $207.3 million and $193.1 million, respectively, an increase of $14.2 million primarily resulting from a higher average coal sales price per ton, which increased $4.60 to $60.49 per ton for 2008 as compared to $55.89 per ton for 2007 (contributing $15.7 million of the total increase in coal sales). Higher 2008 average coal sales prices reflect both improved contract sales prices, as well as certain higher priced sales in the spot and export markets. Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for 2008, increased 8.1% to $157.6 million, as compared to $145.8 million for 2007. Segment Adjusted EBITDA Expense per ton increased $3.78 to $45.97 per ton in 2008, as compared to $42.19 per ton in 2007 resulting from a lower percentage of saleable tons recovered from raw production, increased labor and benefits expense, as well as other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA for 2008, as defined in reference (2) to the table above, increased 11.3% to $39.5 million as compared to 2007 Segment Adjusted EBITDA of $35.5 million. The increase of $4.0 million in Segment Adjusted EBITDA was primarily attributable to a higher average sales price of $52.33 per ton during 2008 as compared to $44.64 per ton during 2008, resulting from improved pricing on long-term sales contracts and certain higher priced sales in the spot and export markets. Segment Adjusted EBITDA Expense per ton sold during 2008 of $41.53 per ton was an increase of $6.37 per ton as compared to $35.16 per ton in 2007 (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in Segment Adjusted EBITDA Expense per ton sold was primarily a result of higher purchased coal expense, lower production in 2008 and increased power costs, coal transportation costs, water treatment costs and contract mining expenses. The decreased production in 2008 reflects adverse mining conditions and reduced saleable coal recoveries as compared to 2007.

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, increased to $7.9 million in 2008 from a loss of $1.9 million in 2007, primarily due to the $5.2 million gain on sale of non-core coal reserves and increased outside services revenue and product sales in 2008. The increase in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects increased expenses associated with higher outside services revenue and product sales.

Elimination – The increase is primarily comprised of the elimination of sales and operating expenses between MAC and Matrix Design and the ARLP Partnership’s operating mines.

2007 Compared with 2006

In 2007, we reported income before non-controlling interest of $167.8 million, a decrease of 1.7% compared to 2006 income before non-controlling interest of $170.8 million. The 2007 results were negatively impacted by higher materials and supplies and maintenance expenses per ton, higher incentive compensation expenses and increased depreciation and amortization, partially offset by higher average coal sales prices per ton and a $12.3 million benefit representing the net gain and reduced operating expenses associated with the final settlement of claims related to the MC Mining Mine Fire described below.

	December 31,		December 31,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	24,725	24,351	N/A	N/A
Tons produced	24,269	23,738	N/A	N/A
Coal sales	$960,354	$895,823	$38.84	$36.79
Operating expenses and outside coal purchases	$707,054	$646,969	$28.60	$26.57

Coal sales. Coal sales increased 7.2% to $960.3 million for 2007 from $895.8 million for 2006. The increase of $64.5 million reflected increased sales volumes (contributing $13.8 million of the increase) and higher average coal sales prices (contributing $50.7 million of the increase). Tons sold increased 1.5% to 24.7 million tons for 2007 from 24.4 million tons in 2006. Tons produced increased 2.2% to 24.3 million tons for 2007 from 23.7 million tons in 2006. Average coal sales prices increased $2.05 per ton sold in 2007 to $38.84 per ton as compared to 2006, primarily attributable to higher pricing on long-term sales contracts particularly in the Northern Appalachian segment described below.

Operating expenses. Operating expenses increased 9.1% to $685.1 million in 2007 from $627.8 million in 2006. The increase of $57.3 million primarily resulted from an increase in operating expenses associated with additional 407,000 produced tons sold as well as the following specific factors:

•

Labor and benefit expenses per ton produced increased 1.3% to $9.69 per ton in 2007 from $9.57 per ton in 2006. The increase of $0.12 per ton resulted from pay rate increases, higher health care costs, productivity reductions due to recently enacted federal and state regulations partly offset by lower workers’ compensation expense due to changes in estimates associated with year end valuations and improved productivity at certain mines that transitioned out of the development stage in 2006;

•

Material and supplies and maintenance expenses per ton produced increased 8.4% and 8.2%, respectively, to $8.75 and $3.05 per ton, respectively, in 2007 from $8.07 and $2.82 per ton, respectively, in 2006. The respective increases of $0.68 and $0.23 per ton resulted from increased costs for certain products and services (particularly roof support costs and transportation costs) used in the mining process, as well as, higher regulatory compliance costs. Those regulations also contributed to increased mine administrative expenses;

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

•

Reduced expenses of $9.0 million in 2007 as compared to 2006 were associated with the purchase and sale of more coal during 2006 under a settlement agreement the ARLP Partnership entered into with ICG in November 2005. Consistent with the guidance in EITF No. 04-13, Pontiki’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki’s sales price to ICG is reported as an operating expense. The ARLP Partnership fully satisfied its coal sales agreement with ICG in April 2007. For more information about the ICG settlement agreement, please read “Other” under “Item 8. Financial Statements and Supplementary Data – Note 20. Commitments and Contingencies”;

•

The 2006 operating expenses were reduced by $13.9 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with mine development. See “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies – Mine Development Costs”;

•

Reduced tax credit benefits of $6.6 million in 2007 were due to reduced coal production in Maryland. (See comments above concerning production taxes and royalties and depletion of the Mettiki D-Mine in Maryland); and

•	2007 benefited from net gains of $3.2 million realized from sale of surplus equipment.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of rental and service fees from third-party coal synfuel production facilities and Mt. Vernon transloading revenues. Other sales and operating revenues increased 10.8% to $34.9 million in 2007 from $31.5 million in 2006. The increase of $3.4 million was primarily attributable to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities, increased revenues from hoist and control system services, mine safety services and products and revenues from outside services, partially offset by lower transloading revenues due to decreased volumes. Synfuel operations ended on December 31, 2007. A more detailed discussion of the synfuel-related arrangements is discussed above under “– Executive Overview.”

Outside coal purchases. Outside coal purchases increased $2.8 million to $22.0 million in 2007 from $19.2 million in 2006. The increase was primarily attributable to an increase in outside coal purchases in the Central Appalachia region to supply new market opportunities partially offset by lower purchases in the Illinois Basin and Northern Appalachian regions.

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

Income tax expense. Income tax expense decreased to $1.7 million for 2007 from $3.0 million for 2006. The decrease of $1.3 million resulted from a state income tax on limited liability companies in Kentucky related to income from a limited liability company prior to our IPO as well as operating losses associated with Matrix Design, a business ASI acquired in September 2006, partially offset by increased tax expense due to increased volumes at the third-party coal synfuel facilities.

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

Segment Information. Please read “Item 8. Financial Statements and Supplementary Data – Note 22. Segment Information” for more information concerning our reportable segments. Our 2007 Segment Adjusted EBITDA increased 7.0% to $301.1 million from 2006 Segment Adjusted EBITDA of $281.3 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2007	2006
Segment Adjusted EBITDA
Illinois Basin	$208,658	$206,209	$2,449	1.2%
Central Appalachia	58,937	40,050	18,887	47.2%
Northern Appalachia	35,478	29,911	5,567	18.6%
Other and Corporate	(1,952)	5,154	(7,106)	(1)
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (2)	$301,121	$281,324	$19,797	7.0%

Tons sold
Illinois Basin	17,970	17,354	616	3.5%
Central Appalachia	3,455	3,552	(97)	(2.7)%
Northern Appalachia	3,300	3,423	(123)	(3.6)%
Other and Corporate	—	22	(22)	(1)
Elimination	—	—	—	—

Total tons sold	24,725	24,351	374	1.5%

Coal sales
Illinois Basin	$612,850	$587,087	$25,763	4.4%
Central Appalachia	193,104	182,922	10,182	5.6%
Northern Appalachia	147,315	106,628	40,687	38.2%
Other and Corporate	7,085	19,186	(12,101)	(63.1)%
Elimination	—	—	—	—

Total coal sales	$960,354	$895,823	$64,531	7.2%

Other sales and operating revenues
Illinois Basin	$25,371	$24,168	$1,203	5.0%
Central Appalachia	99	304	(205)	(67.4)%
Northern Appalachia	4,201	2,010	2,191	(1)
Other and Corporate	10,076	7,324	2,752	37.6%
Elimination	(4,802)	(2,266)	(2,536)	(1)

Total other sales and operating revenues	$34,945	$31,540	$3,405	10.8%

Segment Adjusted EBITDA Expense
Illinois Basin	$429,563	$405,045	$24,518	6.1%
Central Appalachia	145,759	143,176	2,583	1.8%
Northern Appalachia	116,037	78,727	37,310	47.4%
Other and Corporate	19,112	21,357	(2,245)	(10.5)%
Elimination	(4,802)	(2,266)	(2,536)	(1)

Total Segment Adjusted EBITDA Expense (3)	$705,669	$646,039	$59,630	9.2%

1.	Percentage increase or decrease was greater than or equal to 100%.

2.	Segment Adjusted EBITDA is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as income before net interest expense, income taxes, depreciation, depletion and amortization, minority interest, cumulative effect of accounting change and non-controlling interest. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to income before non-controlling interest (in thousands):

	Year Ended December 31,
	2007	2006
Segment Adjusted EBITDA	$301,121	$281,324
General and administrative	(36,724)	(32,152)
Depreciation, depletion and amortization	(85,310)	(66,497)
Interest expense, net	(9,928)	(9,185)
Income tax expense	(1,670)	(3,013)
Cumulative effect of accounting change	—	112
Minority interest	332	161

Income before non-controlling interest	$167,821	$170,750

3.	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments. In the ARLP Partnership’s evaluation of EBITDA, which is discussed above under “– How We Evaluate Our Performance,” Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Year Ended December 31,
	2007	2006
Segment Adjusted EBITDA Expense	$705,669	$646,039
Outside coal purchases	(21,969)	(19,213)
Other income	1,385	930

Operating expense (excluding depreciation, depletion and amortization)	$685,085	$627,756

Illinois Basin – Segment Adjusted EBITDA for 2007, as defined in reference (2) to the table above, increased 1.2%, to $208.7 million from 2006 Segment Adjusted EBITDA of $206.2 million. The increase of $2.5 million was primarily attributable to increased coal sales which rose by $25.8 million to $612.9 million during 2007 as compared to $587.1 million in 2006. Coal sales benefited from increased tons sold of 0.6 million tons (contributing $20.9 million of the increase in coal sales) reflecting expanded production capacity at the Hopkins mine and improved productivity at the Pattiki and Warrior mines. Additionally, increased coal sales in 2007 reflected higher average coal sales price per ton, which increased $0.27 per ton to $34.10 per ton (contributing $4.9 million of the increase in coal sales). The price increase was primarily the result of higher pricing on long-term sales contracts. Other sales and operating revenues increased $1.2 million, primarily due to an increase in rent and service fees associated with increased synfuel volumes at the ARLP Partnership’s third-party coal synfuel facilities. Please read “Executive Overview” above for a discussion regarding the status of third-party coal synfuel facilities. Total Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for 2007, increased 6.1% to $429.6 million from $405.0 million in 2006. On a per ton sold basis, 2007 Segment Adjusted EBITDA Expense rose to $23.90 per ton over the 2006 Segment Adjusted EBITDA Expense of $23.34 per ton. In addition to the increased tons sold, increased Segment Adjusted EBITDA Expense in 2007 compared to 2006 reflects the impact of cost increases described above under consolidated operating expenses.

Central Appalachia – Segment Adjusted EBITDA for 2007, as defined in reference (2) to the table above, increased $18.9 million to $58.9 million as compared to 2006 Segment Adjusted EBITDA of $40.0 million. The increase was primarily the result of the final settlement of the MC Mining Mine Fire, which resulted in a net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million (please read “– MC Mining Mine Fire” below) and higher average coal sales price per ton discussed above of $55.89 in 2007, an increase of 8.5% over the 2006 average coal sales price per ton of $51.50 (contributing a $15.2 million increase in coal sales). Coal sales increased 5.6% to $193.1 million for 2007 as compared to $182.9 million for 2006, reflecting higher average coal sales price per ton partially offset by a decrease of 2.7% in tons sold, or 97,000 tons (contributing a $5.0 million decrease in coal sales). Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for 2007 increased 1.8% to $145.8 million. The increase in Segment Adjusted EBITDA Expense per ton of $1.89 to $42.19 in 2007, as compared to 2006, was primarily a result of higher operating expenses associated with recently enacted federal and state regulations and increased purchased coal volumes, among other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA for 2007, as defined in reference (2) to the table above, increased $5.6 million to $35.5 million as compared to 2006 Segment Adjusted EBITDA of $29.9 million. The net increase in Segment Adjusted EBITDA reflects both an increase in the average sales price of $13.49 per ton to $44.64 per ton during 2007 as compared to $31.15 per ton during 2006 due to new coal sales contracts, as well as increased other sales and operating revenues of $2.2 million, partially offset by an increase in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, of $12.16 per ton to $35.16 per ton during 2007 as compared to $23.00 per ton during 2006. These variances reflect the impact of higher coal sales contract prices, as well as higher operating costs resulting from the transition of the Mettiki D-Mine longwall operation in Maryland to the new Mountain View longwall operation in West Virginia. Other impacts on Segment Adjusted EBITDA for 2007 as compared to 2006 include a 3.6% decrease in sold tonnage volume, increased other sales and operating revenues of $2.2 million, and the cost increases described above under consolidated operating expenses.

Other and Corporate – The decrease in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects lower operating expenses in 2007 attributable to lower brokerage coal purchases associated with the ICG agreement referred to above under consolidated operating expenses, partially offset by increased expenses associated with higher outside services revenue, which includes MAC and Matrix Design.

Elimination – The increase is primarily comprised of the elimination of sales and operating expenses between MAC and Matrix Design and the ARLP Partnership’s operating mines.

MC Mining Mine Fire

On June 18, 2007, the ARLP Partnership agreed to a full and final resolution of its insurance claims relating to a mine fire that occurred on or about December 25, 2004 at its MC Mining’s Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims the ARLP Partnership incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds paid to the ARLP Partnership. In 2006 and 2005, the ARLP Partnership received partial advance payments on the claims totaling $16.2 million, part of which it recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities pending final claim resolution. In June 2007, as a result of this final resolution, the ARLP Partnership received additional cash payments of $7.2 million and recognized a net gain from insurance settlement of approximately $11.5 million, as well as a reduction in operating expenses of approximately $0.8 million. In May 2008, the ARLP Partnership realized a $2.8 million gain on settlement of its claims against the third-party that provided security services at the time of the fire.

Ongoing Acquisition Activities

Consistent with its business strategy, from time to time the ARLP Partnership engages in discussions with potential sellers regarding possible acquisitions of certain assets and/or companies of the sellers.

Liquidity and Capital Resources

Liquidity

Our only cash generating assets are limited and general partnership interests in the ARLP Partnership, including IDRs, from which we receive quarterly distributions. We currently have no independent operations separate from those of the ARLP Partnership. We rely on distributions from the ARLP Partnership to fund our cash requirements.

The ARLP Partnership has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt and equity securities and borrowings under revolving credit facilities. The ARLP Partnership believes that the current cash on hand along with cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. The ARLP Partnership’s ability to satisfy obligations and planned expenditures will depend upon its future operating performance and access to financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, some of which are beyond its control. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows and sources of financing that it expects to have available, it does not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow is materially lower than expected, including the impact of increases in interest rates, future liquidity may be adversely affected. Please see “Item 1A. Risk Factors” above.

Cash Flows

Cash provided by operating activities was $259.3 million in 2008, compared to $241.6 million in 2007. The increase in cash provided by operating activities was principally attributable to favorable change in cash flows for certain operating assets and liabilities such as accounts payable, inventories, accrued payroll and related benefits and other assets and liabilities partially offset by decreased net income.

Net cash used in investing activities was $184.1 million in 2008, compared to $178.7 million in 2007. The increased use of cash in 2008 was primarily attributable to an increase in capital expenditures partially offset by a $23.5 million decrease in acquisitions of coal reserves and other assets for 2008 compared to 2007. Additionally, timing differences related to payment of accounts payable and accrued liabilities for 2008 capital expenditures and advances made on the Gibson County Coal rail project in 2007 partially offset the increases in capital expenditures for 2008.

Net cash provided by financing activities was $169.7 million for 2008 compared to net cash used in financing activities of $98.2 million for 2007. The increase in cash provided by financing activities was primarily attributable to the proceeds from the ARLP Partnership’s 2008 financing activities (see “–Debt Obligations”) partially offset by repayments under its revolving credit facility outstanding in 2008 as compared to 2007 and increased distributions paid to AHGP partners and the ARLP limited partners included in Non-Affiliate Non-Controlling interest in 2008.

The ARLP Partnership has various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated asset retirement obligations costs, workers’ compensation and pneumoconiosis, capital project commitments and pension funding. The ARLP Partnership expects to fund these commitments with cash on hand, cash generated from operations and borrowings under its revolving credit facility. The following table provides details regarding the ARLP Partnership’s contractual cash obligations as of December 31, 2008 (in thousands):

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$458,000	$18,000	$36,000	$36,000	$368,000
Future interest obligations on senior notes	207,409	31,593	58,698	52,715	64,403
Operating leases	13,242	4,583	5,702	1,155	1,802
Capital leases(1)	1,985	485	969	531	—
Reclamation obligations(2)	123,773	2,385	5,012	3,631	112,745
Purchase obligations for capital projects	116,128	116,128	—	—	—
Coal purchase commitments	21,000	13,600	7,400	—	—
Workers’ compensation and pneumoconiosis benefit(2)	232,755	13,222	18,061	15,025	186,447

	$1,174,292	$199,996	$131,842	$109,057	$733,397

(1)	Includes amounts classified as interest and maintenance cost.

(2)	Future commitments for reclamation obligations, workers’ compensation and pneumoconiosis are shown at undiscounted amounts.

The ARLP Partnership expects to contribute $10.6 million to the defined benefit pension plan (“Pension Plan”) during 2009. The ARLP Partnership estimates its income tax cash requirements to be approximately $2.1 million in 2009.

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

The ARLP Partnership uses a combination of surety bonds and letters of credit to secure its financial obligations for reclamation, workers’ compensation and other obligations as follows as of December 31, 2008 (dollars in thousands):

	Reclamation Obligation	Workers’ Compensation Obligation	Other	Total
Surety bonds	$58,979	$22,024	$2,127	$83,130
Letters of credit	—	32,772	10,198	42,970

Capital Expenditures

Capital expenditures increased to $176.5 million in 2008 compared to $119.6 million in 2007. See discussion of “Cash Flows” above concerning this increase in capital expenditures.

The ARLP Partnership currently projects average estimated annual maintenance capital expenditures of approximately $3.90 per ton produced. The ARLP Partnership’s anticipated total capital expenditures for 2009 are estimated in a range of $430 to $480 million. Management anticipates funding 2009 capital requirements with the ARLP Partnership’s December 31, 2008 cash and cash equivalents of $244.9 million, cash flows provided by operations and borrowing available under its revolving credit facility, as discussed below. The terms of the ARLP Partnership’s credit facility require it to seek a waiver from its lenders to incur capital expenditures, excluding acquisitions, in excess $328.9 million in 2009. The ARLP Partnership has not yet sought to obtain a waiver or to amend its credit facility but may seek such a waiver for its 2009 capital expenditures. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability of additional capital to the ARLP Partnership will depend upon prevailing market conditions, the market price of ARLP’s common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Insurance

During September 2008, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2008. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry worldwide. As a result, the ARLP Partnership has elected to retain a participating interest in its commercial property insurance program at an average rate of approximately 14.7% in the overall $75.0 million of coverage, representing 22% of the primary $50.0 million layer. The ARLP Partnership does not participate in the second layer of $25.0 million in excess of $50.0 million.

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

Debt Obligations

Alliance Holdings GP, L.P.

We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Mr. Craft. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At December 31, 2008, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

Alliance Resource Partners, L.P.

Credit Facility. On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For LIBOR borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At December 31, 2008, the ARLP Partnership had $13.9 million of letters of credit outstanding with $136.1 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility at December 31, 2008. The ARLP Partnership incurs an annual commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., holds a 5%, or $7.5 million, commitment in the $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions including Lehman with no individual institution representing more than 11.3% of the $150 million revolving credit facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October 2008. Although the ARLP Partnership has not made any borrowing requests since the bankruptcy filing by Lehman, it does not know if Lehman could, or would, fund its share of the commitment if requested. In the event Lehman, or any other financial institution in the ARLP Partnership’s syndicate, does not fund the ARLP Partnership’s future borrowing requests, its borrowing availability under the ARLP Credit Facility could be reduced. The obligations of the lenders under the ARLP Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

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

The proceeds from the Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) were used to repay $21.5 million outstanding under the ARLP Credit Facility and pay expenses associated with the offering of the 2008 Senior Notes. The remaining proceeds will be used to fund the development of the River View and Tunnel Ridge mining complexes and for other general working capital requirements. The ARLP Partnership incurred debt issuance costs of approximately $1.7 million associated with the 2008 Senior Notes, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively, the “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (i) a minimum debt to cash flow ratio of not more than 3.0 to 1.0, (ii) a ratio of cash flow to interest expense during the four most recently ended fiscal quarters of not less than 4.0 to 1.0 and (iii) maximum annual capital expenditures, excluding acquisitions, of $330.4 million for 2008. The debt to cash flow ratio, cash flow to interest expense ratio and actual capital expenditures were 1.7 to 1.0, 11.6 to 1.0 and $176.5 million for the year ended December 31, 2008, respectively. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2008.

Other. The ARLP Partnership has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At December 31, 2008, the ARLP Partnership had $29.0 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit.

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) with a third-party, which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with ARLP. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. By amendment effective April 1, 2008, the term of the Revolver was extended to June 30, 2009. Due to the consolidation of MAC in accordance with FIN No. 46R, the intercompany transactions associated with the Revolver are eliminated.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. From our summary of significant accounting policies included in “Item 8. Financial Statements and Supplementary Data,” we have identified the following accounting policies that require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis.

In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjusts the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material. Non-coal sales revenues primarily consist of transloading fees, mine safety services and products, rock dust sales and other handling and service fees. For 2007 and 2006, non-coal sales revenues included rental and service fees from third-party coal synfuel facilities, agreements related to these services expired on December 31, 2007 in conjunction with the expiration of non-conventional synfuel tax credits. These non-coal sales revenues are recognized as the services are performed. Transportation revenues are recognized in connection with the ARLP Partnership incurring the corresponding costs of transporting coal to customers through third-party carriers for which it is directly reimbursed through customer billings. The ARLP Partnership had no allowance for doubtful accounts for trade receivables at December 31, 2008 and 2007.

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

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan. A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $58.6 million and $56.9 million for these costs are recorded at December 31, 2008 and 2007, respectively. The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives. For additional information on our asset retirement obligations, please read “Item 8. Financial Statements and Supplementary Data – Note 16. Asset Retirement Obligations.”

Workers’ Compensation and Pneumoconiosis (“Black Lung”) Benefits

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. The ARLP Partnership generally provides for these claims through self-insurance programs. Workers’ compensation laws also compensate survivors or workers who suffer employment related deaths. The liability for traumatic injury claims is the ARLP Partnership’s estimate of the present value of current workers’ compensation benefits, based on its actuary estimates. The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. The ARLP Partnership had accrued liabilities of $56.7 million and $51.6 million for these costs at December 31, 2008 and 2007, respectively. A one-percentage-point reduction in the discount rate would have increased the liability at December 31, 2008 approximately $3.7 million, which would have a corresponding increase in operating expenses.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker’s pneumoconiosis or “black lung”. The ARLP Partnership provides for these claims through self-insurance programs. The ARLP Partnership’s black lung benefits liability is calculated using the service cost method based on the actuarial present value of the estimated black lung obligation. The actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The ARLP Partnership had accrued liabilities of $32.0 million and $30.0 million for these benefits at December 31, 2008 and 2007, respectively. A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2008 by approximately $0.5 million. Under the service cost method used to estimate its black lung benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

Resale Shelf

In June 2007, we filed with the SEC a shelf registration statement registering the resale of an aggregate of 47,363,000 outstanding units of equity securities by certain common unitholders.

Related Party Transactions

ARLP Omnibus Agreement

Pursuant to the terms of an amended omnibus agreement, AHGP agreed, and caused its controlled affiliates to agree, for so long as management controls the MGP, through its ownership of AHGP, not to engage in the business of mining, marketing or transporting coal in the U.S., unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the MGP Board of Directors with the concurrence of the conflicts committee of MGP (“MGP Conflicts Committee”), elects to cause ARLP not to pursue such opportunity or acquisition. The amended omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises AHGP that it has abandoned the pursuit of such business opportunity, and AHGP may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business owned or operated by AHGP and its affiliates at the closing of the IPO; any acquisition by AHGP or its affiliates, the majority value of which does not constitute a restricted business, provided ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by AHGP or our affiliates with the approval of the MGP Board of Directors or MGP Conflicts Committee. Except as provided in the amended omnibus agreement, we and our affiliates are not prohibited from engaging in activities that directly compete with ARLP. In addition, our affiliates are not prohibited from engaging in activities that compete directly with us.

Registration Rights

In connection with the IPO, we agreed to register for sale under the Securities Act and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates. These registration rights require us to file one registration statement for each of these groups. We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions. We satisfied our requirement by registering 47,863,000 outstanding common units on Form S-3 filed with the SEC on June 1, 2007, declared outstanding effective on June 27, 2007. A prospectus supplement was filed with the SEC on December 18, 2007. These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The amounts billed by AGP include $0.3 million, respectively, for each of the years ended December 31, 2008 and 2007 and $0.1 million for the period from May 15, 2006 to December 31, 2006, respectively, for costs principally related to the Directors Annual Retainer and Deferred Compensation Plan.

C-Holdings

At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Mr. Craft, as the lender. For the year ended December 31, 2008, we did not incur any interest expense or commitment fees to C-Holdings. For the year ended December 31, 2007 and from May 15, 2006 to December 31, 2006, we incurred interest expense to C-Holdings of $1,200 and $18,000, respectively, and commitment fees of $2,900 and $8,000, respectively.

Option Agreements

On July 31, 2008, August 6, 2008 and August 7, 2008, we entered into agreements with certain current and former members of management of the ARLP Partnership giving us the option to purchase 1,095,317 of our common units for the price of $29.98 per common unit at any time prior to October 28, 2008. We paid $0.02 per common unit for such option. On October 28, 2008, the option agreements expired and were not exercised.

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

River View Coal, LLC Acquisition

In April 2006, the ARLP Partnership acquired River View for approximately $1.65 million from ARH, which at the time of the ARLP Partnership’s acquisition, was owned by our current and former management, including majority shareholder Mr. Craft, President and Chief Executive Officer of AGP and MGP. At the time of this acquisition, the ARLP Partnership’s managing general partner was owned jointly by AMH and AMH II, and Mr. Craft was the majority owner and sole director of each of AMH and AMH II. Prior to the acquisition of River View, it had the right to purchase certain assets, including additional coal reserves, surface properties, facilities and permits from an unrelated party, for $4.15 million plus an overriding royalty on all coal mined and sold by River View from certain of the leased properties included in the assets. In a separate transaction in April 2006 immediately subsequent to the ARLP Partnership’s acquisition of River View, River View purchased these assets from the unrelated party and assumed initial asset retirement obligations of $2.9 million. After the completion of this purchase, River View controlled, through coal leases or direct ownership, approximately 105.4 million tons of high-sulfur coal reserves in the No. 7, No. 9 and No. 11 coal seams, located in Union County, Kentucky. As a result of these acquisitions the ARLP Partnership recorded assets of $8.7 million, offset by the fair value of the initial asset retirement obligation of approximately $2.9 million. Because the River View acquisition was between entities under common control, it was accounted for at historical cost.

Administrative Services

In connection with our IPO, we entered into an Administrative Services Agreement with ARLP, the Intermediate Partnership, MGP, AGP and ARH II, the indirect parent of SGP. Under the Administrative Services Agreement, certain personnel of the ARLP Partnership, including some executive officers, provide administrative services to us, MGP, AGP and ARH II and our respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.5 million, $0.4 million and $0.6 million from ARH II for the years ended December 31, 2008 and 2007 and the period from May 15, 2006 to December 31, 2006, respectively. This administrative service revenue is included in other sales and operating revenues in the consolidated statements of income.

Affiliate Contribution

During 2008 and 2007, an affiliated entity controlled by Mr. Craft contributed to us 25,898 and 50,980, respectively, of our common units, valued at approximately $0.6 million and $1.1 million, respectively, at the time of contribution and $0.8 million of cash for each of the years 2008 and 2007 for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of the contributions, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. Concurrent with these contributions, Alliance Coal distributed the common units to certain employees and recognized compensation expense of $1.4 million and $1.9 million in 2008 and 2007, respectively. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

SGP Land, LLC

On May 2, 2007, SGP Land, LLC (“SGP Land”), a subsidiary of SGP controlled by Mr. Craft, entered into a time sharing agreement with Alliance Coal concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time sharing agreement as amended, the ARLP Partnership reimbursed SGP Land $0.7 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively, for use of the aircraft.

On January 28, 2008, effective January 1, 2008, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land. The purchase price was $13.3 million. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through the mineral leases and sublease agreements described below. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million to the base lessors, are eliminated in our consolidated financial statements as of December 31, 2008.

In 2000, Webster County Coal entered into a mineral lease and sublease with SGP Land, requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid royalties of $2.7 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, Webster County Coal had recouped, against earned royalties otherwise due, all but $3.2 million of the advance minimum royalty payments made under the lease. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

In 2001, Warrior entered into a mineral lease and sublease with SGP Land. Under the terms of the lease, Warrior paid in arrears an annual minimum royalty of $2.3 million until $15.9 million of cumulative annual minimum and/or earned royalty payments were paid. The annual minimum royalty periods expired on September 30, 2007. In 2006, Warrior’s cumulative total of annual minimum royalties and/or earned royalty payments exceeded $15.9 million, and therefore the annual minimum royalty payment of $2.3 million was no longer required. Warrior paid royalties of $1.3 million and $5.1 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, Warrior had recouped, against earned royalties otherwise due, all advance minimum royalty payments made in accordance with these lease terms. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

In 2005, Hopkins County Coal entered into a mineral lease and sublease with SGP Land encompassing the Elk Creek reserves, and the parties also entered into a Royalty Agreement (collectively, the “Coal Lease Agreements”) in connection therewith. The Coal Lease Agreements extend through December 2015, with the right to renew for successive one-year periods for as long as Hopkins County Coal is mining within the coal field, as such term is defined in the Coal Lease Agreements. The Coal Lease Agreements provide for five annual minimum royalty payments of $0.7 million beginning in December 2005. The annual minimum royalty payments, together with cumulative option fees of $3.4 million previously paid prior to December 2005 by Hopkins County Coal to SGP Land, are fully recoupable against future earned royalty payments. Hopkins County Coal paid to SGP Land advance minimum royalties and/or option fees of $0.7 million during each of the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, Hopkins County Coal had recouped against advance minimum royalties and/or option fees otherwise due all but $4.4 million paid under the Coal Lease Agreements. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

Under the terms of the mineral lease and sublease agreements described above, Webster County Coal, Warrior and Hopkins County Coal also reimburse SGP Land for its base lease obligations. The ARLP Partnership reimbursed SGP Land $6.1 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively, for the base lease obligations. As of December 31, 2007, Webster County Coal, Warrior and Hopkins County Coal had recouped, against earned royalties otherwise due base lessors by SGP Land, all advance minimum royalty payments paid by SGP Land to the base lessors in accordance with the terms of the base leases (and reimbursed by Webster County Coal, Warrior and Hopkins County Coal), except for $0.4 million.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during each of the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, $1.5 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP

In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH. In connection with this acquisition, the ARLP Partnership assumed a coal lease with the SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, $12.0 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to match the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.

The ARLP Partnership has a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the lease, the ARLP Partnership will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for each of the years ended December 31, 2008, 2007 and 2006 was $2.6 million, respectively.

The ARLP Partnership has agreements with two banks to provide letters of credit in an aggregate amount of $31.0 million. At December 31, 2008, the ARLP Partnership had $29.0 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. SGP does not charge the ARLP Partnership for this guarantee. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and does not impact our consolidated financial statements.

Accruals of Other Liabilities

The ARLP Partnership had accruals for other liabilities, including current obligations, totaling $162.0 million and $149.6 million at December 31, 2008 and 2007. These accruals were chiefly comprised of workers’ compensation benefits, black lung benefits, and costs associated with asset retirement obligations. These obligations are self-insured. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, the ARLP Partnership’s results of operations may be significantly affected by changes to these liabilities. Please see “Item 8. Financial Statements and Supplementary Data - Note 16. Asset Retirement Obligations and Note 17. Accrued Workers’ Compensation and Pneumoconiosis (“Black Lung”) Benefits.”

Pension Plan

The ARLP Partnership maintains a Pension Plan, which covers employees at certain of its mining operations.

The ARLP Partnership’s pension expense was $1.9 million and $3.3 million for the years ended December 31, 2008 and 2007. The ARLP Partnership’s pension expense is based upon a number of actuarial assumptions, including an expected long-term rate of return on the Pension Plan assets of 8.35% and 7.75% and discount rates of 6.70% and 5.55% for the years ended December 31, 2008 and 2007, respectively. The ARLP Partnership’s actual return gain/(loss) on plan assets was (27.2)% and 8.6% for the years ended December 31, 2008 and 2007, respectively. Additionally, the ARLP Partnership bases its determination of pension expense on an unsmoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.

The expected long-term rate of return assumption is based on broad equity and bond indices. At December 31, 2008, the ARLP Partnership’s expected long-term rate of return assumption was 8.35% determined by the above factors and based on an asset allocation assumption of 60.0% with domestic equity securities, with an expected long-term rate of return of 10.6%, 10.0% invested in international equities with an expected long-term rate of return of 6.9% and 30.0% with fixed income securities, with an expected long-term rate of return of 5.8%. The ARLP Partnership, along with its Pension Plan trustee, regularly reviews actual asset allocation in accordance with the investment guidelines and periodically rebalances the investments to the targeted allocation when considered appropriate. ARLP’s investment committee annually reviews its asset allocation with the compensation committee of the MGP Board of Directors (“MGP Compensation Committee”).

The discount rate that the ARLP Partnership utilizes for determining its future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. The ARLP Partnership has historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate. At December 31, 2008, the discount rate was determined using high quality bond yield curves adjusted to reflect the plan’s estimated payout. The discount rate determined on this basis decreased from 6.65% at December 31, 2007 to 6.15% at December 31, 2008.

As of December 31, 2008, the Pension Plan was underfunded by approximately $20.0 million. The ARLP Partnership estimates that its Pension Plan expense and cash contributions will be approximately $4.7 million and $10.6 million, respectively, in 2009. Future actual pension expense and contributions will depend on future investment performance, changes in future discount rates and various other factors related to the employees participating in the Pension Plan.

Lowering the expected long-term rate of return assumption by 1.0% (from 8.35% to 7.35%) at December 31, 2007 would have increased the ARLP Partnership’s pension expense for the year ended December 31, 2008 by approximately $0.4 million. Lowering the discount rate assumption by 0.5% (from 6.65% to 6.15%) at December 31, 2007 would have increased pension expense for the year ended December 31, 2008 by approximately $0.4 million.

Inflation

Over the course of the last three years, the ARLP Partnership’s results have been significantly impacted by price increases affecting many of the components of its operating expenses such as fuel, steel, maintenance expense and labor. Recent governmental initiatives to stimulate economies worldwide remains unclear. Any resulting inflationary or deflationary pressures could adversely affect the results of the ARLP Partnership’s operations. Please see “Item 1A. Risk Factors.”

New Accounting Standards

New Accounting Standards Issued and Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S., and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the exception of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis for which the requirements of SFAS No. 157 have been deferred by the FASB for one year. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure at fair value financial instruments and certain other eligible items which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to present any of our financial assets or liabilities currently recorded on our consolidated balance sheet at fair value under SFAS No. 159; therefore, the adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. SFAS No. 141R also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. We are currently evaluating the changes provided in this statement; however, we do not expect the adoption of SFAS No. 141R on January 1, 2009 to impact our historical consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries. Noncontrolling ownership interests in consolidated subsidiaries will be presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. Consolidated net income will now include earnings attributable to both the parent and the noncontrolling interests. Earnings per share will continue to be based on earnings attributable to only the parent company and does not change upon adoption of SFAS No. 160. SFAS No.160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS No. 160 also requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Statement will be applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of the fiscal year it is initially adopted. However, the presentation of noncontrolling interests within partners’ capital and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. We anticipate the adoption of SFAS No. 160 on January 1, 2009 will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The ARLP Partnership has significant long-term coal supply agreements. Virtually all of the long-term coal supply agreements are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to principally reflect changes in specified price indices or items such as taxes, royalties or actual production costs. For additional discussion of coal supply agreements, please see “Item 1. Business – Coal Marketing and Sales” and “Item 8. Financial Statements and Supplementary Data – Note 21. Concentration of Credit Risk and Major Customers.”

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars, and as a result, neither we nor the ARLP Partnership has material exposure to currency exchange-rate risks. At the current time, the ARLP Partnership does not have any interest rate, foreign currency exchange rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates. There were no borrowings outstanding under the ARLP Credit Facility at December 31, 2008.

AHGP had no borrowings outstanding under the AHGP Credit Facility at December 31, 2008.

The table below provides information about the ARLP Partnership’s market sensitive financial instruments and constitutes a “forward-looking statement.” The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2008 and 2007. The carrying amounts and fair values of financial instruments are as follows (in thousands):

Expected Maturity Dates as of December 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value December 31, 2008
ARLP fixed rate debt	$18,000	$18,000	$18,000	$18,000	$18,000	$368,000	$458,000	$362,824
Weighted Average interest rate	6.88%	6.82%	6.75%	6.68%	6.61%	6.60%

Expected Maturity Dates as of December 31, 2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value December 31, 2007
ARLP Senior Notes fixed rate	$18,000	$18,000	$18,000	$18,000	$18,000	$36,000	$126,000	$136,559
Weighted Average interest rate	8.31%	8.31%	8.31%	8.31%	8.31%	8.31%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the

General Partner and the Partners of

Alliance Holdings GP, L.P.:

We have audited the accompanying consolidated balance sheets of Alliance Holdings GP, L.P. and subsidiaries (the “AHGP Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and Partners’ capital for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the AHGP Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Holdings GP, L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the AHGP Partnership’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion on the AHGP Partnership’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma

March 6, 2009

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands, except unit data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$246,708	$1,783
Trade receivables	87,922	92,667
Other receivables	6,021	3,399
Inventories	26,510	26,100
Advance royalties	3,200	4,452
Prepaid expenses and other assets	10,162	9,281

Total current assets	380,523	137,682
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,085,214	948,210
Less accumulated depreciation, depletion and amortization	(468,784)	(427,572)

Total property, plant and equipment, net	616,430	520,638
OTHER ASSETS:
Advance royalties	23,828	25,974
Other long-term assets	11,845	18,194

Total other assets	35,673	44,168

TOTAL ASSETS	$1,032,626	$702,488

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$63,991	$47,034
Due to affiliates	54	1,343
Accrued taxes other than income taxes	11,235	11,091
Accrued payroll and related expenses	20,555	15,180
Accrued interest	3,454	3,826
Workers’ compensation and pneumoconiosis benefits	9,377	8,124
Current capital lease obligation	351	377
Other current liabilities	12,671	6,754
Current maturities, long-term debt	18,000	18,000

Total current liabilities	139,688	111,729
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	440,000	136,000
Pneumoconiosis benefits	31,436	29,392
Accrued pension benefit	19,952	—
Workers’ compensation	47,828	44,150
Asset retirement obligations	56,204	54,903
Due to affiliates	103	—
Long-term capital lease obligation	784	1,135
Minority interest	927	507
Other liabilities	5,459	7,333

Total long-term liabilities	602,693	273,420

Total liabilities	742,381	385,149

NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP:
Affiliate	(303,824)	(303,816)
Non-affiliates	357,573	358,601

Total non-controlling interest	53,749	54,785
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 59,863,000 units outstanding, respectively	256,395	262,445
Accumulated other comprehensive income (loss)	(19,899)	109

Total Partners’ capital	236,496	262,554

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,032,626	$702,488

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2008	2007	2006
SALES AND OPERATING REVENUES:
Coal sales	$1,093,059	$960,354	$895,823
Transportation revenues	44,755	37,688	39,879
Other sales and operating revenues	18,327	34,945	31,540

Total revenues	1,156,141	1,032,987	967,242

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	801,854	685,085	627,756
Transportation expenses	44,755	37,688	39,879
Outside coal purchases	23,776	21,969	19,213
General and administrative	38,857	36,724	32,152
Depreciation, depletion and amortization	105,278	85,310	66,497
Gain from sale of coal reserves	(5,159)	—	—
Net gain from insurance settlement and other	(2,790)	(11,491)	—

Total operating expenses	1,006,571	855,285	785,497

INCOME FROM OPERATIONS	149,570	177,702	181,745
Interest expense (net of interest capitalized of $808, $1,237 and $1,558, respectively)	(22,145)	(11,660)	(12,204)
Interest income	3,776	1,732	3,019
Other income	875	1,385	930

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	132,076	169,159	173,490
INCOME TAX EXPENSE (BENEFIT)	(480)	1,670	3,013

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, MINORITY INTEREST AND NON-CONTROLLING INTEREST	132,556	167,489	170,477
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	112
MINORITY INTEREST (EXPENSE)	(420)	332	161

INCOME BEFORE NON-CONTROLLING INTEREST	132,136	167,821	170,750
Affiliate non-controlling interest in consolidated partnership’s net income	(18)	(29)	(30)
Non-affiliate non-controlling interest in consolidated partnership’s net income	(50,904)	(79,927)	(85,011)

NET INCOME	$81,214	$87,865	$85,709

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$1.36	$1.47	$1.55

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$1.3175	$1.03	$0.33785

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	59,863,000	59,863,000	55,445,192

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,214	$87,865	$85,709
Adjustments to reconcile net income to net cash provided by operating activities:
Affiliate non-controlling interest in consolidated partnership’s net income	18	29	30
Non-affiliate non-controlling interest in consolidated partnership’s net income	50,904	79,927	85,011
Depreciation, depletion and amortization	105,278	85,310	66,497
Non-cash compensation expense	3,931	3,925	4,112
Asset retirement obligations	2,827	2,419	2,101
Coal inventory adjustment to market	452	21	319
Net gain on sale of property, plant and equipment	(911)	(3,189)	(1,188)
Gain from sale of coal reserves	(5,159)	—	—
Gain from insurance settlement proceeds received in a prior period	—	(5,088)	—
Gain from insurance recoveries for property damage	—	(2,357)	—
Minority interest expense (income)	420	(332)	(161)
Cumulative effect of accounting change	—	—	(112)
Other	366	811	1,119
Changes in operating assets and liabilities:
Trade receivables	4,745	3,891	(2,051)
Other receivables	(1,714)	1,236	(1,048)
Inventories	(960)	(6,484)	(3,851)
Prepaid expenses and other assets	(881)	(862)	563
Advance royalties	(4,244)	(2,724)	(6,484)
Accounts payable	5,730	(6,615)	2,187
Due to affiliates	(1,186)	79	(275)
Accrued taxes other than income taxes	144	(3,527)	1,441
Accrued payroll and related benefits	5,375	482	181
Pneumoconiosis benefits	2,044	3,230	3,022
Workers’ compensation	4,931	5,929	8,402
Other	5,987	(2,424)	3,715

Total net adjustments	178,097	153,687	163,530

Net cash provided by operating activities	259,311	241,552	249,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(176,482)	(119,590)	(188,630)
Changes in accounts payable and accrued liabilities	10,046	(7,094)	2,776
Proceeds from sale of property, plant and equipment	2,708	6,770	1,401
Proceeds from sale of coal reserves	7,159	—	—
Proceeds from insurance settlement for replacement assets	—	2,511	—
Purchase of marketable securities	—	—	(19,447)
Proceeds from marketable securities	—	260	68,497
Payment for acquisition of coal reserves and other assets	(29,800)	(53,309)	—
Payments for acquisition of businesses	—	—	(2,289)
Advances on Gibson rail project	—	(8,212)	—
Receipts on prior advances on Gibson rail project	2,244	—	—

Net cash used in investing activities	(184,125)	(178,664)	(137,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	350,000	—	—
Payments on long-term debt	(18,000)	(18,000)	(18,000)
Borrowings under revolving credit facilities	88,850	195,925	500
Payments under revolving credit facilities	(116,850)	(167,925)	(500)
Payments on capital lease obligation	(377)	(339)	—
Payment of debt issuance costs	(1,721)	(264)	(690)
Equity contribution received by Mid-American Carbonates	—	—	1,000
Contribution by limited partner - affiliate	816	813	—
Purchase of options on limited partner common units	(22)	—	—
Contributions to consolidated partnership from affiliate non-controlling interest	1	1	2
Distributions paid by consolidated partnership to affiliate non-controlling interest	(27)	(23)	(18)
Distributions paid by consolidated partnership to non-affiliate non-controlling interest	(54,062)	(46,703)	(40,834)
Distributions paid to Partners	(78,869)	(61,659)	(339,310)
Net proceeds from issuance of common units in initial public offering	—	—	291,300

Net cash provided by (used in) financing activities	169,739	(98,174)	(106,550)

NET CHANGE IN CASH AND CASH EQUIVALENTS	244,925	(35,286)	4,997
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,783	37,069	32,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$246,708	$1,783	$37,069

See notes to consolidated financial statements, including Note 15 for supplement cash flow information.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(In thousands, except unit data)

	Number of Limited Partner Units	Limited Partners’ Capital	Unrealized Gain(Loss)	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at January 1, 2006	47,363,000	196,622	(68)	(6,953)	189,601
Comprehensive income:
Net income	—	85,709	—	—	85,709
Unrealized gain	—	—	68	—	68
Other comprehensive income (loss)	—	—	—	(3)	(3)

Total comprehensive income (loss)					85,774
Net proceeds from initial public offering	12,500,000	291,300	—	—	291,300
Distribution to Partners	—	(339,310)	—	—	(339,310)

Balance at December 31, 2006	59,863,000	234,321	—	(6,956)	227,365
Comprehensive income:
Net income	—	87,865	—	—	87,865
Other comprehensive income	—	—	—	7,065	7,065

Total comprehensive income					94,930
Contribution by limited partner - affiliate	—	1,918	—	—	1,918
Distribution to Partners	—	(61,659)	—	—	(61,659)

Balance at December 31, 2007	59,863,000	262,445	—	109	262,554
Comprehensive income:
Net income	—	81,214	—	—	81,214
Other comprehensive income (loss)	—	—	—	(20,008)	(20,008)

Total comprehensive income					61,206
Distribution to Partners	—	(78,869)	—	—	(78,869)
Common control acquisition (Note 3)	—	(9,809)	—	—	(9,809)
Purchase of options on limited partner common units	—	(22)	—	—	(22)
Contribution by limited partner - affiliate	—	1,436	—	—	1,436

Balance at December 31, 2008	59,863,000	$256,395	$—	$(19,899)	$236,496

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

Organization and Formation

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP”. We own directly and indirectly 100% of the members’ interest in MGP, ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major U.S. utilities and industrial users. ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999, to acquire upon completion of ARLP’s initial public offering on August 19, 1999, certain coal and marketing assets of Alliance Resource Holdings, Inc. (“ARH”), a Delaware Corporation. We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership. In June 2006, ARH and its parent company became wholly-owned, directly and indirectly, by Joseph W. Craft, III, the Chairman, President and Chief Executive Officer of AGP and a Director and the President and Chief Executive Officer of MGP.

We are owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Alliance Resource Management GP, LLC, a Delaware limited liability company, and ARM GP Holdings, Inc, a Delaware corporation, are our direct subsidiaries. The Delaware limited partnerships, limited liability companies and corporation that comprise the ARLP Partnership, which we consolidate, are as follows: ARLP, Intermediate Partnership, Alliance Coal, Alliance Design Group, LLC, Alliance Land, LLC, Alliance Properties, LLC, Alliance Resource Properties, LLC, (“Alliance Resource Properties”), Alliance Service, Inc. (“Alliance Service”), Backbone Mountain, LLC, Excel Mining, LLC (“Excel”), Gibson County Coal, LLC (“Gibson County Coal”), Gibson County Coal (South), LLC (“Gibson South”), Hopkins County Coal, LLC (“Hopkins County Coal”), Matrix Design Group, LLC (“Matrix Design”), MC Mining, LLC (“MC Mining”), Mettiki Coal, LLC (“Mettiki (MD)”), Mettiki Coal (WV), LLC (“Mettiki (WV)”), Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”), Penn Ridge Coal, LLC (“Penn Ridge”), Pontiki Coal, LLC (“Pontiki”), River View Coal, LLC (“River View”), Tunnel Ridge, LLC (“Tunnel Ridge”), Warrior Coal, LLC (“Warrior”), Webster County Coal, LLC (“Webster County Coal”), and White County Coal, LLC (“White County Coal”).

Initial Public Offering and Concurrent Transactions

On May 15, 2006, we completed our initial public offering (“IPO”) of 12,500,000 common units representing limited partner interests in us at a price of $25.00 per unit. In connection with the IPO, Alliance Management Holdings, LLC (“AMH”) and AMH II, LLC (“AMH II”) (which were the previous owners of MGP), AHGP and SGP entered into a contribution agreement (“Contribution Agreement”) pursuant to which 100% of the members’ interest in MGP (which includes ARLP’s incentive distribution rights (“IDRs”) and MGP’s general partner interests in ARLP), 15,550,628 of ARLP’s common units and a 0.001% managing interest in Alliance Coal were contributed to us. As consideration for this contribution and in accordance with the terms of the Contribution Agreement, we distributed substantially all of the proceeds from our IPO to AMH and AMH II and issued 6,863,470, 19,858,362 and 20,641,168 of AHGP’s common units to AMH, AMH II and SGP, respectively. In June 2006, subsequent to the IPO, the AHGP common units and substantially all of the IPO proceeds distributed to AMH and AMH II were distributed to the individual members of AMH and AMH II. On April 26, 2007, our 0.001% managing interest in Alliance Coal was transferred to our subsidiary, MGP.

Contributions to ARLP

During 2008 and 2007, an affiliated entity controlled by Mr. Craft contributed to us 25,898 and 50,980, respectively, of our common units valued at approximately $0.6 million and $1.1 million, respectively, at the time of contribution and $0.8 million of cash for each of the years 2008 and 2007 for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of the contributions, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. Concurrent with these contributions, Alliance Coal distributed the common units to certain employees and recognized compensation expense of $1.4 million and $1.9 million in 2008 and 2007, respectively. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft (Note 19).

In November 2006, we contributed 6,459 common units of ARLP to MGP, and MGP contributed these ARLP units to ARLP in exchange for a general partner interest in its Intermediate Partnership. The unit contribution by MGP was necessary to maintain its 1.0001% general partner interest in the Intermediate Partnership. Therefore, as of December 31, 2008 and 2007, we owned 15,544,169 common units of ARLP, respectively, representing approximately 42.5%, respectively, of the total outstanding common units of ARLP.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of December 31, 2008 and 2007, and results of our operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2008. All of our intercompany transactions and accounts have been eliminated.

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

Since we own MGP, our consolidated financial statements reflect the consolidated results of the ARLP Partnership. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP, are reflected as a non-controlling interest in our consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as non-controlling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement (“Administrative Services Agreement”) and amounts billed by, and reimbursed to, AGP under our partnership agreement (Note 19).

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

Fair Value of Financial Instruments—The carrying amounts for accounts receivable, marketable securities, and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2008 and 2007, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $362.8 million and $136.6 million, respectively (Note 9).

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less. The ARLP Partnership had no restricted cash and cash equivalents at December 31, 2008 and had $2.0 million in restricted cash and cash equivalents at December 31, 2007, which were included in other assets in our consolidated balance sheets. The restricted cash and cash equivalents at December 31, 2007 were held in escrow and secured reclamation bonds.

Cash Management—The ARLP Partnership presented book overdrafts of $10.0 million and $6.7 million at December 31, 2008 and 2007, respectively, in accounts payable in the consolidated balance sheets.

Inventories—Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at the lower of cost or market on an average cost basis, less a reserve for obsolete and surplus items.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred. Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine, whichever is less, ranging from 2 to 13 years. Depreciable lives for mining equipment and processing facilities range from 2 to 13 years. Depreciable lives for land and depletable lives for mineral rights range from 2 to 13 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 13 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage which equals estimated proven and probable reserves. Therefore, the ARLP Partnership’s mineral rights are depleted based on only proven and probable reserves derived in accordance with Industry Guide 7. At December 31, 2008 and 2007, land and mineral rights include $27.1 million and $12.2 million, respectively, representing the carrying value of coal reserves attributable to properties where the ARLP Partnership is not currently engaged in mining operations or leasing to third-parties, and therefore, the coal reserves are not currently being depleted. The ARLP Partnership believes that the carrying value of these reserves will be recovered.

Mine Development Costs—Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.

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

Intangible Assets—Costs allocated to contracts with covenants not to compete (“Non-Compete Agreements”) are amortized on a straight-line basis over the life of the Non-Compete Agreement. Amortization expense associated with Non-Compete Agreements was $0.5 million, $0.3 million and $38,000 for the years ending December 31, 2008, 2007 and 2006, respectively. The Non-Compete Agreements are included in other assets on the consolidated balance sheets at December 31, 2008 and 2007. The ARLP Partnership’s Non-Compete Agreements at December 31, are summarized as follows (in thousands):

	2008	2007
Non-Compete Agreements, original cost	$4,153	$4,153
Accumulated amortization	(851)	(372)

Non-Compete Agreements, net	$3,302	$3,781

Amortization expense related to Non-Compete Agreements is estimated to be $0.5 million per year in 2009-2010 and $0.4 million per year in 2011-2013.

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

Asset Retirement Obligations—The ARLP Partnership records a liability for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Amortization of the related asset is recorded on a units of production method generally based upon the estimated life of the mine (Note 16).

Workers’ Compensation and Pneumoconiosis (“Black Lung”) Benefits—The ARLP Partnership is generally self-insured for workers’ compensation benefits, including black lung benefits. The ARLP Partnership accrues a workers’ compensation liability for the estimated present value of workers’ compensation and black lung benefits based on its actuarial determined calculations (Note 17).

Income Taxes—We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders. Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in our consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us. The ARLP Partnership’s subsidiary, Alliance Service, is subject to federal and state income taxes. Our tax counsel has provided an opinion that AHGP, MGP, ARLP, the Intermediate Partnership and Alliance Coal will each be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding the AHGP Partnership’s classification as a partnership for federal income tax purposes.

Pension Benefits—The ARLP Partnership’s defined benefit pension obligation and the related benefit cost are accounted for in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) and SFAS No. 87, Employers’ Accounting for Pensions. Pension cost and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, employee turnover rates and health care cost trend rates. The ARLP Partnership evaluates its assumptions periodically and makes adjustments to these assumptions and the recorded liability as necessary (Note 13).

Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material. Non-coal sales revenues primarily consist of transloading fees, mine safety services and products, rock dust sales and other handling and service fees. For 2007 and 2006, non-coal sales revenues included rental and service fees from third-party coal synfuel facilities, agreements related to these services expired on December 31, 2007 in conjunction with the expiration of non-conventional synfuel tax credits. These non-coal sales revenues are recognized as the services are performed. Transportation revenues are recognized in connection with the ARLP Partnership incurring the corresponding costs of transporting coal to customers through third-party carriers for which the ARLP Partnership is directly reimbursed through customer billings. The ARLP Partnership had no allowance for doubtful accounts for trade receivables at December 31, 2008 and 2007, respectively.

Common Unit-Based Compensation—The ARLP Partnership accounts for compensation expense attributable to non-vested restricted common units granted under the Long-Term Incentive Plan (“ARLP LTIP”) based on the requirements of SFAS No. 123R, Share-Based Payment. Accordingly, the fair value of award grants are determined on the grant date of the award and this value is recognized as compensation expense on a pro-rata basis, as appropriate over the requisite service period, and the corresponding liability is classified as equity and included in the Non-Controlling Interest Non-Affiliate in the consolidated financial statements (Note 14).

New Accounting Standards Issued and Adopted—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S., and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with the exception of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis for which the requirements of SFAS No. 157 have been deferred by the FASB for one year. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated financial statements (Note 9).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure at fair value financial instruments and certain other eligible items which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to present any of our financial assets or liabilities currently recorded on our consolidated balance sheet at fair value under SFAS No. 159; therefore, the adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted— In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. SFAS No. 141R also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. We are currently evaluating the changes provided in this statement; however, we do not expect the adoption of SFAS No. 141R on January 1, 2009 to impact our historical consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries. Noncontrolling ownership interests in consolidated subsidiaries will be presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. Consolidated net income will now include earnings attributable to both the parent and the noncontrolling interests. Earnings per share will continue to be based on earnings attributable to only the parent company and does not change upon adoption of SFAS No. 160. SFAS No.160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS No. 160 also requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Statement will be applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of the fiscal year it is initially adopted. However, the presentation of noncontrolling interests within partners’ capital and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. We anticipate the adoption of SFAS No. 160 on January 1, 2009 will have a material impact on our consolidated financial statements.

3.	ACQUISITIONS

SGP Land Acquisition

On January 28, 2008, effective January 1, 2008, the ARLP Partnership, through its subsidiary Alliance Resource Properties, acquired additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land, LLC (“SGP Land”). SGP Land is a subsidiary of SGP and is indirectly owned by Mr. Craft. Because the acquisition was between entities under common control, it was accounted for at historical cost. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through mineral leases and sublease agreements, pursuant to which the ARLP Partnership had paid advance royalties of approximately $8.0 million that had not yet been recouped against production royalties. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million paid to the base lessors, were eliminated upon consolidation of the ARLP Partnership’s financial statements. The purchase price of $13.3 million cash paid at closing was primarily attributable to the historical cost basis of the mineral rights included in property, plant and equipment. The ARLP Partnership financed this acquisition using a combination of existing cash on hand and borrowings under its revolving credit facility.

Illinois Basin Reserve Acquisition

In June 2007, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. The ARLP Partnership financed the purchase using a combination of existing cash on hand and borrowings under the ARLP Partnership’s revolving credit facility. The ARLP Partnership is mining these reserves from its adjacent Dotiki and Warrior mining complexes. As a result of the purchase, the ARLP Partnership reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves. This acquisition represented an approximate 14% increase in the ARLP Partnership’s reserves at the acquisition date. During 2008, the ARLP Partnership received a return of purchase price of $1.1 million due to a title failure on a portion of these coal reserves and consequently, the ARLP Partnership reduced its cost basis in these coal reserves.

River View Coal, LLC

In April 2006, the ARLP Partnership acquired River View for approximately $1.65 million from ARH, which at the time of the acquisition, was owned by our current and former management, including majority shareholder Mr. Craft, President and Chief Executive Officer of AGP and MGP. At the time of the acquisition, MGP was owned jointly by AMH and AMH II and Mr. Craft was the majority owner and sole director of each of AMH and AMH II. Prior to the acquisition of River View, it had the right to purchase certain assets, including additional coal reserves, surface properties, facilities and permits from an unrelated party, for $4.15 million plus an overriding royalty on all coal mined and sold by River View from certain of the leased properties included in the assets. In a separate transaction in April 2006 immediately subsequent to the ARLP Partnership’s acquisition of River View, River View purchased these assets from the unrelated party and assumed initial asset retirement obligations of $2.9 million. After the completion of this purchase, River View controlled, through coal leases or direct ownership, approximately 105.4 million tons of high-sulfur coal reserves in the No. 7, No. 9 and No. 11 coal seams, located in Union County, Kentucky. As a result of these acquisitions the ARLP Partnership recorded assets of $8.7 million, offset by the fair value of the initial asset retirement obligation of approximately $2.9 million.

The SGP Land and River View transactions described above were related-party transactions and, as such, were reviewed by the board of directors of MGP (“MGP Board of Directors”) and its conflicts committee (“MGP Conflicts Committee”). Based upon these reviews, the MGP Board of Directors and MGP Conflicts Committee determined that these transactions reflected market-clearing terms and conditions customary in the coal industry. As a result, the MGP Board of Directors and the MGP Conflicts Committee approved the River View and SGP Land transactions as fair and reasonable to the ARLP Partnership and its limited partners. Because the River View and SGP Land transactions were between entities under common control, they were accounted for at historical cost.

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

5.	INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2008	2007
Coal	$9,186	$12,660
Supplies (net of reserve for obsolescence of $1,332 and $1,233, respectively)	17,324	13,440

Total inventory	$26,510	$26,100

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, (in thousands):

	2008	2007
Mining equipment and processing facilities	$660,636	$627,712
Land and mineral rights	116,881	91,240
Buildings, office equipment and improvements	120,296	109,624
Construction in progress	73,479	13,341
Mine development costs	113,922	106,293

Property, plant and equipment, at cost	1,085,214	948,210
Less accumulated depreciation, depletion and amortization	(468,784)	(427,572)

Total property, plant and equipment, net	$616,430	$520,638

Equipment leased by the ARLP Partnership under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. Equipment under capital leases totaling $1.9 million included in mining equipment and processing facilities is amortized on the straight-line method over the shorter of its useful life or the related lease term. The provision for amortization of leased properties is included in depreciation, depletion and amortization expense. Accumulated amortization related to the ARLP Partnership’s capital lease was $0.6 million and $0.3 million as of December 31, 2008 and 2007, respectively, and amortization expense was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

7.	GIBSON RAIL ADVANCES

In 2007, Gibson County Coal, one of the ARLP Partnership’s subsidiaries, entered into contracts with CSX Transportation, Inc. (“CSX”) and Norfolk Southern Railway Company (“NS”), pursuant to which Gibson County Coal constructed a rail loop and the railroads constructed connections and siding facilities, in order to provide Gibson County Coal access to CSX and NS railways. Although these connections and siding facilities are assets of the respective rail companies, Gibson County Coal advanced $8.2 million on a combined basis to CSX and NS during 2007 toward the cost of construction of their infrastructure. In 2008, advances of $2.2 million were repaid to Gibson County Coal by rebates from CSX and NS as coal was shipped on their respective railways. The $6.0 million and $8.2 million of advances not yet repaid as of December 31, 2008 and 2007, respectively, are recorded in other receivables and other long-term assets in our consolidated balance sheet. Gibson County Coal also received additional rebates from both CSX and NS that were not recoupment of advances.

8.	LONG-TERM DEBT

Long-term debt consists of the following at December 31, (in thousands):

	2008	2007
ARLP Credit facility	$—	$28,000
ARLP Senior notes	108,000	126,000
ARLP Series A senior notes	205,000	—
ARLP Series B senior notes	145,000	—

	458,000	154,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$440,000	$136,000

AHGP Partnership. We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”) which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Mr. Craft, Chairman, President and Chief Executive Officer of AGP. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At December 31, 2008, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

Credit Facility. On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For LIBOR borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At December 31, 2008, the ARLP Partnership had $13.9 million of letters of credit outstanding with $136.1 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility at December 31, 2008. The ARLP Partnership incurs an annual commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., holds a 5%, or $7.5 million, commitment in the $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions including Lehman, with no individual institution representing more than 11.3% of the $150 million revolving credit facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October 2008. Although the ARLP Partnership has not made any borrowing requests since the bankruptcy filing by Lehman, the ARLP Partnership does not know if Lehman could, or would, fund its share of the commitment if requested. In the event Lehman or any other financial institution in the ARLP Partnership’s syndicate, does not fund the ARLP Partnership’s future borrowing requests, its borrowing available under the ARLP Credit Facility could be reduced. The obligations of the lenders under the ARLP Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

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

The proceeds from the Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) were used to repay $21.5 million outstanding under the ARLP Credit Facility and pay expenses associated with the offering of the 2008 Senior Notes. The remaining proceeds will be used to fund the development of the River View and Tunnel Ridge mining complexes and for other general working capital requirements. The ARLP Partnership incurred debt issuance costs of approximately $1.7 million associated with the 2008 Senior Notes, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

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

The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2008.

Other. The ARLP Partnership has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At December 31, 2008, the ARLP Partnership had $29.0 million in letters of credit outstanding under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit (Note 19).

Aggregate maturities of long-term debt are payable as follows (in thousands):

Year Ending December 31,
2009	$18,000
2010	18,000
2011	18,000
2012	18,000
2013	18,000
Thereafter	368,000

$458,000

9.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, requires enhanced disclosures about assets and liabilities carried at fair value and establishes a hierarchal disclosure framework based upon the quality of inputs used to measure fair value. We have elected to defer the application of SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until our fiscal year beginning January 1, 2009, as permitted by FASB Staff Position No. Financial Accounting Standard 157-2. As a result of this deferral, we have not applied the provisions of SFAS No. 157 to asset retirement obligations initially measured at fair value.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3—Instruments whose significant value drivers are unobservable.

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

The following table provides a summary of changes in fair value of the ARLP Partnership’s Level 3 workers’ compensation and long-term disability liabilities (included in other current and long-term liabilities) for the year ended December 31, 2008 (in thousands):

	Balance December 31, 2007	Accruals Increase/ (Decrease)	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance December 31, 2008
Workers’ compensation liability	$51,619	16,864	(11,653)	3,059	(3,218)	$56,671
Long-term disability liability	2,791	(406)	(163)	184	79	2,485

Valuation changes gain/loss related to the workers’ compensation and the long-term disability liabilities primarily represent valuation changes attributable to changes in the estimated liability for benefits associated with prior years or due to changes in interest rates and are recorded in operating expenses in our condensed consolidated statement of income.

At December 31, 2008 and 2007, respectively, the estimated fair value of the ARLP Partnership’s fixed rate term debt was $362.8 million and $136.6 million, respectively, based on interest rates that it believes is currently available to it for issuance of debt with similar terms and remaining maturities. The increase in fair value of total debt during the year ended December 31, 2008 primarily reflects the issuance by the Intermediate Partnership of the 2008 Senior Notes aggregating $350 million in principal amount on June 26, 2008 (Note 8).

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

10.	DISTRIBUTIONS OF AVAILABLE CASH

We distribute 100% of our available cash (including any held by MGP) within 50 days after the end of each quarter to unitholders of record. Available cash is generally defined in the partnership agreement as all cash and cash equivalents of AHGP and its direct subsidiaries on hand at the end of each quarter less reserves established by AGP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions.

Our cash generating assets currently consist entirely of our partnership interests in ARLP, from which we receive quarterly cash distributions. At December 31, 2008, our assets consisted of the following partnership interests in ARLP: a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP; the IDRs in ARLP, which we hold through our 100% ownership interest in MGP; 15,544,169 common units of ARLP, representing approximately 42.5% of the common units of ARLP; and a 0.001% managing interest in Alliance Coal.

The following table summarizes the quarterly per unit distribution paid during the respective quarter:

	Year
	2008	2007	2006
First Quarter	$0.2875	$0.2500	N/A
Second Quarter	$0.2875	$0.2500	N/A
Third Quarter	$0.3525	$0.2650	$0.215
Fourth Quarter	$0.3900	$0.2650	$0.215

The distribution paid in the third quarter 2006 of $0.215 was prorated for the 52-day period beginning May 10, 2006 (the day after we completed our IPO) to June 30, 2006 and was based on a declared initial quarterly distribution rate of $0.215 per unit.

On January 28, 2009, we declared a quarterly distribution of $0.4025 per unit, totaling approximately $24.1 million, which was paid on February 19, 2009, to all unitholders of record on February 12, 2009.

11.	INCOME TAXES

ARLP’s indirect subsidiary, Alliance Service, is subject to federal and state income taxes. Alliance Service’s income in 2007 and 2006 consists primarily of rental and service fees provided to an independent coal synfuel producer at Warrior. In September 2006, Alliance Service purchased assets from Matrix Design Group, Inc. through Matrix Design, a newly formed wholly-owned subsidiary. Alliance Service has minor temporary differences between Matrix Design’s financial reporting basis and the tax basis of its assets and liabilities. State taxes for 2006 also include $570,000 resulting from a new state income tax on limited liability companies in Kentucky that relates to income from a limited liability company prior to the IPO. Our adoption of FASB Interpretation (“FIN”) No. 48 on January 1, 2007 did not have a material impact on the consolidated financial statements and does not impact our financial position at December 31, 2008. Components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(312)	$1,468	$2,070
State	(30)	276	969

	(342)	1,744	3,039
Deferred:
Federal	(109)	(61)	(21)
State	(29)	(13)	(5)

	(138)	(74)	(26)

Income tax expense (benefit)	$(480)	$1,670	$3,013

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income taxes at statutory rate	$46,940	$59,922	$60,538
Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(47,402)	(58,420)	(58,360)
Increase/(decrease) resulting from:
State taxes, net of federal income tax	(6)	183	888
Other	(12)	(15)	(53)

Income tax expense (benefit)	$(480)	$1,670	$3,013

12.	NON-CONTROLLING INTEREST IN CONSOLIDATED PARTNERSHIP

When we consolidate the ARLP Partnership (Note 1), the non-controlling interest in consolidated partnership (“Non-Controlling Interest”) represents third-party and related-party ownership interests in the net assets of the ARLP Partnership. The following table shows the components of Non-Controlling Interest for the periods indicated (in thousands):

	December 31,
	2008	2007
Affiliate (SGP)	$(303,824)	$(303,816)
Non-Affiliates (ARLP’s non-affiliate limited partners)	357,573	358,601

Total non-controlling interest	$53,749	$54,785

The Non-Controlling Interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The Non-Controlling Interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. Upon adoption of SFAS No. 123R, Share Based Payment, on January 1, 2006, the total obligation associated with ARLP LTIP’s is also included in the Non-Affiliates component of Non-Controlling Interest (Note 14).

The following table summarizes cash distributions paid by ARLP to each component of the Non-Controlling Interest for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2007	2006
Distributions paid to non-controlling interests:
Affiliate (SGP)	$27	$23	$18
Non-Affiliates (ARLP’s non-affiliate limited partners)	54,062	46,703	40,834

	$54,089	$46,726	$40,852

Distributions paid to Non-Controlling Interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP Partnership agreement.

The Affiliate component of Non-Controlling Interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of December 31, 2008 and 2007 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

The presentation of Non-Controlling Interest on our consolidated financial statements will be materially impacted upon the adoption of SFAS No. 160 (Note 2).

13.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The ARLP Partnership’s employees currently participate in a defined contribution profit sharing and savings plan (“PSSP”) sponsored by the ARLP Partnership. This plan covers substantially all full-time employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The ARLP Partnership makes matching contributions based on a percent of an employee’s eligible compensation and for certain subsidiaries make an additional nonmatching contribution, based on an employee’s eligible compensation. Additionally, the ARLP Partnership contributes a defined percentage of eligible compensation for certain employees not covered by the defined benefit plan described below. The ARLP Partnership’s expense for this plan was approximately $8.0 million, $5.6 million and $4.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 was primarily attributable to a greater number of PSSP participants principally due to changes in the defined benefit plan (the “Pension Plan”) described below and higher salaries and wages included in the matching calculation.

Defined Benefit Plans—Employees at certain of the ARLP Partnership’s mining operations participate in the Pension Plan sponsored by the ARLP Partnership. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Effective during 2008, new employees of some of these participating operations were no longer eligible to participate in the Pension Plan, but were eligible to participate in the PSSP that the ARLP Partnership sponsors. Additionally, certain employees participating in the Pension Plan, for some of those participating operations, had the one-time option during 2008 to remain in the Pension Plan or participate in enhanced benefit provisions under the PSSP. The impact of the amended Pension Plan was not material to the 2008 consolidated financial statements.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2008 and 2007 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2008 and 2007, respectively (dollars in thousands):

	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of year	$39,648	$41,229
Service cost	2,555	3,435
Interest cost	2,726	2,267
Actuarial (gain)/loss	5,467	(6,616)
Benefits paid	(763)	(667)

Benefit obligation at end of year	49,633	39,648

Change in plan assets:
Fair value of plan assets at beginning of year	41,647	35,038
Employer contribution	—	4,400
Actual return on plan assets	(11,203)	2,876
Benefits paid	(763)	(667)

Fair value of plan assets at end of year	29,681	41,647

Funded status at the end of year	$(19,952)	$1,999

Amounts recognized in balance sheet:
Non-current asset	$—	$1,999
Non-current liability	(19,952)	—

	$(19,952)	$1,999

Amounts recognized in accumulated other comprehensive income consists of:
Net actuarial gain (loss)	$(19,899)	$109

Weighted-average assumptions as of December 31,
Discount rate	6.15%	6.65%
Expected rate of return on plan assets	8.35%	8.35%
Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	6.70%	5.55%
Expected return on plan assets	8.35%	7.75%
Weighted-average asset allocations as of December 31,
Equity securities	58%	71%
Fixed income securities	35%	24%
Cash and cash equivalents	7%	5%

	100%	100%

	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$2,555	$3,435	$3,224
Interest cost	2,726	2,268	1,949
Expected return on plan assets	(3,368)	(2,687)	(2,285)
Prior service cost	—	—	42
Net loss	30	258	313

Net periodic benefit cost	$1,943	$3,274	$3,243

	2008	2007
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$20,038	$(6,807)
Reversal of amortization item:
Net actuarial (gain) loss	(30)	(258)

Total recognized in accumulated other comprehensive income	20,008	(7,065)
Net periodic benefit cost	1,943	3,274

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$21,951	$(3,791)

Estimated future benefit payments as of December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$1,132
2010	1,353
2011	1,589
2012	1,837
2013	2,094
2014-2017	14,374

$22,379

The actuarial loss component of the change in benefit obligations for 2008 was primarily attributable to negative returns in asset values during 2008. The actuarial gain component of the change in benefit obligation for 2007 was primarily attributable to changes in the discount rate assumptions. The ARLP Partnership expects to contribute $10.6 million to the Pension Plan in 2009. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2009 fiscal year is $1.4 million.

As permitted under FASB No. 87, Employer’s Accounting for Pensions, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plan.

The compensation committee (“MGP Compensation Committee”) of the MGP Board of Directors maintains a Funding and Investment Policy Statement (“Policy Statement”) for the Pension Plan. The Policy Statement provides that the assets of the Pension Plan be invested in a prudent manner based on the stated purpose of the Pension Plan and diversified among a broad range of investments including domestic equity securities and international equity securities, domestic fixed income securities and cash equivalents. The Policy Statement provides that the Pension Plan shall be funded by employer contributions in amounts determined in accordance with generally accepted actuarial standards.

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

The MGP Compensation Committee has selected an investment manager to implement the selection and on-going evaluation of Pension Plan investments. The investments shall be selected from the following assets classes including mutual funds, collective funds, or the direct investment in individual stocks, bonds or cash equivalent investments, including: (a) money market accounts, (b) U.S. Government bonds, (c) corporate bonds, (d) large, mid, and small capitalization stocks, and (e) international stocks. The Policy Statement provides guidelines and limitations, subject to exceptions authorized by the MGP Compensation Committee under unusual market conditions: (i) the maximum investment in any one stock should not exceed 10.0% of the total stock portfolio, (ii) the maximum investment in any one industry should not exceed 30.0% of the total stock portfolio, and (iii) the average credit quality of the bond portfolio should be at least AA with a maximum amount of non-investment grade debt of 10.0%.

The Policy Statement’s current asset allocation guidelines are as follows:

	Percentage of Total Portfolio
	Minimum	Target	Maximum
Domestic stocks	50%	70%	90%
Foreign stocks	0%	10%	20%
Fixed income/cash	5%	20%	40%

The expected long-term rate of return assumption is based on broad equity and bond indices. The Pension Plan’s expected long-term rate of return of 8.35% is determined by the above factors and an asset allocation assumption of 60.0% invested in domestic equity securities with an expected long-term rate of return of 10.6%, 10.0% invested in international equities with an expected long-term rate of return of 6.9% and 30.0% invested in fixed income securities with an expected long-term rate of return of 5.8%. The Pension Plan was established effective January 1, 1997 and the ARLP Partnership’s initial contribution to the Pension Plan was made in 1998.

14.	COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and directors of MGP and its affiliates who perform services for the ARLP Partnership. The ARLP LTIP awards are of non-vested restricted units, which upon the satisfaction of vesting requirements entitle the ARLP LTIP participant to receive ARLP common units. Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to the review and approval of the MGP Compensation Committee. The aggregate number of units reserved for issuance under the ARLP LTIP was 1,200,000. Sponsorship of the ARLP LTIP was transferred from MGP to Alliance Coal effective May 15, 2006.

On January 29, 2008, the MGP Compensation Committee determined that the vesting requirements for the 2005 grants of 92,730 restricted units (which is net of 21,660 forfeitures) had been satisfied as of January 1, 2008. As a result of this vesting, on February 21, 2008, the ARLP Partnership issued 62,799 unrestricted common units to ARLP LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the ARLP LTIP participants. On January 29, 2008 and October 28, 2008, the MGP Compensation Committee authorized additional grants of up to 100,000 and 152,445 restricted units, respectively.

During the three months ended December 31, 2008, the nine months ended September 30, 2008 and years ended December 31, 2007 and 2006, the ARLP Partnership issued grants of 141,145 units, 93,600 units, 93,475 units and 90,700 units, respectively, which vest on January 1, 2012, January 1, 2011, January 1, 2010 and January 1, 2009, respectively, subject to the satisfaction of certain financial tests that management currently believes will be satisfied. As of December 31, 2008, 23,225 of these outstanding ARLP LTIP grants have been forfeited. On January 27, 2009, the MGP Compensation Committee determined that the vesting requirements for the 2006 grants of 71,975 restricted units (which is net of 18,725 forfeitures) had been satisfied as of January 1, 2009. As a result of this vesting, on February 12, 2009, the ARLP Partnership issued 47,571 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax obligations of the ARLP LTIP participants. After consideration of the January 1, 2009 vesting and subsequent issuance of 47,571 common units, 7,420 units remain available for issuance in the future, assuming that all grants currently issued and outstanding for 2007 and 2008 are settled with common units and no future forfeitures occur.

For the years ended December 31, 2008, 2007 and 2006, the ARLP Partnership recorded expense of $3.3 million, $2.9 million and $4.1 million, respectively. The total obligation associated with the ARLP LTIP as of December 31, 2008 and 2007 was $5.9 million and $6.0 million, respectively, and is included in the Non-Controlling Interest Non-Affiliate balance in our consolidated balance sheets.

The fair value of the 2008, 2007 and 2006 grants is based upon the intrinsic value at the date of grant, which was $31.27, $35.84 and $37.79 per restricted unit, respectively, on a weighted average basis. As required by SFAS No. 123R, the fair value was reduced for expected forfeitures, to the extent compensation expense had been previously recognized and the ARLP Partnership recorded a benefit of $112,000 upon adoption of SFAS No. 123R on January 1, 2006 as a cumulative effect of accounting change. The ARLP Partnership expects to settle the non-vested ARLP LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy the minimum statutory tax withholding requirements. As provided under the distribution equivalent rights provision of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distribution the ARLP Partnership makes to unitholders during the vesting period.

A summary of non-vested ARLP LTIP grants as of and for the year ended December 31, 2008 is as follows:

Non-vested grants at January 1, 2008	255,180
Granted	234,745
Vested	(92,730)
Forfeited	(1,500)

Non-vested grants at December 31, 2008	395,695

As of December 31, 2008, there was $6.8 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 2.1 years. As of December 31, 2008, the intrinsic value of the non-vested ARLP LTIP grants was $10.6 million.

The ARLP Partnership has a Supplemental Executive Retirement Plan (the “SERP”) to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of “phantom” ARLP units. The SERP is administered by the MGP Compensation Committee. Sponsorship of the SERP was transferred from MGP to Alliance Coal effective May 15, 2006.

For the years ended December 31, 2008, 2007 and 2006, the ARLP Partnership recorded SERP expense (income) of $(0.5) million, $0.4 million and $0.1 million, respectively. The SERP income for the year ended December 31, 2008 resulted from lower unit based compensation accruals due to a decrease in market value of ARLP common units from the beginning of the year to the end of the year. During 2007, the ARLP Partnership made cash distributions from the SERP totaling $1.5 million to three former executive officers that retired. The total accrued liability associated with the SERP plan was $2.6 million and $3.1 million as of December 31, 2008 and 2007, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

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

15.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
CASH PAID FOR:
Interest	$22,920	$13,038	$13,786

Income taxes	$—	$2,175	$3,045

NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$15,092	$5,046	$12,140

Non-cash contribution by limited partner - affiliate	$620	$1,105	$—

Market value of ARLP common units vested in ARLP’s Long-Term Incentive Plan before minimum statutory tax withholding requirements	$3,658	$6,674	$—

Asset acquired by capital lease	$—	$—	$1,862

16.	ASSET RETIREMENT OBLIGATIONS

The majority of the ARLP Partnership’s operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations, among other requirements, require restoration of property in accordance with specified standards and an approved reclamation plan. The ARLP Partnership accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. The ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted at a risk free rate ranging from 1.72% to 6.0% and recorded the present value of those estimates.

Discounting resulted in reducing the accrual for asset retirement obligations by $65.2 million and $65.1 million at December 31, 2008 and 2007, respectively. Estimated payments of asset retirement obligations as of December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$2,385
2010	4,512
2011	500
2012	284
2013	3,347
Thereafter	112,745

Aggregate undiscounted asset retirement obligations	123,773
Effect of discounting	(65,184)

Total asset retirement obligations	58,589
Less: current portion	(2,385)

Asset retirement obligations	$56,204

The following table presents the activity affecting the asset retirement and mine closing liability (in thousands):

	Year ended December 31,
	2008	2007
Beginning balance	$56,903	$50,895
Accretion expense	2,827	2,419
Payments	(1,414)	(617)
Allocation of liability associated with acquisition, mine development and change in assumptions	273	4,206

Ending balance	$58,589	$56,903

For the year ended December 31, 2008, the allocation of liability associated with acquisition, mine development and change in assumptions is a net increase of $0.3 million, and was primarily attributable to increased surface disturbances as a result of the new mine development work at River View and increased refuse site capacity at the Gibson County Coal and White County Coal operations, offset by reduced remaining liability estimates at Pontiki operations and a refuse site owned by Hopkins County Coal, as well as overall general changes in current estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates for coal reserve increases and decreases. For the year ended December 31, 2007, the allocation of liability associated with acquisition, mine development and change in assumptions of $4.2 million was primarily attributable to revisions in the cost estimates for existing water treatment obligations associated with Mettiki (MD) of $2.4 million and to the expansion of permitted refuse disposal areas at Gibson County Coal and Pontiki of $1.4 million and $1.7 million, respectively, as well as general increases in estimated costs of reclamation work, offset by liability decreases at certain other operations resulting from mine life extensions due to coal reserve acquisitions. Accretion expense was $2.1 million for the year ended December 31, 2006.

17.	ACCRUED WORKERS’ COMPENSATION AND PNEUMOCONIOSIS (“BLACK LUNG”) BENEFITS

Certain of the ARLP Partnership’s mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees and former employees and their dependents. In addition, the ARLP Partnership is liable for workers’ compensation benefits for traumatic injuries. Both black lung and traumatic claims are covered through the ARLP Partnership’s self-insured programs.

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

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers’ compensation laws also compensate survivors or workers who suffer employment related deaths. The ARLP Partnership’s liability for traumatic injury claims is the estimated present value of current workers’ compensation benefits, based on its actuarial estimates. The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 5.89% and 6.38% at December 31, 2008 and 2007, respectively, and for workers’ compensation was 6.11% and 5.95% at December 31, 2008 and 2007, respectively.

The black lung and workers’ compensation expense consists of the following components for the year ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Black lung benefits:
Service cost	$1,415	$2,027	$1,497
Interest cost	1,641	1,504	1,241
Net amortization	(745)	70	584

Total black lung	2,311	3,601	3,322
Workers’ compensation expense	18,395	17,192	21,242

Total expense	$20,706	$20,793	$24,564

The following is a reconciliation of the changes in black lung benefit obligations at December 31, 2008 and 2007 (in thousands):

	2008	2007
Benefit obligations at beginning of year	$30,047	$26,816
Service cost	1,415	2,027
Interest cost	1,641	1,504
Actuarial loss	(745)	70
Benefits and expense paid	(388)	(370)

Benefit obligations at end of year	$31,970	$30,047

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for black lung and workers’ compensation benefits at December 31, 2008 and 2007 (in thousands):

	2008	2007
Black lung claims	$31,970	$30,047
Workers’ compensation claims	56,671	51,619

Total obligations	88,641	81,666
Less current portion	(9,377)	(8,124)

Noncurrent obligations	$79,264	$73,542

Both the black lung and workers’ compensation obligations were unfunded at December 31, 2008 and 2007.

As of December 31, 2008 and 2007, the ARLP Partnership had $54.8 million and $47.9 million, respectively, in surety bonds and letters of credit outstanding to secure its workers’ compensation obligations.

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

18.	MINORITY INTEREST

In March 2006, White County Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form Mid-America Carbonates, LLC (“MAC”). MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that the ARLP Partnership is the primary beneficiary. House’s equity ownership in the net assets of MAC was $0.9 million and $0.5 million as of December 31, 2008 and 2007, respectively, which is recorded as minority interest on our consolidated balance sheet.

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with the ARLP Partnership. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. By amendment effective April 1, 2008 the term of the Revolver was extended to June 30, 2009. Due to the consolidation of MAC in accordance with FIN 46R, the intercompany transactions associated with the Revolver are eliminated.

19.	RELATED-PARTY TRANSACTIONS

ARLP Omnibus Agreement—Pursuant to the terms of an amended omnibus agreement, AHGP agreed, and caused its controlled affiliates to agree, for so long as management controls the MGP, through its ownership of AHGP, not to engage in the business of mining, marketing or transporting coal in the U.S., unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the MGP Board of Directors with the concurrence of the MGP Conflicts Committee, elects to cause ARLP not to pursue such opportunity or acquisition. The amended omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises AHGP that it has abandoned the pursuit of such business opportunity, and AHGP may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business owned or operated by AHGP and its affiliates at the closing of the IPO; any acquisition by AHGP or its affiliates, the majority value of which does not constitute a restricted business, provided ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by AHGP or our affiliates with the approval of the MGP Board of Directors or MGP Conflicts Committee.

Registration Rights—In connection with the Contribution Agreement, we agreed to register for sale under the Securities Act of 1933 (“Securities Act”) and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates. These registration rights require us to file one registration statement for each of these groups. We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions. We satisfied our requirement by registering 47,863,000 outstanding common units on Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 1, 2007, declared outstanding effective on June 27, 2007. A prospectus supplement was filed with the SEC on December 18, 2007. These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP—Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The amounts billed by AGP include $0.3 million, respectively, for each of the years ended December 31, 2008 and 2007 and $0.1 million for the period from May 15, 2006 to December 31, 2006, respectively, for costs principally related to the Directors Annual Retainer and Deferred Compensation Plan.

C-Holdings—At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Mr. Craft, as the lender (Note 8). For the year ended December 31, 2008, we did not incur any interest expense or commitment fees to C-Holdings. For the year ended December 31, 2007 and from May 15, 2006 to December 31, 2006, we incurred interest expense to C-Holdings of $1,200 and $18,000, respectively, and commitment fees of $2,900 and $8,000, respectively.

Option Agreements—On July 31, 2008, August 6, 2008 and August 7, 2008, we entered into agreements with certain current and former members of management of the ARLP Partnership giving us the option to purchase 1,095,317 of our common units for the price of $29.98 per common unit at any time prior to October 28, 2008. We paid $0.02 per common unit for such option. On October 28, 2008, the option agreements expired and were not exercised.

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

Administrative Services—In connection with our IPO, we entered into an Administrative Services Agreement with ARLP, the Intermediate Partnership, MGP, AGP and Alliance Resource Holdings II, Inc. (“ARH II”), the indirect parent of SGP. Under the Administrative Services Agreement, certain personnel of the ARLP Partnership, including some executive officers, provide administrative services to us, MGP, AGP and ARH II and our respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.5 million, $0.4 million and $0.6 million from ARH II for the years ended December 31, 2008 and 2007 and the period from May 15, 2006 to December 31, 2006, respectively. This administrative service revenue is included in other sales and operating revenues in the consolidated statements of income.

Affiliate Contribution—During 2008 and 2007, an affiliated entity controlled by Mr. Craft contributed to us 25,898 and 50,980, respectively, of our common units valued at approximately $0.6 million and $1.1 million, respectively, at the time of contribution and $0.8 million of cash for each of the years 2008 and 2007 for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of the contributions, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. Concurrent with these contributions, Alliance Coal distributed the common units to certain employees and recognized compensation expense of $1.4 million and $1.9 million in 2008 and 2007, respectively. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

SGP Land, LLC—On May 2, 2007, SGP Land, a subsidiary of SGP controlled by Mr. Craft, entered into a time sharing agreement with Alliance Coal concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time sharing agreement, as amended, the ARLP Partnership reimbursed SGP Land $0.7 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively, for use of the aircraft.

On January 28, 2008, effective January 1, 2008, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land. The purchase price was $13.3 million. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through the mineral leases and sublease agreements described below. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million to the base lessors, are eliminated in our consolidated financial statements as of December 31, 2008.

In 2000, Webster County Coal entered into a mineral lease and sublease with SGP Land requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid royalties of $2.7 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, Webster County Coal had recouped, against earned royalties otherwise due, all but $3.2 million of the advance minimum royalty payments made under the lease. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

In 2001, Warrior entered into a mineral lease and sublease with SGP Land. Under the terms of the lease, Warrior paid in arrears an annual minimum royalty of $2.3 million until $15.9 million of cumulative annual minimum and/or earned royalty payments were paid. The annual minimum royalty periods expired on September 30, 2007. In 2006, Warrior’s cumulative total of annual minimum royalties and/or earned royalty payments exceeded $15.9 million, and therefore the annual minimum royalty payment of $2.3 million was no longer required. Warrior paid royalties of $1.3 million and $5.1 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, Warrior had recouped, against earned royalties otherwise due, all advance minimum royalty payments made in accordance with these lease terms. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

In 2005, Hopkins County Coal entered into a mineral lease and sublease with SGP Land encompassing the Elk Creek reserves, and the parties also entered into a Royalty Agreement (collectively, the “Coal Lease Agreements”) in connection therewith. The Coal Lease Agreements extend through December 2015, with the right to renew for successive one-year periods for as long as Hopkins County Coal is mining within the coal field, as such term is defined in the Coal Lease Agreements. The Coal Lease Agreements provide for five annual minimum royalty payments of $0.7 million beginning in December 2005. The annual minimum royalty payments, together with cumulative option fees of $3.4 million previously paid prior to December 2005 by Hopkins County Coal to SGP Land, are fully recoupable against future earned royalty payments. Hopkins County Coal paid to SGP Land advance minimum royalties and/or option fees of $0.7 million during each of the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, Hopkins County Coal had recouped against advance minimum royalties and/or option fees otherwise due all but $4.4 million paid under the Coal Lease Agreements. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

Under the terms of the mineral lease and sublease agreements described above, Webster County Coal, Warrior and Hopkins County Coal also reimburse SGP Land for its base lease obligations. The ARLP Partnership reimbursed SGP Land $6.1 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively, for the base lease obligations. As of December 31, 2007, Webster County Coal, Warrior and Hopkins County Coal had recouped, against earned royalties otherwise due base lessors by SGP Land, all advance minimum royalty payments paid by SGP Land to the base lessors in accordance with the terms of the base leases (and reimbursed by Webster County Coal, Warrior and Hopkins County Coal), except for $0.4 million.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during each of the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, $1.5 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP—In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH. In connection with this acquisition, the ARLP Partnership assumed a coal lease with the SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, $12.0 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to match the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.

The ARLP Partnership has a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the lease, the ARLP Partnership will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for each of the years ended December 31, 2008, 2007 and 2006 was $2.6 million, respectively.

The ARLP Partnership has agreements with two banks to provide letters of credit in an aggregate amount of $31.0 million (Note 8). At December 31, 2008, the ARLP Partnership had $29.0 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. SGP does not charge the ARLP Partnership for this guarantee. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and does not impact our consolidated financial statements.

ARH—In April 2006, the ARLP Partnership acquired River View from ARH (Note 3).

20.	COMMITMENTS AND CONTINGENCIES

Commitments—The ARLP Partnership leases buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. The ARLP Partnership also has a noncancelable lease with SGP (Note 19) and a noncancelable lease for equipment under a capital lease obligation. Future minimum lease payments are as follows (in thousands):

		Other Operating Leases
Year Ending December 31,	Capital Lease	Affiliate	Others	Total
2009	$412	$2,835	$1,748	$4,583
2010	364	2,595	1,697	4,292
2011	315	216	1,194	1,410
2012	111	—	775	775
2013	53	—	380	380
Thereafter	10	—	1,802	1,802

Total future minimum lease payments	$1,265	$5,646	$7,596	$13,242

Less: amount representing interest	(130)

Present value of future minimum lease payments	1,135
Less: current portion	(351)

Long-term capital lease obligation	$784

Rental expense (including rental expense incurred under operating lease agreements) was $5.6 million, $5.4 million and $5.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The ARLP Partnership’s subsidiary, Mettiki (WV), entered into a capital lease agreement with Joy Technologies Inc., d/b/a Joy Mining Machinery, a Delaware corporation, on May 22, 2006, with an in-service date of November 20, 2006. The lease is a 5-year noncancelable lease with monthly rental payments of $40,390 and has one renewal period for 2 years with monthly rental payments of $22,140. The effective interest rate on the capital lease is 6.195%.

Contractual Commitments—In connection with planned capital projects, the ARLP Partnership had contractual commitments of approximately $116.1 million at December 31, 2008. As of December 31, 2008, the ARLP Partnership had commitments to purchase, from external production sources, coal at an estimated cost up to $13.6 million in 2009 and $7.4 million in 2010.

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

Other—During September 2008, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2008. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry worldwide. As a result, the ARLP Partnership has elected to retain a participating interest in its commercial property insurance program at an average rate of approximately 14.7% in the overall $75.0 million of coverage, representing 22% of the primary $50.0 million layer. The ARLP Partnership does not participate in the second layer of $25.0 million in excess of $50.0 million.

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

In November 2005, the ARLP Partnership settled a contract dispute with ICG, LLC (“ICG”). Under this settlement, which was effective August 1, 2005, Pontiki, one of the ARLP Partnership’s subsidiaries, shipped coal in approximately ratable monthly quantities until the remaining obligation of 1,681,303 tons under a coal supply agreement with ICG was complete. This shipment obligation was completed in April 2007. As part of this settlement, the ARLP Partnership also executed a new coal sales agreement with ICG whereby Alliance Coal agreed to purchase approximately 887,000 tons of coal from ICG. Approximately 236,000 and 588,000 tons were purchased and sold at a profit during the years ended December 31, 2007 and 2006, respectively. Consequently, as of December 31, 2007, the ARLP Partnership has fully satisfied its coal sales agreement with ICG.

At certain of the ARLP Partnership’s operations, property tax assessments for several years are under audit by various state tax authorities. The ARLP Partnership believes that it has recorded adequate liabilities based on reasonable estimates of any property tax assessments that may be ultimately assessed as a result of these audits.

21.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

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

		Year Ended December 31,
	Segment (Note 22)	2008	2007	2006
Customer A	Northern Appalachia	$161,359	$24,446	$43,156
Customer B	Illinois Basin	131,198	65,660	50,926
Customer C	Illinois Basin	127,439	75,373	144,946
Customer D	Illinois Basin	121,550	115,796	74,413

Trade accounts receivable from these customers totaled approximately $42.1 million and $32.8 million at December 31, 2008 and 2007, respectively. The ARLP Partnership’s bad debt experience has historically been insignificant. Financial conditions of the ARLP Partnership’s customers could result in a material change to its bad debt expense in future periods. The ARLP Partnership has various coal agreements with its significant customers with expiration dates ranging from 2013 to 2023.

22.	SEGMENT INFORMATION

The ARLP Partnership operates in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users. We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern U.S. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

The Illinois Basin segment is comprised of Webster County Coal’s Dotiki mining complex, Gibson County Coal’s Gibson North mining complex, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior’s mining complex, the Gibson South property, certain properties of Alliance Resource Properties and a mining complex currently under construction at River View (Note 3). The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki’s and MC Mining’s mining complexes.

The Northern Appalachian segment is comprised of Mettiki (MD)’s mining complex, Mettiki (WV)’s Mountain View mining complex, two small third-party mining operations, a mining complex currently under construction at Tunnel Ridge and the Penn Ridge property. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, MAC, Matrix Design and certain properties of Alliance Resource Properties. Segment results for the years ended December 31, 2008, 2007 and 2006 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Operating segment results for the year ended December 31, 2008 were as follows:

Total revenues (2)	$748,369	$207,645	$187,603	$23,138	$(10,614)	$1,156,141
Segment Adjusted EBITDA Expense (3)	522,575	157,575	134,800	20,441	(10,636)	824,755
Segment Adjusted EBITDA (4)	194,410	52,812	39,480	7,856	22	294,580
Total assets	543,175	88,745	136,515	264,264	(73)	1,032,626
Capital expenditures	141,843	11,303	19,986	3,350	—	176,482

Operating segment results for the year ended December 31, 2007 were as follows:

Total revenues (2)	$662,643	$194,635	$163,351	$17,160	$(4,802)	$1,032,987
Segment Adjusted EBITDA Expense (3)	429,563	145,759	116,037	19,112	(4,802)	705,669
Segment Adjusted EBITDA (4)	208,658	58,937	35,478	(1,952)	—	301,121
Total assets	450,047	105,826	128,557	18,131	(73)	702,488
Capital expenditures (5)	87,118	13,313	16,024	3,135	—	119,590

Operating segment results for the year ended December 31, 2006 were as follows:

Total revenues (2)	$634,602	$185,966	$121,962	$26,978	$(2,266)	$967,242
Segment Adjusted EBITDA Expense (3)	405,045	143,176	78,727	21,357	(2,266)	646,039
Segment Adjusted EBITDA (4)	206,209	40,050	29,911	5,154	—	281,324
Total assets	354,320	101,775	121,620	57,780	—	635,495
Capital expenditures	112,365	22,579	43,035	10,651	—	188,630

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from MAC and Matrix Design to the ARLP Partnership’s mining operation.

(2)	Revenues included in the Other and Corporate column are primarily attributable to Mt. Vernon transloading revenues, Matrix Design revenues, MAC rock dust revenues (2008 and 2007 only) and brokerage sales (2007 and 2006 only).

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and consequently it does not realize any gain or loss on transportation revenues.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	December 31,
	2008	2007	2006
Segment Adjusted EBITDA Expense	$824,755	$705,669	$646,039
Outside coal purchases	(23,776)	(21,969)	(19,213)
Other income	875	1,385	930

Operating expenses (excluding depreciation, depletion and amortization)	$801,854	$685,085	$627,756

(4)	Segment Adjusted EBITDA is defined as income before income taxes and non-controlling interest, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Consolidated Segment Adjusted EBITDA is reconciled to income before non-controlling interest below (in thousands).

	Year Ended December 31,
	2008	2007	2006
Consolidated Segment Adjusted EBITDA	$294,580	$301,121	$281,324
General and administrative	(38,857)	(36,724)	(32,152)
Depreciation, depletion and amortization	(105,278)	(85,310)	(66,497)
Interest expense, net	(18,369)	(9,928)	(9,185)
Income tax (expense) benefit	480	(1,670)	(3,013)
Cumulative effect of accounting change	—	—	112
Minority interest (expense)	(420)	332	161

Income before non-controlling interest	$132,136	$167,821	$170,750

(5)	Capital expenditures do not include acquisitions of coal reserves and other assets in the Illinois Basin of $29.8 million and $53.3 million for the years ended December 31, 2008 and 2007, respectively, separately reported in our consolidated statements of cash flows.

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results for 2008 and 2007 is as follows (in thousands, except unit and per unit data):

	Quarter Ended
	March 31, 2008	June 30, 2008 (1)	September 30, 2008	December 31, 2008
Revenues	$283,491	$276,120	$285,686	$310,844
Income from operations	44,740	38,935	34,681	31,214
Income before income taxes, minority interest and non-controlling interest	42,075	36,144	28,911	24,946
Net income	23,025	21,701	18,520	17,968
Basic and diluted net income per limited partner unit	$0.38	$0.36	$0.31	$0.30
Weighted average number of units outstanding – basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000

	Quarter Ended
	March 31, 2007	June 30, 2007 (2)	September 30, 2007	December 31, 2007
Revenues	$257,027	$263,208	$260,425	$252,327
Income from operations	46,747	48,299	41,173	41,483
Income before income taxes, cumulative effect of accounting change, minority interest and non-controlling interest	45,366	46,200	38,535	39,058
Net income	23,071	23,821	20,507	20,466
Basic and diluted net income per limited partner unit	$0.39	$0.40	$0.34	$0.34
Weighted average number of units outstanding – basic	59,863,000	59,863,000	59,863,000	59,863,000

(1)	The comparability of our June 30, 2008 quarterly results were affected by the following items: i) gain on sale of non-core coal reserves of $5.2 million, ii) gain of $1.9 million on settlement of claims relating to the 2005 failure of the vertical belt system at the ARLP Partnership’s Pattiki mine and iii) gain of $2.8 million on settlement of claims against the third-party that provided security services at the time of the MC Mining mine fire (Note 4).

(2)	The comparability of our June 30, 2007 quarterly results were affected by a net gain of $11.5 million and a reduction in operating expenses of approximately $0.8 million resulting from an insurance settlement of claims relating to the MC Mining mine fire (Note 4).

24.	SUBSEQUENT EVENTS

Other than those events described in Notes 10 and 14, there were no other subsequent events.

SCHEDULE II

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Balance At Beginning of Year	Additions Charged to Income	Deductions	Balance At End of Year
(in thousands)
2008
Allowance for doubtful accounts	$—	$—	$—	$—

2007
Allowance for doubtful accounts	$—	$—	$—	$—

2006
Allowance for doubtful accounts	$—	$—	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act), was performed as of the end of the period covered by the report. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the AHGP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The AHGP Partnership’s internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that the AHGP Partnership’s assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the AHGP Partnership’s internal control over financial reporting. Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2008 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the AHGP Partnership.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2008, the AHGP Partnership’s internal control over financial reporting was effective based on those criteria, and we believe that we have no material internal control weaknesses in our financial reporting process.

Deloitte & Touche LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) in the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the

General Partner and the Partners of

Alliance Holdings GP, L.P.:

We have audited the internal control over financial reporting of Alliance Holdings GP, L.P. and subsidiaries (the “AHGP Partnership”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The AHGP Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the AHGP Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the AHGP Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of income, cash flows and Partners’ capital for each of the three years in the period ended December 31, 2008, and financial statement schedule as of and for the year ended December 31, 2008 of the AHGP Partnership and our report dated March 6, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
March 6, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE GENERAL PARTNER

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our general partner. The following table shows information for current executive officers and members of the Board of Directors of our general partner. Executive officers and directors are elected until death, resignation, retirement, disqualification, or removal.

Name	Age	Position With Our General Partner
Joseph W. Craft III	58	Chairman of the Board, President and Chief Executive Officer
Brian L. Cantrell	49	Senior Vice President and Chief Financial Officer
R. Eberley Davis	52	Senior Vice President, General Counsel and Secretary
Robert G. Sachse	60	Executive Vice President – Marketing
Charles R. Wesley[1]	54	Executive Vice President
Thomas M. Wynne[2]	52	Senior Vice President and Chief Operating Officer
Thomas M. Davidson, Sr.	72	Director and Member of Audit and Conflicts* Committees
Robert J. Druten	61	Director and Member of Audit and Conflicts Committees
Michael J. Hall	64	Director and Member of Audit* Committee

*	Indicates Chairman of Committee

[1]	Mr. Wesley was elected Executive Vice President of MGP effective March 1, 2009.

[2]	Mr. Wynne was elected Senior Vice President and Chief Operating Officer of MGP effective March 1, 2009.

Joseph W. Craft III has been Chairman of the Board, President and Chief Executive Officer since November 2005. Mr. Craft has majority ownership of MGP, ARLP’s managing general partner, and owns indirectly ARLP’s special general partner and our general partner. Mr. Craft has served as President, Chief Executive Officer and a Director of MGP since 1999. Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had been previously that company’s General Counsel and Chief Financial Officer. He is a former Chairman of the National Coal Council, a Board and Executive Committee Member and Chairman of the Safety, Health and Human Resources Committee of the National Mining Association and a Director of American Coalition for Clean Coal Electricity. He also is a Director of BOK Financial Corporation (NASDAQ: BOKF), a member of the Board of Trustees for the University of Tulsa and a Director of the Tulsa Community Foundation. Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology.

Brian L. Cantrell has been Senior Vice President and Chief Financial Officer since November 2005. Mr. Cantrell also has served as Senior Vice President and Chief Financial Officer of MGP, the general partner of ARLP, since October 2003. Prior to his current position, Mr. Cantrell was President of AFN Communications, LLC from November 2001 to October 2003 where he had previously served as Executive Vice President and Chief Financial Officer after joining AFN in September 2000. Mr. Cantrell’s previous positions include Chief Financial Officer, Treasurer and Director with Brighton Energy, LLC from August 1997 to September 2000; Vice President – Finance of KCS Medallion Resources, Inc.; and Vice President – Finance, Secretary and Treasurer of Intercoast Oil and Gas Company. Mr. Cantrell is a Certified Public Accountant and holds a Masters of Accountancy and Bachelor of Accountancy from the University of Oklahoma.

R. Eberley Davis has been Senior Vice President, General Counsel and Secretary since February 2007. Mr. Davis also has served as Senior Vice President, General Counsel and Secretary of MGP, the managing general partner of ARLP, since February 2007. Mr. Davis has over 24 years experience in the coal and energy industries. From 2003 to February 2007, Mr. Davis practiced law in the Lexington, Kentucky office of Stoll Keenon Ogden PLLC. Prior to joining Stoll Keenon Ogden, Mr. Davis was Vice President, General Counsel and Secretary of Massey Energy Company for one year. Mr. Davis also served in various positions, including Vice President and General Counsel, for Lodestar Energy, Inc. from 1993 to 2002. Mr. Davis is an alumnus of the University of Kentucky, where he received a Bachelor of Arts degree in Economics and his Juris Doctorate degree. He also holds a Masters of Business Administration degree from the University of Kentucky. Mr. Davis is a Trustee of the Energy and Mineral Law Foundation, and a member of the American, Kentucky and Fayette County Bar Associations.

Robert G. Sachse has been Executive Vice President of MGP since August 2000. Effective November 1, 2006, Mr. Sachse assumed responsibility for our coal marketing, sales and transportation functions. Mr. Sachse was also Vice Chairman of ARLP’s managing general partner from August 2000 to January 2007. Mr. Sachse was Executive Vice President and Chief Operating Officer of MAPCO Inc. from 1996 to 1998 when MAPCO merged with The Williams Companies. Following the merger, Mr. Sachse had a two year non-compete consulting agreement with The Williams Companies. Mr. Sachse held various positions while with MAPCO Coal Inc. from 1982 to 1991, and was promoted to President of MAPCO Natural Gas Liquids in 1992. Mr. Sachse holds a Bachelor of Science degree in Business Administration from Trinity University and a Juris Doctorate degree from the University of Tulsa.

Charles R. Wesley became a Director of MGP in January 2009 and was elected Executive Vice President of MGP effective March 1, 2009. Mr. Wesley had been Senior Vice President – Operations since August 1996. He joined the company in 1974 when he began working for Webster County Coal Corporation as an engineering co-op student. In 1992, Mr. Wesley was named Vice President – Operations for Mettiki Coal Corporation. He has served the industry as past President of the West Kentucky Mining Institute and National Mine Rescue Association Post 11, and he has served on the Board of Directors of the Kentucky Mining Institute. Mr. Wesley holds a Bachelor of Science degree in Mining Engineering from the University of Kentucky.

Thomas M. Wynne was elected Senior Vice President and Chief Operating Officer of MGP effective March 1, 2009. Mr. Wynne had been Vice President-Operations since July 1998. He joined the company in 1981 and has held various positions. Mr. Wynne has served on the National Executive Committee for National Mine Rescue and is currently a member of the Coal Safety Committee for the National Mining Association. Mr. Wynne holds a Bachelor of Science degree in Mining Engineering from the University of Pittsburgh and a Masters of Business Administration degree from West Virginia University.

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

Robert J. Druten became a Director in January 2007. From September 1994 until his retirement in August 2006, Mr. Druten served as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc. Mr. Druten holds a Bachelor of Science degree in Accounting from Kansas University as well as a Masters of Business Administration from Rockhurst University. Mr. Druten currently serves as a member of the Board of Directors of Kansas City Southern Industries, Inc. (NYSE: KSU), a transportation and financial services company, and is Chairman of its audit and finance committees. Mr. Druten is also a Trustee and Chairman of the Board of Entertainment Properties Trust (NYSE: EPR), a real estate investment trust focused on the acquisition of movie theatre complexes and other entertainment related properties, and is a member of its compensation, finance and governance committees. Additionally, Mr. Druten is a member of the Board of Directors of American Italian Pasta Company (NASDAQ:AIPC), the largest producer of dry pasta in North America, and is Chairman of its audit committee. Mr. Druten is a member of the Audit and Conflicts Committees.

Michael J. Hall became a Director in March 2006. Mr. Hall is Chairman of the Board of Directors of Matrix Service Company (“Matrix”) (NASDAQ: MTRX). Previously, Mr. Hall served as President and Chief Executive Officer of Matrix from March 2005 until he retired in November 2006. Mr. Hall also served as Vice President – Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 to May 2004. Mr. Hall became a Director of Matrix in October 1998, and was elected Chairman of its Board in November 2006. Matrix is a company which provides general industrial construction and repair and maintenance services principally to the petroleum, petrochemical, power, bulk storage terminal, pipeline and industrial gas industries. Prior to working for Matrix, Mr. Hall was Vice President and Chief Financial Officer of Pexco Holdings, Inc., Vice President – Finance and Chief Financial Officer for Worldwide Sports & Recreation, Inc., an affiliated company of Pexco, and worked for T.D. Williamson, Inc., as Senior Vice President, Chief Financial and Administrative Officer, and Director of Operations – Europe, Africa and Middle East Region. Mr. Hall is Chairman of the Board of Directors of Integrated Electrical Services, Inc. (NASDAQ: IESC) and has served in that capacity since May, 2006, and is a member of its audit, compensation and nominating/governance committees. Mr. Hall holds a Bachelor of Science degree in Accounting from Boston College and a Masters of Business Administration from Stanford University. Mr. Hall is Chairman of the Audit Committee. Since March 2003, Mr. Hall has also been a Director of MGP, the managing general partner of ARLP. He is currently Chairman of MGP’s audit committee and a member of the compensation committee.

Audit Committee

The Audit Committee is comprised of three non-employee members of the Board of Directors (currently, Mr. Hall, Mr. Davidson and Mr. Druten). After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with us that might affect their independence, the Board of Directors has determined that all current Audit Committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, all current Audit Committee members are “independent” as that concept is defined in the applicable rules of NASDAQ Stock Market, LLC, all current Audit Committee members are financially literate, and Mr. Hall qualifies as an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act.

Report of the Audit Committee

The Audit Committee of AGP oversees our financial reporting process on behalf of the Board of Directors. Management has primary responsibility for the financial statements and the reporting process including the systems of internal controls. The Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm and assists the Board of Directors by conducting its own review of our:

•	filings with the SEC pursuant to the Securities Act of 1933 (the “Securities Act”) and the Exchange Act (i.e., Forms 10-K, 10-Q, and 8-K);

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

In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2008. The Audit Committee’s activities included, but were not limited to, (a) the selection of the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) the review of the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2008, (d) performing a self-assessment of the committee itself, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor. Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter. The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

The Audit Committee discussed with Deloitte & Touche LLP the matters required to be discussed by the Statement of Auditing Standards (“SAS”) 114, The Auditor’s Communication with Those Charged with Governance, as may be modified or supplemented. The Audit Committee received written disclosures and the letter from Deloitte & Touche LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communication with the audit committee regarding independence, and has discussed with Deloitte & Touche LLP its independence from management and the ARLP Partnership.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.

Members of the Audit Committee:

Michael J. Hall, Chairman

Thomas M. Davidson, Sr.

Robert J. Druten

Code of Ethics

We have adopted a code of ethics with which our chief executive officer and our senior financial officers (including our principal financial officer, and our principal accounting officer or controller) are expected to comply. The code of ethics is publicly available on our website under “Investor Information” at www.ahgp.com and is available in print without charge to any unitholder who requests it. Such requests should be directed to Investor Relations at (918) 295-1415. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2008 none of our officers and directors were delinquent with respect to any of the filing requirements under Rule 16(a) other than Mr. Craft who did not timely file a Form 4 related to the disposition by his grantor retained annuity trust of 4,411,579 common units of AHGP, but has since filed a Form 4 with respect to this transaction.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The executive officers named in our Summary Compensation Table – (i) the President and Chief Executive Officer of our general partner, our principal executive officer, (ii) the Senior Vice President and Chief Financial Officer of our general partner, our principal financial officer, and (iii) our three most highly compensated executive officers for 2008 (collectively, the “Named Executive Officers”) – are also executive officers of MGP, ARLP’s managing general partner, of which we own 100% of the members interest. Our Named Executive Officers are also named in the Summary Compensation Table in Item 11 of the 2008 Form 10-K for ARLP. The compensation of our Named Executive Officers described below is their compensation as executive officers of MGP. We do not provide our Named Executive Officers any additional compensation.

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

We reimburse the ARLP Partnership for a portion of the compensation expense for certain of our Named Executive Officers pursuant to the Administrative Services Agreement. Based on the estimated time spent managing our affairs, the Board of Directors agreed that 5%, 10% and 13%, respectively, of the 2008 base salaries of Mr. Craft, the President and Chief Executive Officer of our general partner, Mr. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, and Mr. Davis, the Senior Vice President, General Counsel and Secretary of our general partner, would be allocated to us. None of the 2008 base salaries of Messrs. Sachse and Wesley were allocated to us. In addition, for 2008 we paid the ARLP Partnership a stipulated benefit burden equal to 39% of allocated base salary. We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes. The Board of Directors reviews these allocations annually to determine whether they are appropriate. Please see “Item 13. – Certain Relationships and Related Transactions, and Director Independence – Administrative Services.”

The ARLP Partnership’s Compensation Objectives and Philosophy

The compensation of our Named Executive Officers is designed to achieve two key objectives: (i) provide a competitive compensation opportunity to allow the ARLP Partnership to recruit and retain key management talent, and (ii) motivate and reward the executive officers for creating sustainable, capital-efficient growth in distributable cash flow to maximize the ARLP Partnership’s distributions to its unitholders. In making decisions regarding executive compensation, the MGP Compensation Committee reviews current compensation levels of other companies in the coal industry and other peers, considers the assessment of each of the other executives by MGP’s President and Chief Executive Officer, and uses its discretion to determine an appropriate total compensation package of base salary and short-term and long-term incentives. The MGP Compensation Committee intends for each executive officer’s total compensation to be competitive in the market place and to effectively motivate the individual. Based upon its review of the ARLP Partnership’s overall executive compensation program, the Board of Directors believes the program is appropriately applied to our Named Executive Officers and is necessary to attract and retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance unitholder value. Moreover, the Board of Directors believes the total compensation opportunities provided to our Named Executive Officers create alignment with our long-term interests and those of our unitholders. As a result, we do not maintain stock ownership requirements for our Named Executive Officers.

Setting Executive Compensation

Role of the MGP Compensation Committee

The MGP Compensation Committee discharges the MGP Board of Directors’ responsibilities relating to the ARLP Partnership’s executive compensation program. The MGP Compensation Committee oversees the ARLP Partnership’s compensation and benefit plans and policies, administers its incentive bonus and equity participation plans, and reviews and approves annually all compensation decisions relating to its Named Executive Officers. The MGP Compensation Committee is empowered by the MGP Board of Directors and by the MGP Compensation Committee’s charter to make all decisions regarding compensation for the Named Executive Officers without ratification or other action by the MGP Board of Directors. The MGP Compensation Committee has the authority to secure services for executive compensation matters, legal advice, or other expert services, both from within and outside the company. While the MGP Compensation Committee is empowered to delegate all or a portion of its duties to a subcommittee, it has not done so.

The MGP Compensation Committee is composed of all of directors of MGP who have been determined to be “independent” by the MGP Board of Directors in accordance with applicable NASDAQ Stock Market, LLC and SEC regulations.

Role of Executive Officers

Each year, the President and Chief Executive Officer of MGP submits recommendations to the MGP Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to Named Executive Officers, excluding himself. The President and Chief Executive Officer bases his recommendations on his assessment of the executive’s performance, experience, demonstrated leadership, job knowledge and management skills. Historically, and in 2008, the MGP Compensation Committee and the President and Chief Executive Officer have been substantially aligned on decisions regarding compensation of the Named Executive Officers. As executive officers are promoted or hired during the year, the President and Chief Executive Officer makes compensation recommendations to the MGP Compensation Committee and works closely with the MGP Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the MGP Compensation Committee. At the direction of the MGP Compensation Committee, the President and Chief Executive Officer and the Senior Vice President, General Counsel and Secretary of MGP attend certain meetings and work sessions of the MGP Compensation Committee.

Role of Compensation Consultants

The MGP Compensation Committee engaged Mercer (US) Inc. (“Mercer”) as an outside compensation consultant to assist it in collecting and analyzing peer group compensation information and in assessing the competitiveness of the ARLP Partnership’s compensation program for 2008. Mercer took instructions from and reported to the Chairman of the MGP Compensation Committee. Mercer reviewed published survey data and peer group proxy information, and provided a comparative analysis of competitive practices regarding base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.

Mercer analyzed multiple survey sources published by Mercer and Watson Wyatt, reflecting industrial organizations where possible, to determine market pay practices. Mercer’s proxy analysis included industry peers Peabody Energy Corp, CONSOL Energy Inc., Arch Coal, Inc., Massey Energy Company, Alpha Natural Resources Inc., Foundation Coal Holdings Inc., Patriot Coal Corp., International Coal Group Inc., James River Coal Company and Westmoreland Coal Company. Mercer also reviewed proxy information of master limited partnership or regional peers Penn Virginia Resource Partners, L.P., Natural Resource Partners, L.P., Williams Companies, ONEOK Partners, Magellan Midstream Partners, Atlas America and SemGroup Energy Partners. This peer group was selected by Mercer, reviewed by the President and Chief Executive Officer of MGP, and approved by the MGP Compensation Committee.

Use of Peer Group Comparisons and Survey Data

The MGP Compensation Committee believes that it is important to review and compare the ARLP Partnership’s performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually. In setting executive compensation for 2008, the MGP Compensation Committee reviewed the compensation information compiled by Mercer. The MGP Compensation Committee uses the peer group and survey data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers. The MGP Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

Consideration of Equity Ownership

Two of our Named Executive Officers – Mr. Craft, the President and Chief Executive Officer, and Mr. Wesley, the Senior Vice President-Operations – are evaluated and treated differently with respect to compensation than our other Named Executive Officers. Each of Messrs. Craft and Wesley and their respective trusts or other related entities own significant equity positions in us, and therefore the interests of each of Messrs. Craft and Wesley are directly aligned with those of our unitholders. Mr. Craft has not received an increase in base salary since 2002 and did not receive a STIP bonus or ARLP LTIP award in 2006, 2007 or 2008. Mr. Wesley has not received an increase in base salary since 2005, did not receive a STIP bonus in 2006 or 2007 and did not receive an ARLP LTIP award in 2007 or 2008.

Compensation Components

Overview

The principal components of compensation for our Named Executive Officers include:

•	base salary;

•	annual cash incentive bonus awards under the STIP; and

•	awards of restricted common units under the ARLP LTIP.

The relative amount of each component is not based on any formula, but rather is based on the recommendation of the President and Chief Executive Officer of MGP, subject to the discretion of the MGP Compensation Committee to make any modifications it deems appropriate.

Each of our Named Executive Officers also receives supplemental retirement benefits through the SERP. In addition, all of the executive officers are entitled to customary benefits available to all of our employees, including group medical, dental, and life insurance and participation in our profit sharing and savings plan. The ARLP Partnership’s profit sharing and savings plan is a defined contribution plan and includes an employer matching contribution of 75% on the first 3% of eligible compensation (as defined by the IRS) contributed by the employee, an employer non-matching contribution of 0.75% of eligible compensation, and an employer supplemental contribution of 5% of eligible compensation.

Base Salary

When reviewing base salaries, the MGP Compensation Committee’s policy is to consider the individual’s experience, tenure and performance, the individual’s level of responsibility, the position’s complexity and its importance to the ARLP Partnership in relation to other executive positions, the ARLP Partnership’s financial performance, and competitive pay practices. The MGP Compensation Committee also considers comparative compensation data of companies in the ARLP Partnership’s peer group and the recommendation of the President and Chief Executive Officer of MGP. Base salaries are reviewed annually to ensure continuing consistency with market levels, and adjustments to base salaries reflect movement in the competitive market as well as individual performance.

Annual Cash Incentive Bonus Awards

The STIP is designed to assist us in attracting, retaining and motivating qualified personnel by rewarding management, including the Named Executive Officers, and selected other salaried employees with cash awards for the ARLP Partnership achieving an annual financial performance target. The annual performance target is recommended by the President and Chief Executive Officer of MGP and approved by the MGP Compensation Committee, typically in January of each year. The performance measure is subject to equitable adjustment in the sole discretion of the MGP Compensation Committee to reflect the occurrence of any significant events during the year.

The performance target historically has been EBITDA-derived, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of the core mining business. (EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization and minority interest.) The aggregate cash available for awards under the STIP each year is dependent on the ARLP Partnership’s actual financial results for the year compared to the annual performance target, and it increases in relationship to the ARLP Partnership’s adjusted EBITDA exceeding the minimum threshold. The MGP Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion. For 2008, the MGP Compensation Committee approved a minimum financial performance target of $198.4 million in EBITDA from the ARLP Partnership’s current operations, normalized by excluding any charges for unit-based compensation expense, and the ARLP Partnership exceeded the target.

Payments for individual executive officers each year are determined by and in the discretion of the MGP Compensation Committee. As it does when reviewing base salaries, in determining individual payments the MGP Compensation Committee considers its assessment of the individual’s performance, comparative compensation data of companies in our peer group and the recommendation of the President and Chief Executive Officer of MGP. The compensation expense associated with STIP awards is recognized by the ARLP Partnership in the year earned, with the cash awards payable in the first quarter of the following calendar year. Termination of employment of an executive officer for any reason prior to payment of a cash award will result in forfeiture of any right to the award, unless and to the extent waived by the MGP Compensation Committee in its discretion.

Equity Awards under the ARLP LTIP

Equity compensation pursuant to the ARLP LTIP is a key component of the ARLP Partnership’s executive compensation program. The ARLP Partnership’s LTIP is sponsored by Alliance Coal. Under the ARLP LTIP, grants may be made of either (a) restricted ARLP units or (b) options to purchase ARLP common units, although to date, no grants of options have been made. The MGP Compensation Committee has authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period. Annual grant levels for designated participants (including the Named Executive Officers) are recommended by MGP’s President and Chief Executive Officer, subject to review and approval by the MGP Compensation Committee. Amounts realized from prior grants, including amounts realized due to changes in the value of ARLP’s common units, are not considered in setting grant levels or other compensation for Named Executive Officers.

Restricted units granted under the ARLP LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided the ARLP Partnership achieves an aggregate performance target for that period. The performance target is based on a normalized EBITDA measure, with that measure typically being the same as the STIP measure for the year of the grant. The target, however, requires achieving an aggregate performance level for the three-year period as compared to aggregate budgeted performance for that period. Historically, the ARLP Partnership has issued grants under the ARLP LTIP at the beginning of each year, with the exceptions of new employees who begin employment with the ARLP Partnership at some other time and job promotions that may occur at some other time. In 2008, the ARLP Partnership also issued grants in October in lieu of issuing grants at the beginning of 2009. The compensation expense associated with ARLP LTIP grants is recognized by the ARLP Partnership over the vesting period in accordance with SFAS No. 123R.

The policy of the MGP Compensation Committee is to grant restricted common units pursuant to the ARLP LTIP to serve as a means of incentive compensation for performance and not primarily as an opportunity for equity participation with respect to ARLP’s common units. Therefore, no consideration will be payable by the plan participants upon receipt of the common units. Common units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by the ARLP Partnership in the open market at a price equal to the then prevailing price, or will be units already owned or newly issued by the ARLP Partnership, or any combination of the foregoing. If the ARLP Partnership issues new common units upon payment of the restricted units or unit options instead of purchasing them, the total number of common units outstanding will increase.

Restricted Units. Restricted units will vest at the end of a period of time as determined by the MGP Compensation Committee, which is currently approximately three years after the grant date for all outstanding restricted units, provided the ARLP Partnership achieves the aggregate performance target for that period. However, if a grantee’s employment is terminated for any reason prior to the vesting of any restricted units, those restricted units will be automatically forfeited, unless the MGP Compensation Committee, in its sole discretion, determines otherwise. The number of units actually distributed upon satisfaction of the applicable vesting requirements is reduced to cover the minimum statutory income tax withholding requirement for each individual participant based upon the fair market value of the common units as of the date of distribution. Pursuant to the distribution equivalent rights provision of the ARLP LTIP, all grants of restricted units include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions ARLP makes to unitholders during the vesting period.

Unit Options. The ARLP Partnership has not made any grants of unit options. The MGP Compensation Committee, in the future, may decide to make unit option grants to employees and directors on terms determined by the MGP Compensation Committee. When granted, unit options will have an exercise price set by the MGP Compensation Committee which may be above, below or equal to the fair market value of a common unit on the date of grant. If a grantee’s employment is terminated for any reason prior to the vesting of any unit options, those unit options will be automatically forfeited, unless the MGP Compensation Committee, in its sole discretion, provides otherwise.

Grant Timing. The MGP Compensation Committee does not time, nor has the MGP Compensation Committee in the past timed, the grant of long-term equity incentive awards in coordination with the release of material non-public information. Instead, long-term equity incentive awards are granted only at the time or times dictated by the ARLP Partnership’s normal compensation process as developed by the MGP Compensation Committee.

Effect of a Change in Control. Upon a change in control as defined in the ARLP LTIP, all awards of restricted units and options under the ARLP LTIP shall automatically vest and become payable or exercisable, as the case may be, in full. In this regard, all restricted periods shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. The ARLP LTIP defines a change in control as one of the following: (1) any sale, lease, exchange or other transfer of all or substantially all of the ARLP Partnership’s assets or MGP’s assets to any person; (2) the consolidation or merger of MGP with or into another person pursuant to a transaction in which the outstanding voting interests of MGP is changed into or exchanged for cash, securities or other property, other than any such transaction where (a) the outstanding voting interests of MGP are changed into or exchanged for voting stock or interests of the surviving corporation or its parent and (b) the holders of the voting interests of MGP immediately prior to such transaction own, directly or indirectly, not less than a majority of the voting stock or interests of the surviving corporation or its parent immediately after such transaction; or (3) a person or group being or becoming the beneficial owner of more than 50% of all voting interests of MGP then outstanding.

Amendments and Termination. The MGP Board of Directors or the MGP Compensation Committee may, in its discretion, terminate the ARLP LTIP at any time with respect to any common units for which a grant has not previously been made. Except as required by the rules of the exchange on which the common units may be listed at that time, the MGP Board of Directors or the MGP Compensation Committee may alter or amend the ARLP LTIP in any manner from time to time; provided, however, that no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the affected participant. In addition, the MGP Board of Directors or the MGP Compensation Committee may, in its discretion, establish such additional compensation and incentive arrangements as it deems appropriate to motivate and reward employees of the ARLP Partnership.

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

Supplemental Executive Retirement Plan

The ARLP Partnership maintains the SERP to help attract and motivate key employees, including the Named Executive Officers. The SERP is sponsored by Alliance Coal. Participation in the SERP aligns the interest of each Named Executive Officer with the interests of ARLP’s unitholders because all allocations made to participants under the SERP are made in the form of “phantom” common units of ARLP. The MGP Compensation Committee approves the SERP participants and their percentage allocations, and can amend or terminate the plan at any time.

Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to his or her percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to the ARLP Partnership’s defined contribution profit sharing and savings plan for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant’s termination or death in cash equal to then current fair market value of the phantom units credited to the participant’s notional account under the SERP. The fair market value of a phantom unit is the average closing price of ARLP common units for the ten trading days immediately preceding the applicable allocation or distribution date.

Upon any recapitalization, reorganization, reclassification, split of common units, distribution or dividend of securities on common units, or consolidation or merger, or sale of all or substantially all of the ARLP Partnership’s assets or other similar transaction which is effected in such a way that holders of common units are entitled to receive (either directly or upon subsequent liquidation) cash, securities or assets with respect to or in exchange for common units, the MGP Compensation Committee shall, in its sole discretion (and upon the advice of financial advisors as may be retained by the MGP Compensation Committee), immediately adjust the notional balance of phantom units in each Named Executive Officer’s SERP account to equitably credit the fair value of the change in the common units and/or the distributions (of cash, securities or other assets) received or economic enhancement realized by the holders of the common units.

An executive officer who participates in the SERP shall be entitled to receive an allocation under the SERP for the year in which his employment is terminated on the occurrence of any of the following events:

(1)	the executive officer’s employment is terminated other than for cause;

(2)	the executive officer terminates employment for good reason;

(3)	a change of control of the ARLP Partnership or MGP occurs and, as a result, an executive officer’s employment is terminated (whether voluntary or involuntary);

(4)	death of the executive officer;

(5)	attaining retirement age of 65 years for any executive officer; and

(6)	incurring a total and permanent disability, which shall be deemed to occur if an executive officer is eligible to receive benefits under the terms of the long-term disability program maintained by the ARLP Partnership.

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

Trading in Derivatives

It is MGP’s policy that directors and all officers, including the Named Executive Officers, may not purchase or sell options on ARLP’s common units. In addition, it is our general partner’s policy that directors and all officers, including the Named Executive Officers, may not purchase or sell options on AHGP’s common units absent approval by our general partner.

Board of Directors Compensation Report

The Board of Directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Board of Directors’ review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The foregoing report is provided by the following directors, who constitute all the members of the Board of Directors:

Members of the Board of Directors:

Joseph W. Craft III

Michael J. Hall

Thomas M. Davidson, Sr.

Robert J. Druten

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act or the Exchange Act, that incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Board of Directors’ Compensation Report shall not be deemed to be filed with the SEC or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

Summary Compensation Table for 2008

The following table provides a summary of the total compensation paid to our Named Executive Officers by the ARLP Partnership for 2008. We do not provide our Named Executive Officers any additional compensation. Please see footnote (2) below for an explanation of the compensation amounts we reimburse to the ARLP Partnership.

Name and Principal Position	Year	Salary (2)	Bonus (3)	Unit Awards (4)	Option Awards (1)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (6)	Total
Joseph W. Craft III, President, Chief Executive Officer and Director	2008	$334,828	$—	$—	$—	$—	$—	$181,459	$516,287
	2007	334,828	—	372,000	—	—	—	205,989	912,817
	2006	334,828	—	1,066,400	—	—	—	302,821	1,704,049

Brian L. Cantrell, Senior Vice President - Chief Financial Officer	2008	218,619	—	205,230	—	170,000	—	82,192	676,041
	2007	210,000	—	183,028	—	100,000	—	64,208	557,236
	2006	202,115	—	241,573	—	125,000	—	68,825	637,513

R. Eberley Davis Senior Vice President, General Counsel and Secretary	2008	236,369	70,000	149,340	—	180,000	—	80,846	716,555

Robert G. Sachse, Executive Vice President - Marketing	2008	261,971	—	216,084	—	190,000	—	98,962	767,017
	2007	250,000	185,000	150,483	—	110,000	—	92,326	787,809

Charles R. Wesley, Executive Vice President	2008	236,280	—	94,558	—	200,000	—	113,478	644,316
	2007	236,280	—	232,818	—	—	—	116,265	585,363
	2006	236,280	—	482,859	—	—	—	161,731	880,870

(1)	Column is not applicable.

(2)	The table below reflects the portion of the Named Executive Officers’ total compensation expense for 2008 allocated to us by the ARLP Partnership. Based on the estimated time each executive officer spent managing our affairs in 2008, our general partner’s board of directors agreed that 5%, 10% and 13%, respectively, of the beginning of the year base salaries of Messrs. Craft, Cantrell and Davis would be allocated to us. In addition, for 2008, we were billed by the ARLP Partnership a stipulated benefit burden of 39% of allocated base salary. We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes. Pursuant to the Administrative Services Agreement, this percentage allocation is applied to the total allocated base salary cost of all employees of the ARLP Partnership who provide services to us, not just our Named Executive Officers, and is applied without regard to the amount of actual bonus, if any, received by any particular employee. Accordingly, the amounts shown are not indicative of the actual bonus, if any, received by Mr. Craft, Mr. Cantrell or Mr. Davis.

Name	Allocated Salary	Allocated Benefit Burden	Total Allocation of Compensation to Us	Allocated Salary as a % of Total Allocated Compensation
Joseph W. Craft III	$16,741	$6,529	$23,270	71.9%
Brian L. Cantrell	21,000	8,190	29,190	71.9%
R. Eberley Davis	29,900	11,661	41,561	71.9%

(3)	Amounts represent a retention bonus paid to Mr. Davis in 2008 and Mr. Sachse in 2007.

(4)	The 2008 amounts represent the compensation expense recognized by the ARLP Partnership in 2008 in accordance with SFAS No. 123R associated with ARLP LTIP grants made in 2008, 2007, and 2006. The 2007 amounts represent the compensation expense recognized in 2007 in accordance with SFAS No. 123R associated with ARLP LTIP grants made in 2007, 2006, and 2005. The 2006 amounts represent the compensation expense recognized in 2006 in accordance with SFAS No. 123R associated with ARLP LTIP grants made in 2006, 2005 and 2004. Please see “Item 8. Financial Statements and Supplementary Data – Note 14. Compensation Plans” for an explanation of the valuation assumptions we use in applying SFAS No. 123R. Also, please see “Item 11. Compensation Discussion and Analysis — Compensation Program Components — Equity Awards under the ARLP LTIP.”

(5)	Amounts represent the STIP bonus earned for the respective year. STIP payments are made in the first quarter of the year following the year in which they are earned. Other than this bonus, there were no other applicable bonuses earned or deferred associated with year 2008. Please see “Item 11. Compensation Discussion and Analysis — Compensation Program Components — Annual Incentive Bonus Awards.”

(6)	For Mr. Sachse, the 2007 amount includes perquisites and other personal benefits totaling $11,473, comprising club dues of $7,473 and tax preparation fees of $4,000. Otherwise, for all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price on the date the phantom unit was granted, (b) distribution equivalent rights received on non vested ARLP LTIP restricted units and (c) profit sharing savings plan employer contribution. For 2008, the amounts were for Mr. Craft, $145,627, $17,550 and $18,282, respectively; for Mr. Cantrell, $18,064, $48,344 and $15,784, respectively; for Mr. Davis, $29,208, $34,336 and $17,302, respectively; for Mr. Sachse, $34,012, $46,550 and $18,400, respectively; for Mr. Wesley, $70,149, $24,929 and $18,400, respectively. For 2007, the amounts were for Mr. Craft, $121,989, $66,000 and $18,000, respectively; for Mr. Cantrell, $14,963, $33,990 and $15,255, respectively; for Mr. Sachse, $36,343, $26,510 and $18,000, respectively; and for Mr. Wesley, $57,730, $40,535 and $18,000, respectively. For 2006, the amounts were for Mr. Craft, $120,101, $165,120 and $17,600, respectively; for Mr. Cantrell, $16,360, $37,728 and $14,737, respectively; and for Mr. Wesley, $68,819, $75,312 and $17,600, respectively. No Named Executive Officer, other than Mr. Sachse in 2007, received perquisites or personal benefits with a total value in excess of $10,000.

Narrative Disclosure Relating to the Summary Compensation Table

Annual Cash Incentive Bonus Awards

Under the STIP, the Named Executive Officers are eligible for cash awards for the ARLP Partnership achieving an annual financial performance target. The annual performance target is recommended by the MGP’s President and Chief Executive Officer and approved by the Compensation Committee, typically in January of each year. The performance target historically has been EBITDA-derived, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of the core mining business. (EBITDA is calculated as net income before net interest expense, income taxes, depreciation, depletion and amortization and minority interest.) The aggregate cash available for awards under the STIP each year is dependent on the ARLP Partnership’s actual financial results for the year compared to the annual performance target, and the cash available increases in relationship to the ARLP Partnership’s adjusted EBITDA exceeding the minimum threshold. Please see “Item 11. Compensation Discussion and Analysis — Compensation Components — Annual Incentive Bonus Awards.”

Long Term Incentive Plan

Under the ARLP LTIP, grants may be made of either (a) restricted ARLP units or (b) options to purchase ARLP common units, although to date, no grants of options have been made. Annual grant levels for designated participants (including the Named Executive Officers) are recommended by MGP’s President and Chief Executive Officer, subject to the review and approval of the Compensation Committee. Restricted units granted under the ARLP LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided the ARLP Partnership achieves an aggregate performance target for that period. The performance target is based on a normalized EBITDA measure, with that measure typically being the same as the STIP measure for the year of the grant. The target, however, requires achieving an aggregate performance level for the three-year period as compared to aggregate budgeted performance for the period. Please see “Item 11. Compensation Discussion and Analysis — Compensation Components — Equity Awards under the ARLP LTIP.”

Supplemental Executive Retirement Plan

Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation of phantom ARLP units having a fair market value equal to his or her percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to the ARLP Partnership’s defined contribution profit sharing and savings plan for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant’s termination or death in cash equal to then current fair market value of the phantom units credited to the participant’s notional account under the SERP. The fair market value of a phantom unit is the average closing price of ARLP common units for the ten trading days immediately preceding the applicable allocation or distribution date. Please see “Item 11. Compensation Discussion and Analysis — Compensation Components — Supplemental Executive Retirement Plan.”

Director Compensation

The compensation of the directors of our general partner, AGP, is set by the Board of Directors. Mr. Craft, our only employee director, receives no director compensation. The directors of AGP devote 100% of their time as directors of AGP to the business of the AHGP Partnership.

Director Compensation Table for 2008

Name	Fees earned or Paid in Cash ($) (2)	Unit Awards ($) (3)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (1)	All Other Compensation ($)(4)	Total ($)
Michael J. Hall	$75,000	$15,618	$—	$—	$—	$—	$90,618
Thomas M. Davidson	90,000	31,192	—	—	—	—	121,192
Robert J. Druten	—	116,478	—	—	—	5,000	121,478

(1)	Column is not applicable.

(2)	Amounts represent annual retainer paid in cash. Each non-employee director is eligible to defer all or part of the annual retainer pursuant to a deferred compensation plan that is administered by the Board of Directors. Please see Narrative to Directors Compensation Table, below.

(3)	Amounts represent the deferrals of annual retainer and automatically deferred compensation. Please see Narrative to Director Compensation Table, below. At December 31, 2008, each director had the following number of “phantom” AHGP common units credited to his notional account under the deferred compensation plan:

Name	Deferred Compensation Plan (in Units)
Michael J. Hall	666
Thomas M. Davidson	1,330
Robert J. Druten	4,951

(4)	Matching charitable contribution. We match individual contributions of $25 or more to educational institutions and not-for-profit organizations on a one-to-one basis up to $5,000 per individual, per calendar year.

Narrative to Directors Compensation Table

Our directors’ compensation includes an annual cash retainer paid quarterly in advance on a pro rata basis (the “Annual Retainer”). The Annual Retainer for calendar year 2008 was $90,000. Directors have the option to defer all or part of the Annual Retainer pursuant to AGP’s Amended and Restated Annual Retainer and Deferred Compensation Plan (the “Deferred Compensation Plan”) by completing an election form prior to the beginning of each calendar year. Mr. Druten elected to defer his annual retainer in 2008. In addition to the Annual Retainer, for 2008 Directors received equity-based compensation that is automatically deferred under the Deferred Compensation Plan. The equity-based compensation for 2008 was $20,000 for each director other than Mr. Hall, with an additional $10,000 for each Committee chairman, other than Mr. Hall (without duplication), and is credited quarterly in advance on a pro rata basis. At Mr. Hall’s request, his Annual Retainer for 2008 was reduced to $75,000 and his equity-based compensation was set at $15,000. Mr. Hall, who is Chairman of our Audit Committee, is also a Director and Chairman of the audit committee of MGP, the general partner of ARLP, and received like compensation for his service in those roles.

Pursuant to the Deferred Compensation Plan, for both deferred amounts of Annual Retainer and automatic deferrals of equity-based compensation, a notional account is established and credited with “phantom” common units of AHGP. The number of “phantom” units credited is determined by dividing the amount deferred by the average closing unit price for the ten trading days immediately preceding the deferral date. When quarterly cash distributions are made with respect to AHGP common units, “phantom” distributions equal to such quarterly distribution are credited to the notional account as additional “phantom” common units of AHGP. Accounts under the Deferred Compensation Plan will be paid in cash equal to the number of phantom units then credited to the director’s account multiplied by the average closing unit price for the ten trading days immediately preceding the payment date.

The Deferred Compensation Plan was amended effective October 28, 2008 to provide that, for plan years beginning on or after January 1, 2009, directors may elect to receive payment of the account resulting from deferrals during that plan year either (a) on the January 1 on or next following his or her separation from service as a director or (b) on the earlier of a specified January 1 or the January 1 on or next following his or her separation from service. The payment election must be made prior to each plan year; if no election is made, the account will be paid on the January 1 on or next following the Director’s separation from service. In addition, provision was made for a special, one-time election with respect to all pre-2009 plan year account balances. For those accounts, directors were permitted to elect, on or before December 31, 2008, to receive payment of all or part of the balances either (a) on the January 1 on or next following his or her separation from service as a director, or (b) on the earlier of a specified January 1 or the January 1 on or next following his or her separation from service, or (c) in up to 10 annual installments beginning January 1, 2009 (with any unpaid balance paid upon separation from service).

The Deferred Compensation Plan is administered by the Board of Directors, and the Board of Directors may change or terminate the plan at any time; provided, however, that accrued benefits under the plan cannot be impaired.

Upon any recapitalization, reorganization, reclassification, split of common units, distribution or dividend of securities on AHGP common units, our consolidation or merger, or sale of all or substantially all of our assets or other similar transaction which is effected in such a way that holders of common units are entitled to receive (either directly or upon subsequent liquidation) cash, securities or assets with respect to or in exchange for AHGP common units, the Board of Directors shall, in its sole discretion (and upon the advice of financial advisors as may be retained by the Board of Directors), immediately adjust the notional balance of phantom units in each director’s account under the Deferred Compensation Plan to equitably credit the fair value of the change in the AHGP common units and/or the distributions (of cash, securities or other assets) received or economic enhancement realized by the holders of the AHGP common units.

Our Board of Directors has established a policy that each non-employee director will attain, by January 1, 2014 or five years following such person’s election to the Board of Directors, and thereafter maintain during service on the Board of Directors, ownership of equity of AHGP (including phantom equity ownership under the Deferred Compensation Plan) with value equal to or greater than three times the Annual Retainer amount.

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

The following table sets forth certain information as of February 28, 2009, regarding the beneficial ownership of both our common units and the common units of ARLP by (a) each director of our general partner, (b) each executive officer identified in the Summary Compensation Table included in Item 11 above, (c) all such directors of our general partner and such executive officers as a group, and (d) each person or group known by our general partner to be the beneficial owner of more than 5% of our common units. Our general partner is owned by C-Holdings, which is wholly-owned by Mr. Craft. As of February 28, 2009, AHGP owns 42.4% of the outstanding common units of ARLP, and AHGP owns, directly or indirectly, all of the outstanding limited liability company interests of MGP, the managing general partner of ARLP. The address of each of ARLP, C-Holdings, AGP and, unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119. Unless otherwise indicated in the footnotes to the table below, our common units and the common units of ARLP reflected as being beneficially owned by the listed directors and executive officers are held directly by such directors and officers. The percentage of our common units beneficially owned is based on 59,863,000 common units outstanding as of February 28, 2009, and the percentage of common units of ARLP beneficially owned is based on 36,661,029 common units outstanding as of February 28, 2009.

	Alliance Holdings GP, L.P.		Alliance Resource Partners, L.P.
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)(2)(5)	47,536,123	79.41%	15,902,620	43.38%
Thomas Davidson, Sr.	—	*	—	*
Robert J. Druten	5,000	*	—	*
Michael J. Hall	—	*	29,951	*
Brian L. Cantrell (3)	6,500	*	16,989	*
R. Eberley Davis	—	*	—	*
Robert G. Sachse	—	*	21,213	*
Charles R. Wesley III (2)	3,699,080	6.18%	111,836	*
All directors and executive officers as a group (8 persons)	47,547,623	79.43%	16,082,609	43.87%
5% Common Unitholders
Management Group (4)	47,536,123	79.41%	N/A	N/A
Alliance Holdings GP, L.P.	N/A	N/A	15,544,169	42.40%
M&G Investment Funds 1 (6)	N/A	N/A	2,655,929	7.24%

*	Less than one percent

Footnotes related to AHGP Common Units Beneficial Ownership

(1)	The AHGP common units attributed to Mr. Craft consist of (i) 5,193,759 AHGP common units held by the JWC III Revocable Trust of which Mr. Craft is trustee, (ii) 20,641,168 AHGP common units held by SGP, of which Mr. Craft is the indirect sole owner and President, Chief Executive Officer and sole director, (iii) 523,122 AHGP common units held by Alliance Management Holdings III, LLC (“AMH III”), of which Mr. Craft may be deemed to be beneficial owner by virtue of his status as President and sole director of AMH III, and (iv) 21,178,074 AHGP common units held by certain current and former members of management of ARLP other than Mr. Craft with whom he may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in footnote (3) below. Of the common units referenced in clause (ii) of this footnote, 5,200,000 common units are subject to a pledge granted by SGP under a Pledge Agreement, dated October 1, 2008, in favor of Bank of Oklahoma, N.A. The filing of this report shall not be deemed an admission that Mr. Craft beneficially owns the AHGP common units referenced in clauses (iii) and (iv) of this footnote.

(2)	Mr. Wesley is part of the current and former members of management of ARLP with whom Mr. Craft may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in clause (iv) of footnote (1) above and in footnote (4) below. The 3,699,080 AHGP common units collectively held, directly and through family trusts, by Mr. Wesley represent a portion of the 21,178,074 AHGP common units attributed to Mr. Craft as referenced in clause (iv) of footnote (1) above. Accordingly, in order to avoid double counting, those 3,699,080 AHGP common units were not included in the line item of the above table entitled “All directors and executive officers as a group (8 persons)” for the calculation of the aggregate number of AHGP common units beneficially owned by the listed officers and directors, and the corresponding percentage calculation.

(3)	The AHGP common units and 14,170 of the ARLP common units are subject to a pledge granted by Mr. Cantrell in favor of Wachovia Bank, N.A. as lender under a Loan Agreement, dated as of July 9, 2008.

(4)	Members of the Management Group are parties to a Transfer Restrictions Agreement which contains certain provisions (e.g., drag-along rights granted to Mr. Craft) that, pursuant to Exchange Act Rule 13d-5(b), may cause the Management Group to be deemed to comprise a group under Exchange Act Rule 13d-5(b). Accordingly, without affirming the existence of an Exchange Act Rule 13d-5(b) group, the Management Group made a Schedule 13D filing pursuant to Exchange Act requirements. The Management Group’s 47,536,123 AHGP common units listed in the table above consist of (i) 26,358,049 AHGP common units owned, directly or indirectly, or attributed to Mr. Craft as described in clauses (i) through (iii) in footnote (1) above, and (ii) 21,178,074 AHGP common units held by the members of the Management Group other than Mr. Craft, as described in clause (iv) of footnote (1) above.

In addition to Messrs. Craft and Wesley, one other member of the Management Group, Thomas L. Pearson, individually holds more than 5% of AHGP’s common units. Mr. Pearson directly holds 3,574,271 AHGP common units, representing 5.97% of the AHGP common units outstanding. The reference in clause (ii) of footnote (4) above to 21,178,074 AHGP common units held by members of the Management Group other than Mr. Craft, includes the 3,571,271 AHGP common units held by Mr. Pearson.

Footnotes related to ARLP Common Units Beneficial Ownership

(5)	Mr. Craft’s ARLP common units consist of (i) 357,451 ARLP common units held directly by him, (ii) 1,000 ARLP common units held by his son, and (iii) 15,544,169 ARLP common units held by AHGP. Mr. Craft is a director and, through his ownership of C-Holdings, the indirect sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP (as described in footnote (1) above). As of February 28, 2009, AHGP owns 42.4% of ARLP’s common units. Mr. Craft disclaims beneficial ownership of the ARLP common units held by AHGP except to the extent of his pecuniary interest therein.

(6)	The information in the above table with respect to M&G Investment Funds 1 is based on a Schedule 13G/A filing made by it with the SEC. The Schedule 13G/A is dated as of December 31, 2008. The address for M&G Investment Funds 1 is Governor’s House, Laurence Pountney Hill, London, EC4R 0HH.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/ vesting of outstanding options, warrants and rights as of December 31, 2008	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2008
Equity compensation plans approved by unitholders:
ARLP Long-Term Incentive Plan	395,695	N/A	(16,984	)(1)
AHGP Long-Term Incentive Plan	—	N/A	5,215,000

(1)	As of February 28, 2009 there were 7,420 ARLP units remaining available for future issuance under the ARLP LTIP. The increase from December 31, 2008 was the result of settlement in cash for satisfaction of tax withholding obligations of a portion of the ARLP units granted in the 2006 ARLP LTIP awards that vested on January 1, 2009. The number of ARLP units available will also be increased upon the vesting of the ARLP units granted in the 2007 and 2008 ARLP LTIP awards for the same reason.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of December 31, 2008, we owned 15,544,169 common units of ARLP, representing 42.5% of its outstanding common units. In addition, as of December 31, 2008 the Management Group owned approximately 44.9% of our outstanding common units, and ARLP’s special general partner owned approximately 34.5%.

Certain of the officers and directors of our general partner are also officers and/or directors of ARLP’s managing general partner, including Mr. Craft, the Chairman, President and Chief Executive Officer of our general partner, Mr. Hall, a Director and Chairman of our general partner’s Audit Committee, Mr. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, and Mr. Davis, the Senior Vice President, General Counsel and Secretary of our general partner.

Omnibus Agreement

Pursuant to the terms of an amended omnibus agreement, AHGP agreed, and caused its controlled affiliates to agree, for so long as management controls the MGP, through its ownership of AHGP, not to engage in the business of mining, marketing or transporting coal in the U.S., unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the MGP Board of Directors with the concurrence of its conflicts committee, elects to cause ARLP not to pursue such opportunity or acquisition. The ARLP amended omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises AHGP that it has abandoned the pursuit of such business opportunity, and AHGP may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business we or our affiliates owned or operated at the closing of our IPO; any acquisition by us or our affiliates, the majority value of which does not constitute a restricted business, provided ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by us or our affiliates with the approval of MGP’s Board of Directors or MGP’s Conflicts Committee. Except as provided in the amended omnibus agreement, we and our affiliates are not prohibited from engaging in activities that directly compete with ARLP. In addition, our affiliates are not prohibited from engaging in activities that compete directly with us.

Transactions Between Us, ARLP, SGP, SGP Land, AGP, C-Holdings, ARH, and ARH II

The Board of Directors of our general partner and its conflicts committee review each of our related-party transactions to determine that each such transaction reflects market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the Board of Directors and its conflicts committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to AGP by its affiliates. The amount billed by AGP totaled $0.3 million for the year ended December 31, 2008, for costs principally related to the Deferred Compensation Plan.

C-Holdings

At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Mr. Craft, as the lender. The AHGP Credit Facility is available to us for our general partnership purposes. The facility will expire on March 31, 2011 and borrowings under the facility will bear interest at LIBOR plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. We had no borrowings under the AHGP Credit Facility during the year ended December 31, 2008.

On January 29, 2008, the board of directors of our general partner approved an amendment to the AHGP Credit Facility to extend the term, which would have expired March 31, 2008, through March 31, 2011. The amendment also provides that C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event of a change of control of us.

Administrative Services

In connection with our IPO, we entered into an Administrative Services Agreement with our general partner, MGP, ARLP, the Intermediate Partnership and ARH II. Under the Administrative Services Agreement, certain employees of Alliance Coal, including some executive officers, provide administrative services for us and ARH II and our affiliates. We reimburse the ARLP Partnership for services rendered for us by those employees as provided under the Administrative Services Agreement. We paid the ARLP Partnership $0.4 million under this agreement for the year ended December 31, 2008.

Affiliate Contribution

During 2008, an affiliated entity controlled by Mr. Craft contributed to us 25,898 of our common units valued at approximately $0.6 million at the time of contribution and $0.8 million of cash, for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of this contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to ARLP’s subsidiary, Alliance Coal. The ARLP Partnership made a special allocation of certain general and administrative expenses equal to the amount of our contribution to MGP, which made an identical allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

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

On May 2, 2007, Alliance Coal, the ARLP Partnership’s operating subsidiary, entered into a time sharing agreement with SGP Land concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time sharing agreement as amended, the ARLP Partnership reimbursed SGP Land $0.7 million for the year ended December 31, 2008 for use of the aircraft.

On January 28, 2008, effective January 1, 2008, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land. The purchase price was $13.3 million. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to ARLP’s subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through mineral leases and sublease agreements that were assigned to Alliance Resource Properties by SGP Land in this transaction. Under the terms of those agreements, Webster County Coal, Warrior and Hopkins County Coal were required to pay SGP Land certain advance minimum royalties and other amounts that were recoupable against earned royalties otherwise due to SGP Land. As of the effective date of the transaction, the remaining recoupable balances of such payments totaled $7.6 million. Webster County Coal, Warrior, and Hopkins County Coal also reimbursed SGP Land for its base lease obligations, including advance minimum royalties due the base lessors. As of the effective date of the transaction, the remaining recoupable balance of the advance minimum royalties due the base lessors was $0.4 million. The recoupable balances of advance minimum royalties and other payments at the time of the acquisition, other than $0.4 million paid to the base lessors, are eliminated in ARLP’s consolidated financial statements.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during the year ended December 31, 2008. As of December 31, 2008, $1.5 million of advance minimum royalties paid under the lease is available for recoupment.

SGP

In 2005, Tunnel Ridge entered into a coal lease agreement with the SGP, ARLP’s special general partner, requiring advance minimum royalty payments of $3.0 million per year. As of December 31, 2008, Tunnel Ridge had paid $12.0 million of advance minimum royalty payments pursuant to the lease. The advance royalty payments are fully recoupable against earned royalties. Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with the SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay the SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $0.2 million for the year ended December 31, 2008.

The ARLP Partnership has a noncancelable operating lease arrangement with the SGP for the coal preparation plant and ancillary facilities at the Gibson mining complex. Under the terms of the lease, the ARLP Partnership will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for the year ended December 31, 2008 was $2.6 million.

The ARLP Partnership has agreements with two banks to provide letters of credit in an aggregate amount of $31.0 million. At December 31, 2008, the ARLP Partnership had $29.0 million in outstanding letters of credit under these agreements. The SGP guarantees $5.0 million of these outstanding letters of credit. The SGP does not charge the ARLP Partnership for this guarantee.

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

In 2008, the Board of Directors of our general partner affirmatively determined that the members of the Audit Committee of our general partner—Messrs. Hall, Davidson and Druten—are independent directors as defined under applicable NASDAQ and Exchange Act rules. Please see “Item 10. Directors, Executive Officers and Corporate Governance of the Managing General Partner—Audit Committee.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Deloitte & Touche LLP is our independent registered public accounting firm. Fees paid to Deloitte & Touche LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services provided during each of the years ended December 31, 2008 and 2007 was $0.2 million, respectively. Audit services consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted accounting principles.

Audit-Related Fees. There were $18,000 fees for audit-related services provided during the year ended December 31, 2008, and were no fees for the year ended December 31, 2007, respectively. Audit-related services consist primarily of consultations concerning financial accounting and reporting standards.

Tax Fees. There were no fees for tax services from our independent registered public accounting firm as of December 31, 2008. Fees for tax services provided during the year ended December 31, 2007 were $0.1 million. Tax services relate primarily to the preparation of federal and state tax returns but can also be related to tax advice, exclusive of tax services rendered in conjunction with the audit.

All Other Fees. There were no other fees for the years ended December 31, 2008 and 2007.

In addition, ARLP paid audit, audit-related and tax fees of $0.8 million and $1.1 million, respectively, for the years ended December 31, 2008 and 2007.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements.

The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8. —Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2008, 2007 and 2006, is set forth under Part II Item 8. —Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)	The exhibits listed below are filed as part of this annual report.

	2.1	Contribution Agreement by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC and Alliance Resources GP, LLC dated November 18, 2005. (Incorporated by reference to Exhibit 2.1 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

	3.1	Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P., dated as of May 15, 2006 (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

	3.2	Amended and Restated Limited Liability Company Agreement of Alliance GP, LLC (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

	3.3	Certificate of Limited Partnership of Alliance Holdings GP, L.P. (Incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

	3.4	Certificate of Formation of Alliance GP, LLC (Incorporated by reference to Exhibit 3.3 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

	3.5	Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.1 of Alliance Resource Partners, L.P.’s Form 8-K filed with the Commission on October 27, 2005, File No. 000-26823).

	3.6	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.2 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

	3.7	Certificate of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.6 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1 filed with the Commission on May 20, 1999 (Reg. No. 333-78845)).

	3.8	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.8 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

3.9	Certificate of Formation of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.7 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1/A filed with the Commission on July 23, 1999 (Reg. No. 333-78845)).

3.10	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.4 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

3.11	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.5 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

3.12	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.6 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

3.13	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L. P. dated October 25, 2007. (Incorporated by reference to Exhibit 3.10 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on February 29, 2008, File No. 000-26823).

3.14	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P. (Incorporated by reference to Exhibit 3.14 the Registrant’s Annual Report on Form 10-K filed with the Commission on March 7, 2008, File No. 000-51952).

4.1	Form of our Common Unit Certificate (Included as Exhibit A to the Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.)

4.2	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 filed with the Commission on November 22, 2005, File No. 333-129883).

10.1(1)	Alliance Holdings GP, L.P. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.2	Revolving Credit Agreement dated May 15, 2006 between Alliance Holdings GP, L.P. and C-Holdings, LLC (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.3	Omnibus Agreement dated August 20, 1999 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.4	Amendment to Omnibus Agreement dated May 8, 2002 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.5	Second Amendment dated May 15, 2006 to the Omnibus Agreement amount Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, AMH II, LLC, Alliance Resource Holdings II, Inc., Alliance Management Holdings, LLC, Alliance Holdings GP, L.P. and Alliance GP, LLC (Incorporated by reference to Exhibit 10.5 of Registrant’s Current Report Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.6	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC (Incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed with the Commission on May 17, 2006, File No. 000-51952).

10.7	Registration Rights Agreement dated May 15, 2006 among Alliance Holdings GP, L.P., Alliance GP, LLC and each of the other parties identified on the signature pages (Incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2006, File No. 000-51952).

10.8	Transfer Restrictions Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, C-Holdings, LLC, Alliance Resource Holdings II, Inc. Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, and the individuals and trusts listed on the signature pages thereof (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2006, File No. 000-51952).

10.9	Amended and Restated Registration Rights Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC, and Alliance Resource GP, LLC (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report Form 8-K filed with the Commission on June 16, 2006, File No. 000-51952).

10.10	Alliance GP, LLC Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.1 of Registrants Quarterly Report on Form 10-Q filed with the Commission on November 13, 2006, File No. 000-51952).

10.11	Charter for the Audit Committee of the Board of Directors dated March 22, 2006 (Incorporated by reference to Exhibit 10.11 of Registrants Annual Report on Form 10-K filed with the Commission on March 15, 2007, File No. 000-51952).

*10.12	Amended and Restated Charter for the Audit Committee of the Board of Directors dated March 5, 2009.

10.13	Amended and Restated Charter for the Audit Committee of the Board of Directors dated March 5, 2008 (Incorporated by reference to Exhibit 10.12 of Registrants Annual Report on Form 10-K filed with the Commission on March 7, 2008, File No. 000-51952).

10.14	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein. (Incorporated by reference to Exhibit 10.20 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.15	Letter of Credit Facility Agreement dated as of August 30, 2001, between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.23 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.16	Amendment No. 1 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.9 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-26823).

10.17	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.26 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.18	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.27 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.19	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein. (Incorporated by reference to Exhibit 10.3 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.20	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.21(1)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.17 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.22(1)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.18 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.23(1)	Alliance Coal, LLC Short-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.24(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 99.2 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

10.25	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 99.3 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

10.26	Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation. (Incorporated by reference to Exhibit 10.9 of Alliance Resource Partners, L.P.’s Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

10.27	Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

10.28	Amendment No. 4 dated October 25, 2005, between Seminole Electric Cooperative, Inc. and Webster County Coal, LLC (successor-in-interest to Webster County Coal Corporation), White County Coal, LLC (successor-in-interest to White County Coal Corporation), and Alliance Coal, LLC, as successor-in-interest to Mapco Coal, Inc. and agent for Webster County Coal, LLC and White County Coal, LLC, to the Coal Supply Agreement. (Incorporated by reference to Exhibit 10.3 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on October 26, 2005, File No. 000-26823).

10.29	Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power Company and Mettiki Coal Corporation. (Incorporated by reference to Exhibit 10. (t) to MAPCO Inc.’s Annual Report on Form 10-K, filed April 1, 1996, File No. 1-5254).

10.30	Agreement for the Supply of Coal to the Mount Storm Power Station, dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.31(2)	Ancillary Services Agreement, dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.32(2)	Amended and Restated Lease Agreement, dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.3 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.33(2)	Amended and Restated Equipment Lease Agreement (Existing Truck Unloading Facility), dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.4 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.34(2)	Amended and Restated Memorandum of Understanding dated as of June 22, 2005, among Virginia Electric and Power Company, Alliance Coal, LLC and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.5 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.35(2)	Feedstock Agreement No. 2, dated as of July 1, 2005, between Alliance Coal, LLC and Mount Storm Coal Supply, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on August 5, 2005, File No. 000-26823).

10.36(2)	Memorandum of Understanding dated January 17, 2005 between VEPCO and Mettiki. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on January 19, 2005, File No. 000-26823).

10.37(2)	Amendment No. 1 dated January 17, 2005 between VEPCO and Mettiki to the Coal Supply Agreement. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on January 19, 2005, File No. 000-26823).

10.38	Coal Feedstock Supply Agreement dated October 26, 2001, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit 10.27 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

10.39	First Amendment to Coal Feedstock Supply Agreement dated February 28, 2002, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit 10.28 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

10.40(2)	Second Amendment to Coal Feedstock Supply Agreement dated April 1, 2003, between Synfuel Solutions Operating LLC and Warrior Coal, LLC. (Incorporated by reference to Exhibit 10.40 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 000-26823).

10.41	Assignment and Assumption Agreement dated April 1, 2003 between Synfuel Solutions Operating LLC, Hopkins County Coal, LLC, and Warrior Coal, LLC. (Incorporated by reference to Exhibit 10.31 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.42	Guaranty by Alliance Coal, LLC dated October 25, 2005. (Incorporated by reference to Exhibit 10.28 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 16, 2006, File No. 000-26823).

10.43(2)	Amendment No. 1 to the Agreement for the supply of coal to Mt. Storm Power Station, made effective January 1, 2007, between Virginia Electric and Power Company and Alliance Coal, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on February 20, 2007, File No. 000-26823).

10.44(2)	Memorandum of Understanding, made effective January 1, 2007, between Virginia Electric and Power Company, and Alliance Coal, LLC, Mettiki Coal (WV), LLC and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.33 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.45	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on May 16, 2006, File No. 000-26823).

10.46	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC. (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-26823).

10.47	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC. (Incorporated by reference to Exhibit 10.2 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-26823).

10.48(2)	Restated and Amended Feedstock Agreement No. 2, dated June 1, 2006, between Alliance Coal, LLC and Mount Storm Coal Supply, LLC (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Current Report on Form 8-K filed with the Commission on July 13, 2006, File No. 000-26823).

10.49(2)	Financial Covenants Agreement dated October 25, 2005 by and between Seminole Electric Corporation, Inc. and Alliance Coal, LLC. (Incorporated by reference to Exhibit 10.29 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 16, 2006, File No. 000-26823).

10.50(1)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.50 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.51(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.50 of Alliance Resource Partners, L.P.’s Form 10-K filed with the Commission on February 29, 2008, File No. 000-26823).

10.52(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.51 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.53(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.52 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.54(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.53 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on February 29, 2008, File No. 000-26823).

10.55	First Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 10.53 of Alliance Resource Partners, L.P.’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.56	Second Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 10.55 of Alliance Resource Partners, L.P.’s Annual Report Form 10-K filed with the Commission on February 29, 2008, File No. 000-26823).

10.57	Amendment No. 1 to Revolving Credit Facility dated March 12, 2007 between Alliance Holdings GP, L.P. and C-Holdings, LLC (Incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007, File No. 000-51952).

10.58	Amendment No. 2 to Revolving Credit Facility dated March 5, 2008 between Alliance Holdings GP, L.P. and C-Holdings, LLC. (Incorporated by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 7, 2008).

10.59	First Amendment to the Alliance GP, LLC Directors Annual Retainer and Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 7, 2008).

*10.60	Amended and Restated Alliance GP, LLC Directors Annual Retainer and Deferred Compensation Plan.

10.61	Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrow and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and JPMorgan Chase Bank, N.A. as Paying Agent and Citicorp USA, Inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global Markets Inc. and J.P. Morgan Securities In. as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 27, 2007, File No. 000-51952).

10.62	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2008, File No. 000-51952).

10.63	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2008, File No. 000-51952).

10.64	Letter Amendment No. 1, dated as of June 26, 2008, to the Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, in each case as named therein, JPMorgan Chase Bank, N.A. as Paying Agent, Citicorp USA, Inc. and JPMorgan Chase Bank, N.A. as Co-Administrative Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2008, File No. 000-51952).

10.65(1)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.52 of Alliance Resource Partners, L.P. Annual Report on Form 10-K filed with the Commission on February 27, 2009, File No. 000-26823).

10.66(1)	Second Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.53 of Alliance Resource Partners, L.P. Annual Report on Form 10-K filed with the Commission on February 27, 2009, File No. 000-26823).

14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (Incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007, File No. 000-51952).

*21.1	List of Subsidiaries.

*23.1	Consent of Deloitte & Touche LLP regarding Form S-3, Registration Statements No. 333-143463.

*31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 6, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 6, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 6, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 6, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

(1)	Denotes management contract or compensatory plan or arrangement.

(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 6, 2009.

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

Signature	Title	Date

/s/ Joseph W. Craft III Joseph W. Craft III	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 6, 2009

/s/ Brian L. Cantrell Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2009

/s/ Michael J. Hall Michael J. Hall	Director	March 6, 2009

/s/ Thomas M. Davidson Thomas M. Davidson	Director	March 6, 2009

/s/ Robert J. Druten Robert J. Druten	Director	March 6, 2009