Form 10-Q
period 2009-03-31
Alliance Holdings GP, L.P.
filed 2009-05-08
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 8, 2009, 59,863,000 Common Units are outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$213,582	$246,708
Trade receivables	114,484	87,922
Other receivables	4,985	6,021
Due from affiliates	123	—
Inventories	41,999	26,510
Advance royalties	3,200	3,200
Prepaid expenses and other assets	6,305	10,162

Total current assets	384,678	380,523

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,160,927	1,085,214
Less accumulated depreciation, depletion and amortization	(486,129)	(468,784)

Total property, plant and equipment, net	674,798	616,430

OTHER ASSETS:
Advance royalties	26,886	23,828
Other long-term assets	10,401	11,845

Total other assets	37,287	35,673

TOTAL ASSETS	$1,096,763	$1,032,626

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$87,086	$63,991
Due to affiliates	—	54
Accrued taxes other than income taxes	13,033	11,235
Accrued payroll and related expenses	20,441	20,555
Accrued interest	6,864	3,454
Workers’ compensation and pneumoconiosis benefits	9,377	9,377
Current capital lease obligation	345	351
Other current liabilities	13,777	12,671
Current maturities, long-term debt	18,000	18,000

Total current liabilities	168,923	139,688

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	440,000	440,000
Pneumoconiosis benefits	32,096	31,436
Accrued pension benefit	20,766	19,952
Workers’ compensation	47,506	47,828
Asset retirement obligations	56,836	56,204
Due to affiliates	133	103
Long-term capital lease obligation	704	784
Other liabilities	5,508	5,459

Total long-term liabilities	603,549	601,766

Total liabilities	772,472	741,454

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding, respectively	271,126	256,395
Accumulated other comprehensive income (loss)	(8,508)	(8,673)

Total AHGP Partners’ Capital	262,618	247,722
Noncontrolling interests	61,673	43,450

Total Partners’ Capital	324,291	291,172

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,096,763	$1,032,626

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
SALES AND OPERATING REVENUES:
Coal sales	$312,260	$269,158
Transportation revenues	10,890	10,620
Other sales and operating revenues	6,041	3,713

Total revenues	329,191	283,491

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	196,376	192,618
Transportation expenses	10,890	10,620
Outside coal purchases	4,760	2,903
General and administrative	10,117	9,316
Depreciation, depletion and amortization	27,350	23,294

Total operating expenses	249,493	238,751

INCOME FROM OPERATIONS	79,698	44,740
Interest expense (net of interest capitalized for the three months ended March 31, 2009 and 2008 of $215 and $222, respectively)	(7,981)	(2,988)
Interest income	648	106
Other income	226	217

INCOME BEFORE INCOME TAXES	72,591	42,075
INCOME TAX EXPENSE (BENEFIT)	427	(655)

NET INCOME	72,164	42,730
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(33,338)	(19,705)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$38,826	$23,025

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.65	$0.38

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.4025	$0.2875

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC AND DILUTED	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$74,420	$65,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(85,597)	(34,049)
Changes in accounts payable and accrued liabilities	17,784	3,467
Proceeds from sale of property, plant and equipment	—	7
Payment for acquisition of coal reserves and other assets	—	(13,300)
Receipts of prior advances on Gibson rail project	535	738

Net cash used in investing activities	(67,278)	(43,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	—	76,100
Payments under revolving credit facilities	—	(54,100)
Payments on capital lease obligation	(86)	(92)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(791)	—
Contributions to consolidated partnership from affiliate noncontrolling interest	—	1
Distributions paid by consolidated partnership to noncontrolling interests	(15,356)	(12,498)
Distributions paid to Partners	(24,095)	(17,210)

Net cash used in financing activities	(40,328)	(7,799)

EFFECT OF CURRENCY TRANSLATION ON CASH	60	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,126)	14,949

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	246,708	1,783

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$213,582	$16,732

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,699	$5,745

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$32,876	$8,512

Market value of ARLP common units vested in ARLP’s Long-Term Incentive Plan before minimum statutory tax withholding requirements	$2,333	$3,658

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

Organization and Formation

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP.” We own directly and indirectly 100% of the members’ interest in MGP, ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major U.S. utilities and industrial users. ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999, to acquire, upon completion of ARLP’s initial public offering on August 19, 1999, certain coal and marketing assets of Alliance Resource Holdings, Inc. (“ARH”), a Delaware Corporation. We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership. In June 2006, ARH and its parent company became wholly-owned, directly and indirectly, by Joseph W. Craft, III, the Chairman, President and Chief Executive Officer of AGP and a Director and the President and Chief Executive Officer of MGP.

We are owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of March 31, 2009 and December 31, 2008, the results of our operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. All of our intercompany transactions and accounts have been eliminated. Net income attributable to Alliance Holdings GP, L.P. from our accompanied condensed consolidated financial statements will be described as “Net Income of AHGP.”

Since we own MGP, our condensed consolidated financial statements reflect the consolidated results of the ARLP Partnership. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP are reflected as net income attributable to noncontrolling interest on our condensed consolidated statement of income and Partners’ Capital, noncontrolling interest on our condensed consolidated balance sheets. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as noncontrolling interests and (b) additional general and administrative costs and taxes attributable to us. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement and amounts billed by, and reimbursed to, AGP under our partnership agreement.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.	NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS No. 141R applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. SFAS No. 141R also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Because we did not complete any business acquisitions during the three months ended March 31, 2009, the adoption of SFAS No. 141R on January 1, 2009 did not have an effect on the accompanying condensed consolidated financial statements.

We adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, on January 1, 2009 (Note 6).

New Accounting Standards Issued and Not Yet Adopted

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS No. 132(R)-1 amends SFAS No. 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits, to require more detailed annual disclosures about employers’ plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The provisions of FSP SFAS No. 132(R)-1 are effective for fiscal years ending after December 15, 2009. We are currently evaluating the requirements of FSP SFAS No. 132(R)-1. However, we do not anticipate that the adoption of FSP SFAS No. 132(R)-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We are currently evaluating the requirements of FSP SFAS No. 107-1 and APB No. 28-1. However, we do not anticipate that the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will have a material impact on our condensed consolidated financial statements.

3.	CONTINGENCIES

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

4.	ACQUISITIONS

On January 28, 2008, effective January 1, 2008, the ARLP Partnership, through its subsidiary Alliance Resource Properties, LLC (“Alliance Resource Properties”) acquired additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land, LLC (“SGP Land”). SGP Land is a subsidiary of SGP and is indirectly owned by Mr. Craft. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, LLC (“Webster County Coal”), Warrior Coal, LLC (“Warrior”) and Hopkins County Coal, LLC (“Hopkins County Coal”) through mineral leases and sublease agreements, pursuant to which the ARLP Partnership had paid advance royalties of approximately $8.0 million that had not yet been recouped against production royalties. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million paid to the base lessors, were eliminated upon consolidation of the ARLP Partnership’s financial statements. The purchase price of $13.3 million cash paid at closing was primarily attributable to the historical cost basis of the mineral rights included in property, plant and equipment. The ARLP Partnership financed this acquisition using a combination of existing cash on hand and borrowings under its revolving credit facility. Since this transaction was a related-party transaction, it was reviewed by the board of directors of MGP (“MGP Board of Directors”) and its conflicts committee (“MGP Conflicts Committee”). Based upon these reviews, the MGP Board of Directors and MGP Conflicts Committee approved the SGP Land transaction as fair and reasonable to the ARLP Partnership and its limited partners. Because the SGP Land acquisition was between entities under common control, it was accounted for at historical cost.

5.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, requires enhanced disclosures about assets and liabilities carried at fair value and establishes a hierarchal disclosure framework based upon the quality of inputs used to measure fair value. We elected to defer the application of SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until our fiscal year beginning January 1, 2009, as permitted by FSP No. SFAS 157-2. The application of SFAS No. 157 to nonfinancial assets and liabilities on January 1, 2009 did not have an impact on our condensed consolidated financial statements as of March 31, 2009.

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

The following table provides a summary of changes in fair value of the ARLP Partnership’s Level 3 workers’ compensation and long-term disability liabilities (included in other current and long-term liabilities) for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Balance December 31, 2008	Accruals Increase/ Decrease	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance March 31, 2009
Workers’ compensation liability	$56,671	4,398	(3,328)	864	(2,255)	$56,350
Long-term disability liability	$2,485	(363)	(44)	43	—	$2,121

	Balance December 31, 2007	Accruals Increase/ Decrease	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance March 31, 2008
Workers’ compensation liability	$51,619	4,181	(2,824)	765	(685)	$53,056
Long-term disability liability	$2,791	—	(61)	46	—	$2,776

Valuation changes gain/loss related to the workers’ compensation and the long-term disability liabilities primarily represent valuation changes attributable to changes in the estimated liability for benefits associated with prior years or due to changes in interest rates and are recorded in operating expenses in our condensed consolidated statement of income.

At March 31, 2009 and December 31, 2008, the estimated fair value of the ARLP Partnership’s fixed rate term debt was $412.7 million and $362.8 million, respectively, based on interest rates that it believes is currently available to it for issuance of debt with similar terms and remaining maturities.

6.	NONCONTROLLING INTERESTS

Effective January 1, 2009 we adopted SFAS No. 160, which establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries. Noncontrolling ownership interests in consolidated subsidiaries is presented in the consolidated balance sheet as a component within total partners’ capital that is separate from the parent entity, AHGP, partners’ capital. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests. Earnings per unit is based on earnings attributable to only the parent company and did not change upon adoption of SFAS No. 160. SFAS No. 160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS No. 160 also requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS No. 160 is applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of 2009, the year of adoption. However, the presentation of noncontrolling interests within partners’ capital and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented.

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership which we consolidate (Note 1) and a third-party ownership interest in Mid-America Carbonates, LLC (“MAC”). The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital with retrospective application due to the adoption of SFAS No. 160 for the periods indicated (in thousands):

	March 31, 2009	December 31, 2008
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,820)	$(303,824)
Non-Affiliates (ARLP’s non-affiliate limited partners)	375,473	357,573
MAC	1,056	927
Accumulated other comprehensive income (loss) attributable to noncontrolling interests	(11,036)	(11,226)

Total noncontrolling interests	$61,673	$43,450

The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The total obligation associated with ARLP’s Long-Term Incentive Plan (“ARLP LTIP”) is also included in the Non-Affiliates component of noncontrolling interest (Note 7). Concurrent with the adoption of SFAS No. 160, we allocated accumulated other comprehensive income between controlling and noncontrolling interests that resulted in an impact of $11.2 million and $61,000 between accumulated other comprehensive income (loss) and noncontrolling interests at December 31, 2008 and 2007, respectively.

The noncontrolling interest designated as MAC represents a 50% third-party interest in MAC. White County Coal, LLC (“White County Coal”), a subsidiary of Alliance Coal entered into a limited liability company agreement with a third-party in 2006 to form MAC, which manufactures and sells rock dust. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and the ARLP Partnership is the primary beneficiary.

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income attributable to noncontrolling interests:
Affiliate (SGP)	$12	$7
Non-Affiliates (ARLP’s non-affiliate limited partners)	33,197	19,557
MAC	129	141

	$33,338	$19,705

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Distributions paid to noncontrolling interests:
Affiliate (SGP)	$8	$6
Non-Affiliates (ARLP’s non-affiliate limited partners)	15,348	12,492
MAC	—	—

	$15,356	$12,498

Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of noncontrolling interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million.

SGP’s investment basis as of March 31, 2009 and December 31, 2008 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests

The following tables present the change in partners’ capital with retrospective application due to the adoption of SFAS No. 160 for the three months ended March 31, 2009 and 2008(in thousands):

	Alliance Holdings GP, L.P.
	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2009	$256,395	$(8,673)	$43,450	$291,172
Net income	38,826	—	33,338	72,164
Other comprehensive income	—	165	190	355
Vesting of ARLP Long-Term Incentive Plan	—	—	(791)	(791)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	842	842
Distributions on ARLP common unit-based compensation	—	—	(283)	(283)
Distribution to AHGP Partners	(24,095)	—	—	(24,095)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(15,073)	(15,073)

Balance at March 31, 2009	$271,126	$(8,508)	$61,673	$324,291

	Alliance Holdings GP, L.P.
	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2008	$262,445	$48	$55,353	$317,846
Net income	23,025	—	19,705	42,730
Vesting of ARLP Long-Term Incentive Plan	—	—	(1,181)	(1,181)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	657	657
Common control acquisition	(9,809)	—	—	(9,809)
Contributions to consolidated partnership from affiliate noncontrolling interest	—	—	1	1
Distributions on ARLP common unit-based compensation	—	—	(203)	(203)
Distribution to AHGP Partners	(17,210)	—	—	(17,210)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(12,295)	(12,295)

Balance at March 31, 2008	$258,451	$48	$62,037	$320,536

7.	COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees of MGP and its affiliates who perform services for the ARLP Partnership. The ARLP LTIP awards are of non-vested restricted units, which upon satisfaction of vesting requirements entitle the ARLP LTIP participant to receive ARLP common units. On January 27, 2009, the compensation committee (“MGP Compensation Committee”) of the MGP Board of Directors determined that the vesting requirements for the 2006 grants of 71,975 restricted units (which is net of 18,725 forfeitures) had been satisfied as of January 1, 2009. As a result of this vesting, on February 12, 2009, the ARLP Partnership issued 47,571 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the ARLP LTIP participants. On January 29, 2008 and October 28, 2008, the MGP Compensation Committee authorized additional grants up to 100,000 and 152,445 restricted units, respectively, of which 93,600 and 141,145 units had been granted as of December 31, 2008 and will vest January 1, 2011 and 2012, respectively, subject to satisfaction of certain financial tests. During the three months ended March 31, 2009 ARLP LTIP grants were made of another 2,000 units from the October 28, 2008 authorization and of an additional 7,125 units authorized by the MGP Compensation Committee on February 20, 2009, all of which will vest on January 1, 2012 subject to satisfaction of certain financial tests. The fair value of these 2009 grants is equal to the intrinsic value at the date of grant, which was $25.02 per unit on a weighted average basis. ARLP LTIP expense was $0.8 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 the outstanding unvested ARLP LTIP grants exceeded the units available for issuance under the ARLP LTIP by 1,705 units. However, “reloading” of units available for awards as a result of settlement of a portion of outstanding awards in cash to satisfy tax withholding obligations, as provided in the ARLP LTIP, will provide sufficient units to fulfill all outstanding awards.

As of March 31, 2009, there was $6.1 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.9 years. As of March 31, 2009, the intrinsic value of the non-vested ARLP LTIP grants was $9.7 million. As of March 31, 2009, the total obligation associated with the ARLP LTIP was $4.0 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership. Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit. The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP as of March 31, 2009.

8.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Effective during 2008, the ARLP Partnership’s new employees of some of these participating operations are no longer eligible to participate in the Pension Plan, but are eligible to participate in a defined contribution profit sharing and savings plan (“PSSP”) that the ARLP Partnership sponsors. Additionally, certain employees participating in the Pension Plan, for some of those participating operations, had the one-time option during 2008 to remain in the Pension Plan or participate in enhanced benefit provisions under the PSSP. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$667	$703
Interest cost	755	653
Expected return on plan assets	(608)	(880)
Amortization of actuarial loss	355	—

Net periodic benefit cost	$1,169	$476

As of March 31, 2009, the ARLP Partnership had made no contributions to the Pension Plan during 2009. We previously disclosed in our financial statements for the year ended December 31, 2008 that the ARLP Partnership expected to contribute $10.6 million to the Pension Plan in 2009 for the 2008 plan year. Based upon guidance recently issued by the Internal Revenue Service regarding determination of pension plan liabilities, the ARLP Partnership currently anticipates contributing $5.8 million to the Pension Plan in 2009 for the 2008 plan year. On April 15, 2009 the ARLP Partnership made a quarterly contribution payment of $0.8 million to the Pension Plan for the 2009 plan year.

9.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$72,164	$42,730
Other comprehensive income:
Pension (Note 8)	355	—

Total other comprehensive income	355	—

Total comprehensive income	72,519	42,730
Less comprehensive income attributable to noncontrolling interests:
Net income	(33,338)	(19,705)
Pension (Note 8)	(190)	—

Comprehensive income attributable to AHGP	$38,991	$23,025

Comprehensive income differs from net income by the amount of amortization of actuarial loss associated with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R).

10.	SEGMENT INFORMATION

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

The Illinois Basin segment is comprised of Webster County Coal’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior’s mining complex, the Gibson County Coal (South), LLC (“Gibson South”) property, certain properties of Alliance Resource Properties and a mining complex currently under construction at River View Coal, LLC. The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal, LLC’s and MC Mining, LLC’s mining complexes.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV) LLC’s Mountain View mining complex, two small third-party mining operations, a mining complex currently under construction at Tunnel Ridge, LLC and the Penn Ridge Coal, LLC (“Penn Ridge”) property. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, MAC, Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties. Segment results for the three months ended March 31, 2009 and 2008, are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Operating segment results for the three months ended March 31, 2009:

Total revenues (2)	$230,548	$54,003	$39,686	$9,703	$(4,749)	$329,191
Segment Adjusted EBITDA Expense (3)	131,409	37,096	30,555	6,599	(4,749)	200,910
Segment Adjusted EBITDA (4)	90,758	16,818	6,712	3,103	—	117,391
Total assets	608,191	95,934	162,984	229,771	(117)	1,096,763
Capital expenditures	57,484	5,023	22,292	798	—	85,597

Operating segment results for the three months ended March 31, 2008:

Total revenues (2)	$191,913	$49,333	$40,312	$3,848	$(1,915)	$283,491
Segment Adjusted EBITDA Expense (3)	127,026	38,149	28,193	3,972	(2,036)	195,304
Segment Adjusted EBITDA (4)	57,450	11,122	8,998	(123)	120	77,567
Total assets	479,988	100,351	131,750	31,631	(105)	743,615
Capital expenditures (5)	29,203	2,050	2,469	327	—	34,049

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from MAC and Matrix Design to the ARLP Partnership’s mining operations.

(2)	Revenues included in the Other and Corporate column are primarily attributable to Mt. Vernon transloading revenues, Matrix Design revenues, MAC rock dust revenues and brokerage sales (three months ended March 31, 2009 only).
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and consequently it does not realize any gain or loss on transportation revenues.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment Adjusted EBITDA Expense	$200,910	$195,304

Outside coal purchases	(4,760)	(2,903)
Other income	226	217

Operating expenses (excluding depreciation, depletion and amortization)	$196,376	$192,618

(4)	Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, net interest expense, depreciation, depletion and amortization, and general and administrative expense. Consolidated Segment Adjusted EBITDA is reconciled to net income below (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment Adjusted EBITDA	$117,391	$77,567
General and administrative	(10,117)	(9,316)
Depreciation, depletion and amortization	(27,350)	(23,294)
Interest expense, net	(7,333)	(2,882)
Income tax (expense) benefit	(427)	655

Net income	$72,164	$42,730

(5)	Capital expenditures for the three months ended March 31, 2008 do not include an acquisition of coal reserves and other assets in the Illinois Basin of $13.3 million separately reported in our condensed consolidated statements of cash flows.

11.	SUBSEQUENT EVENTS

On April 27, 2009, we declared a quarterly distribution for the quarter ended March 31, 2009, of $0.415 per unit, totaling approximately $24.8 million, on all common units outstanding, payable on May 20, 2009 to all unitholders of record as of May 13, 2009.

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

Summary

We have no operating activities apart from those conducted by the ARLP Partnership, and our cash flows currently consist primarily of distributions from ARLP for our ARLP partnership interests, including the incentive distribution rights that we own. We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership’s financial results and the results of our other subsidiaries. The earnings of the ARLP Partnership allocated to its limited partners’ interest not owned by us and allocated to SGP’s general partner interest in ARLP are reflected as a noncontrolling interest in our consolidated statement of income and balance sheet. In addition to the ARLP Partnership, our historical consolidated results of operations include the results of operations of MGP, our wholly-owned subsidiary.

The AHGP Partnership’s results of operations principally reflect the results of operations of the ARLP Partnership adjusted for noncontrolling partners’ interest in the ARLP Partnership’s net income. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of the ARLP Partnership.

The ARLP Partnership is a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become what it believes to be the fifth largest coal producer in the eastern U.S. The ARLP Partnership operates eight mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. The ARLP Partnership is constructing two new mining complexes, one in Kentucky and one in West Virginia, and also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.

We have four reportable segments: Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern U.S. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

•

Illinois Basin segment is comprised of Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s (“White County Coal”) Pattiki mine and Warrior Coal, LLC’s (“Warrior”) mining complex, the Gibson County Coal (South), LLC (“Gibson South”) property, certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and a mining complex currently under construction at River View Coal, LLC (“River View”). The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

•	Central Appalachian segment is comprised of Pontiki Coal, LLC’s and MC Mining, LLC’s mining complexes.

•

Northern Appalachian segment is comprised of Mettiki Coal, LLC mining complex, Mettiki Coal (WV) LLC’s Mountain View mining complex, two small third-party mining operations, a mining complex currently under construction at Tunnel Ridge, LLC (“Tunnel Ridge”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

•

Other and Corporate segment includes marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”), Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

We reported net income of $72.2 million for the three months ended March 31, 2009 (“2009 Quarter”) compared to $42.7 million for the three months ended March 31, 2008 (“2008 Quarter”). This increase of $29.5 million was principally due to improved contract pricing resulting in a record average coal sales price of $48.59 per ton sold. The ARLP Partnership had tons sold of 6.4 million compared to 7.0 million tons sold for the 2008 Quarter and tons produced were comparable for each of the 2009 and 2008 Quarters at 6.9 million. Increased operating expenses during the 2009 Quarter primarily reflect the increase in labor and labor-related expenses, as well as higher sales-related expenses, material and supply costs and maintenance costs and other factors described below.

	Three Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)		(per ton sold)
Tons sold	6,427	6,994	N/A	N/A
Tons produced	6,871	6,865	N/A	N/A
Coal sales	$312,260	$269,158	$48.59	$38.48
Operating expenses and outside coal purchases	$201,136	$195,521	$31.30	$27.96

Coal sales. Coal sales for the 2009 Quarter increased 16.0% to $312.3 million from $269.2 million for the 2008 Quarter. The increase of $43.1 million in coal sales reflected the benefit of record average coal sales prices (contributing $65.0 million in additional coal sales) partially offset by lower sales volumes (reducing coal sales by $21.9 million). Record average coal sales prices increased $10.11 per ton sold to $48.59 per ton in the 2009 Quarter as compared to the 2008 Quarter, primarily as a result of improved contract pricing across all operations as well as increased price realizations on coal sales of purchased tons in the Central Appalachian and Northern Appalachian regions.

Operating expenses. Operating expenses increased 2.0% to $196.4 million for the 2009 Quarter from $192.6 million for the 2008 Quarter. The increase of $3.8 million resulted from an increase in operating expenses associated with the specific factors listed below partially offset by decreased operating expenses associated with a reduction of 637,000 produced tons sold:

•

Labor and benefit expenses per ton produced increased to $10.97 per ton in the 2009 Quarter from $9.38 per ton in the 2008 Quarter. This increase of $1.59 per ton represents pay rate increases and higher benefit expenses, particularly increased health care costs and retirement expenses, and the impact of increased headcount as the ARLP Partnership continues to hire and train new employees for the River View and Tunnel Ridge mine development projects;

•

Material and supplies, and maintenance expenses per ton produced increased 1.4% and 17.8%, respectively, to $9.27 and $3.51 per ton, respectively, in the 2009 Quarter from $9.14 and $2.98 per ton, respectively, in the 2008 Quarter. The respective increases of $0.13 and $0.53 per ton produced resulted from increased costs for certain products and services used in the mining process, higher maintenance costs for various equipment categories and reduced product recovery, among other factors;

•	Expenses incurred during the 2009 Quarter relating to the ARLP Partnership’s River View and Tunnel Ridge organic growth projects increased $1.0 million over the 2008 Quarter; and

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales and coal volumes) increased $2.0 million in the 2009 Quarter as compared to the 2008 Quarter as a result of increased average coal sales prices, partially offset by reduced tons sold.

General and administrative. General and administrative expenses for the 2009 Quarter increased to $10.1 million compared to $9.3 million in the 2008 Quarter. The increase of $0.8 million was primarily due to higher salary and benefit costs related to increased staffing levels and higher incentive compensation expense.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services. Other sales and operating revenues increased to $6.0 million for the 2009 Quarter from $3.7 million for the 2008 Quarter. The increase of $2.3 million was primarily attributable to increased revenues from transloading revenues and Matrix Design product sales.

Outside coal purchases. Outside coal purchases increased to $4.8 million for the 2009 Quarter from $2.9 million in the 2008 Quarter. The increase of $1.9 million was primarily attributable to an increase in outside coal purchases in the Central Appalachian region to supply attractive opportunities in the spot market.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $27.4 million for the 2009 Quarter from $23.3 million for the 2008 Quarter. The increase of $4.1 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects, reserve acquisitions and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest increased to $8.0 million for the 2009 Quarter from $3.0 million for the 2008 Quarter. The increase of $5.0 million was principally attributable to increased interest expense resulting from the 2008 financing activities, partially offset by reduced interest expense resulting from the ARLP Partnership’s August 2008 principal repayment of $18.0 million on its original senior notes issued in 1999. The 2008 financing activities are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income increased to $0.6 million for the 2009 Quarter from $0.1 million for the 2008 Quarter. The increase of $0.5 million resulted from increased interest income earned on short-term investments purchased with funds received from the 2008 financing activities, which are discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses each increased to $10.9 million for the 2009 Quarter, which was comparable to $10.6 million for the 2008 Quarter. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income before income taxes. Income before income taxes increased 72.5% to $72.6 million for the 2009 Quarter compared to $42.1 million for the 2008 Quarter. The increase of $30.5 million reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax expense for the 2009 Quarter was $0.4 compared to an income tax benefit of $0.7 million for the 2008 Quarter. The income tax expense for the 2009 Quarter was primarily due to operating income of Matrix Design, which is owned by the ARLP Partnership’s subsidiary, Alliance Services, Inc. (“ASI”). The income tax benefit for the 2008 Quarter was primarily due to operating losses of Matrix Design.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership which we consolidate and a third-party ownership interest in MAC. The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The noncontrolling interest designated as MAC represents a 50% third-party interest in MAC. For more information about MAC, please read “Item 1. Financial Statements (Unaudited) – Note 6. Noncontrolling Interests” of this Quarterly Report on Form 10-Q. The net income attributable to noncontrolling interest was $33.3 million and $19.7 million for the 2009 Quarter and the 2008 Quarter, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above.

Segment Adjusted EBITDA. Our 2009 Quarter Segment Adjusted EBITDA increased $39.8 million, or 51.3%, to a record $117.4 million from the 2008 Quarter Segment Adjusted EBITDA of $77.6 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended March 31,
	2009	2008	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$90,758	$57,450	$33,308	58.0%
Central Appalachia	16,818	11,122	5,696	51.2%
Northern Appalachia	6,712	8,998	(2,286)	(25.4)%
Other and Corporate	3,103	(123)	3,226	(1)
Elimination	—	120	(120)	(1)

Total Segment Adjusted EBITDA (2)	$117,391	$77,567	$39,824	51.3%

Tons sold
Illinois Basin	4,963	5,365	(402)	(7.5)%
Central Appalachia	764	845	(81)	(9.6)%
Northern Appalachia	700	784	(84)	(10.7)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	6,427	6,994	(567)	(8.1)%

Coal sales
Illinois Basin	$221,530	$183,903	$37,627	20.5%
Central Appalachia	53,787	49,110	4,677	9.5%
Northern Appalachia	36,493	36,145	348	1.0%
Other and Corporate	450	—	450	(1)
Elimination	—	—	—	—

Total coal sales	$312,260	$269,158	$43,102	16.0%

Other sales and operating revenues
Illinois Basin	$637	$573	$64	11.2%
Central Appalachia	128	161	(33)	(20.5)%
Northern Appalachia	774	1,046	(272)	(26.0)%
Other and Corporate	9,251	3,848	5,403	(1)
Elimination	(4,749)	(1,915)	(2,834)	(1)

Total other sales and operating revenues	$6,041	$3,713	2,328	62.7%

Segment Adjusted EBITDA Expense
Illinois Basin	$131,409	$127,026	$4,383	3.5%
Central Appalachia	37,096	38,149	(1,053)	(2.8)%
Northern Appalachia	30,555	28,193	2,362	8.4%
Other and Corporate	6,599	3,972	2,627	66.1%
Elimination	(4,749)	(2,036)	(2,713)	(1)

Total Segment Adjusted EBITDA Expense (3)	$200,910	$195,304	$5,606	2.9%

(1)	Percentage increase or decrease was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment Adjusted EBITDA	$117,391	$77,567

General and administrative	(10,117)	(9,316)
Depreciation, depletion and amortization	(27,350)	(23,294)
Interest expense, net	(7,333)	(2,882)
Income tax (expense) benefit	(427)	655

Net income	$72,164	$42,730

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, and consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment Adjusted EBITDA Expense	$200,910	$195,304

Outside coal purchases	(4,760)	(2,903)
Other income	226	217

Operating expense (excluding depreciation, depletion and amortization)	$196,376	$192,618

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 58.0% to $90.8 million as compared to $57.5 million in the 2008 Quarter. The $33.3 million increase was primarily attributable to improved contract pricing reflecting a higher average coal sales price of $44.64 per ton during the 2009 Quarter compared to $34.28 per ton for the 2008 Quarter. The benefit of the higher average coal sales price was partially offset by reduced tons sold due to weather disruptions in western Kentucky, particularly at the Dotiki, Warrior and Elk Creek mines, as well as unplanned customer outages during the 2009 Quarter. Total Segment Adjusted EBITDA Expense, defined in reference (3) to the above table, for the 2009 Quarter increased 3.5% to $131.4 million from $127.0 million in the 2008 Quarter, primarily as a result of cost increases described above under consolidated operating expenses and the impact of weather disruptions which were partially offset by lower costs due to reduced tons sold during the 2009 Quarter. On a per ton sold basis, Segment Adjusted Expense for the 2009 Quarter increased $2.80 to $26.48 per ton as compared to the 2008 Quarter Segment Adjusted EDITDA of $23.68 per ton.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 51.2% to $16.8 million for the 2009 Quarter compared to $11.1 million in the 2008 Quarter. The increase of $5.7 million was primarily the result of improved contract pricing, resulting in an increase in the average coal sales price of $12.33 per ton to $70.41 per ton in the 2009 Quarter, as compared to $58.08 per ton in the 2008 Quarter. Segment Adjusted EBITDA Expense per ton sold during the 2009 Quarter of $48.56 was an increase of $3.44 per ton as compared to $45.12 per ton sold in the 2008 Quarter, reflecting higher costs per ton resulting from lower production and cost increases described above under consolidated operating expenses, as well as offsetting favorable impacts from certain decreases in compliance related costs, workers compensation costs and reduced outside coal purchase cost per ton during the 2009 Quarter as compared to the 2008 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table).

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased 25.4% to $6.7 million for the 2009 Quarter as compared to $9.0 million in the 2008 Quarter. The decrease was the result of lower tons sold and higher Segment Adjusted EBITDA Expense per ton sold during the 2009 Quarter of $43.65 per ton, an increase of $7.67 per ton as compared to $35.98 per ton in the 2008 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in Segment Adjusted EBITDA Expense per ton sold reflects the impact of less favorable mining conditions and reduced recovery during the 2009 Quarter, higher contract mining and purchased coal costs and increased maintenance costs on longwall equipment, as well as the other cost increases described above under consolidated operating expenses. Coal sales benefited from a higher average coal sales price of $52.13 per ton for the 2009 Quarter as compared to $46.12 per ton for the 2008 Quarter partially offset by a 10.7% decrease in tons sold reflecting lower contract shipments.

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, increased to $3.1 million in the 2009 Quarter from a loss of $123,000 in the 2008 Quarter, primarily due to increased Matrix Design product sales and service revenues and Mt. Vernon transloading revenues. The increase in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects increased expenses associated with higher outside services revenue and product sales.

Liquidity and Capital Resources

Liquidity

Our only cash generating assets are limited partnership and general partnership interests in the ARLP Partnership, including incentive distribution rights, from which we receive quarterly distributions. We currently have no independent operations separate from those of the ARLP Partnership. We rely on distributions from the ARLP Partnership to fund our cash requirements.

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under revolving credit facilities. The ARLP Partnership believes that the current cash on hand along with cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. The ARLP Partnership’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance and access to financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, some of which are beyond its control. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows and sources of financing that it expects to have available, it does not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow is materially lower than expected, including the impact of increases in interest rates, future liquidity may be adversely affected. Please see “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008.

Cash Flows

Cash provided by operating activities was $74.4 million for the 2009 Quarter compared to $65.9 million for the 2008 Quarter. The increase in cash provided by operating activities was principally attributable to an increase in net income partially offset by unfavorable changes in cash flow for certain operating assets such as trade receivables and inventory.

Net cash used in investing activities was $67.3 million for the 2009 Quarter compared to $43.1 million for the 2008 Quarter. The increase in cash used for investing activities was primarily attributable to an increase in capital expenditures related to the continuing mine development at the River View and Tunnel Ridge growth projects partially offset by an absence of acquisitions of coal reserves and other assets in the 2009 Quarter as compared to $13.3 million in such acquisitions in the 2008 Quarter. Additionally, timing differences related to payment of accounts payable and accrued liabilities for the 2009 Quarter capital expenditures partially offset the increases in capital expenditures in the 2009 Quarter.

Net cash used in financing activities was $40.3 million for the 2009 Quarter compared to $7.8 million for the 2008 Quarter. The increase in cash used in financing activities was primarily attributable to increased distributions paid to AHGP partners and the ARLP limited partners included in noncontrolling interest in the 2009 Quarter and the benefit in the 2008 Quarter of net borrowings of $22.0 million under the ARLP Partnership’s revolving credit facility.

Capital Expenditures

Capital expenditures increased to $85.6 million in the 2009 Quarter from $34.0 million in the 2008 Quarter. See “—Cash Flows” above concerning this increase in capital expenditures.

The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2009 are estimated in a range of $375 to $425 million. Management anticipates funding remaining 2009 capital requirements with the ARLP Partnership’s cash and cash equivalents ($212.0 million as of March 31, 2009), cash flows provided by operations and borrowing available under its revolving credit facility as discussed below. The terms of the ARLP Partnership’s credit facility require it to seek a waiver from its lenders if the Intermediate Partnership incurs capital expenditures, excluding acquisitions, in excess of $328.9 million in 2009. The ARLP Partnership has not yet sought to obtain a waiver or to amend its credit facility. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of the ARLP Partnership’s common units and several other factors over which it has limited control, as well as its financial condition and results of operations

Debt Obligations

AHGP Partnership

We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”) which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Joseph W. Craft, III, Chairman, President and Chief Executive Officer of AGP. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At March 31, 2009, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

ARLP Partnership

ARLP Credit Facility. On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For LIBOR borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At March 31, 2009, the ARLP Partnership had $13.9 million of letters of credit outstanding with $136.1 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility as of March 31, 2009. The ARLP Partnership incurs an annual commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., holds a 5%, or $7.5 million, commitment in the $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions including Lehman with no individual institution representing more than 11.3% of the $150 million revolving credit facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October, 2008. Although the ARLP Partnership has not made any borrowing requests since the bankruptcy filing by Lehman, the ARLP Partnership does not know if Lehman could, or would, fund its share of the commitment if requested. In the event Lehman, or any other financial institution in the ARLP Partnership’s syndicate, does not fund its future borrowing requests, the ARLP Partnership’s borrowing availability under the ARLP Credit Facility could be reduced. The obligations of the lenders under the ARLP Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

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

The proceeds from the Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) were used to repay $21.5 million outstanding under the ARLP Credit Facility and pay expenses associated with the offering. The remaining proceeds were placed in short-term investments pending their use to fund the development of the River View and Tunnel Ridge mining complexes and for other general working capital requirements. The ARLP Partnership incurred debt issuance costs of approximately $1.7 million associated with the 2008 Senior Notes, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (i) a minimum debt to cash flow ratio of not more than 3.0 to 1.0, (ii) a ratio of cash flow to interest expense during the four most recently ended fiscal quarters of not less than 4.0 to 1.0 and (iii) maximum annual capital expenditures, excluding acquisitions, of $328.9 million for the year ending December 31, 2009. The debt to cash flow ratio, cash flow to interest expense ratio and actual capital expenditures were 1.5 to 1.0, 10.9 to 1.0 and $85.6 million, respectively, for the three months ended March 31, 2009. Regarding the 2009 maximum annual capital expenditures requirement, see “—Capital Expenditures” above. We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2009.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At March 31, 2009, the ARLP Partnership had $29.0 million in letters of credit outstanding under agreements with these two banks. SGP guarantees $5.0 million of these outstanding letters of credit.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, a time sharing agreement concerning use of aircraft and mineral and equipment leases with SGP and its affiliates and guarantees from the SGP for certain letters of credit. Administrative services provided to us by the ARLP Partnership have been eliminated in our condensed consolidated financial statements.

Please read our Annual Report on Form 10-K for the year ended December 31, 2008, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning the related-party transactions described above.

New Accounting Standards

New Accounting Standards Issued and Adopted

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS No. 141R applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. SFAS No. 141R also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Because we did not complete any business acquisitions during the 2009 Quarter, the adoption of SFAS No. 141R on January 1, 2009 did not have an effect on the accompanying condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries. Noncontrolling ownership interests in consolidated subsidiaries is presented in the consolidated balance sheet as a component within total partners’ capital that is separate from the parent entity, AHGP, partners’ capital. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests. Earnings per unit is based on earnings attributable to only the parent company and did not change upon adoption of SFAS No. 160. SFAS No.160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS No. 160 also requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued

operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS No. 160 is applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of 2009. However, the presentation of noncontrolling interests within partners’ capital and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. For more information, please read “Item 1. Financial Statements (Unaudited) – Note 6. Noncontrolling Interests” of this Quarterly Report on Form 10-Q.

New Accounting Standards Issued and Not Adopted

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS No. 132(R)-1 amends SFAS No. 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits, to require more detailed annual disclosures about employers’ plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The provisions of FSP SFAS No. 132(R)-1 are effective for fiscal years ending after December 15, 2009. We are currently evaluating the requirements of FSP SFAS No. 132(R)-1. However, we do not anticipate that the adoption of FSP SFAS No. 132(R)-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We are currently evaluating the requirements of FSP SFAS No. 107-1 and APB No. 28-1. However, we do not anticipate that the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will have a material impact on our condensed consolidated financial statements.

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

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars, and as a result, neither we nor the ARLP Partnership has material exposure to currency exchange-rate risks. The ARLP Partnership does not have any interest rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP and AHGP Credit Facilities are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates. We had no borrowings outstanding under the ARLP or AHGP Credit Facilities as of March 31, 2009.

As of March 31, 2009, the estimated fair value of the ARLP Senior Notes and the 2008 Senior Notes was approximately $412.7 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2009. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of March 31, 2009. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended March 31, 2009, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and the ARLP Partnership’s ability to respond to the competition;

•	sustained decreases in coal prices, which could adversely affect the ARLP Partnership’s operating results and cash flows;

•	risks associated with the ARLP Partnership’s expansion of its operations and properties;

•	decreases in spot market prices for coal;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	the impact and duration of the current worldwide economic downturn;

•	liquidity constraints, including those resulting from the cost or unavailability of financing due to current credit market conditions;

•	customer bankruptcies or cancellations or breaches to existing contracts;

•	customer delays or defaults in making payments;

•

fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations, including those related to carbon emissions, and other factors;

•	legislation, regulatory and court decisions and interpretations thereof, including issues related to climate change and miner health and safety;

•	the ARLP Partnership’s productivity levels and its margins earned on coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining the ARLP Partnership’s surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	coal market’s share of electricity generation;

•	prices of fuel that compete with or impact coal usage, such as oil or natural gas;

•	replacement of coal reserves;

•	a loss or reduction of direct or indirect benefits from certain state and federal tax credits;

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

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009 (Incorporated by reference to Exhibit 10.1 of Alliance Resource Partners, L.P.’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009, File No. 000-26823).

31.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 8, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 8, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 8, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 8, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 8, 2009.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director, duly authorized to sign on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer