Form 10-Q
period 2009-06-30
Alliance Holdings GP, L.P.
filed 2009-08-07
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 7, 2009, 59,863,000 Common Units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$159,465	$246,708
Trade receivables	88,439	87,922
Other receivables	4,485	6,021
Marketable securities	5,094	—
Inventories	49,837	26,510
Advance royalties	3,200	3,200
Prepaid expenses and other assets	4,034	10,162

Total current assets	314,554	380,523

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,241,812	1,085,214
Less accumulated depreciation, depletion and amortization	(506,125)	(468,784)

Total property, plant and equipment, net	735,687	616,430

OTHER ASSETS:
Advance royalties	26,680	23,828
Other long-term assets	10,575	11,845

Total other assets	37,255	35,673

TOTAL ASSETS	$1,087,496	$1,032,626

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$72,353	$63,991
Due to affiliates	44	54
Accrued taxes other than income taxes	12,029	11,235
Accrued payroll and related expenses	19,517	20,555
Accrued interest	3,451	3,454
Workers’ compensation and pneumoconiosis benefits	9,429	9,377
Current capital lease obligation	338	351
Other current liabilities	14,033	12,671
Current maturities, long-term debt	18,000	18,000

Total current liabilities	149,194	139,688

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	440,000	440,000
Pneumoconiosis benefits	32,819	31,436
Accrued pension benefit	20,823	19,952
Workers’ compensation	54,187	47,828
Asset retirement obligations	57,376	56,204
Due to affiliates	181	103
Long-term capital lease obligation	624	784
Other liabilities	5,538	5,459

Total long-term liabilities	611,548	601,766

Total liabilities	760,742	741,454

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding, respectively	271,992	256,395
Accumulated other comprehensive income (loss)	(8,106)	(8,673)

Total AHGP Partners’ Capital	263,886	247,722
Noncontrolling interests	62,868	43,450

Total Partners’ Capital	326,754	291,172

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,087,496	$1,032,626

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2009	2008	2009	2008

SALES AND OPERATING REVENUES:
Coal sales	$287,620	$261,567	$599,880	$530,725
Transportation revenues	12,794	11,007	23,684	21,627
Other sales and operating revenues	3,384	3,546	9,425	7,259

Total revenues	303,798	276,120	632,989	559,611

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	204,477	191,363	400,853	383,981
Transportation expenses	12,794	11,007	23,684	21,627
Outside coal purchases	432	4,552	5,192	7,455
General and administrative	9,573	12,612	19,690	21,928
Depreciation, depletion and amortization	28,272	25,600	55,622	48,894
Gain from sale of coal reserves	—	(5,159)	—	(5,159)
Net gain from insurance settlement and other	—	(2,790)	—	(2,790)

Total operating expenses	255,548	237,185	505,041	475,936

INCOME FROM OPERATIONS	48,250	38,935	127,948	83,675
Interest expense (net of interest capitalized for the three and six months ended June 30, 2009 and 2008 of $332, $80, $547 and $302, respectively)	(7,808)	(3,250)	(15,789)	(6,238)
Interest income	296	209	944	315
Other income	202	250	428	467

INCOME BEFORE INCOME TAXES	40,940	36,144	113,531	78,219
INCOME TAX EXPENSE (BENEFIT)	(201)	(70)	226	(725)

NET INCOME	41,141	36,214	113,305	78,944
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(15,432)	(14,513)	(48,770)	(34,218)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$25,709	$21,701	$64,535	$44,726

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.43	$0.36	$1.08	$0.75

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.415	$0.2875	$0.8175	$0.575

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC AND DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$163,118	$149,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(174,685)	(70,950)
Changes in accounts payable and accrued liabilities	8,364	3,356
Proceeds from sale of property, plant and equipment	1	567
Proceeds from sale of coal reserves	—	7,159
Purchase of marketable securities	(4,527)	—
Payment for acquisition of coal reserves and other assets	—	(13,300)
Receipts of prior advances on Gibson rail project	1,223	1,023

Net cash used in investing activities	(169,624)	(72,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	350,000
Borrowings under revolving credit facilities	—	88,850
Payments under revolving credit facilities	—	(95,350)
Payments on capital lease obligation	(173)	(185)
Payment of debt issuance costs	—	(830)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(791)	—
Contributions to consolidated partnership from affiliate noncontrolling interest	—	1
Distributions paid by consolidated partnership to noncontrolling interests	(31,022)	(24,976)
Distributions paid to Partners	(48,938)	(34,421)

Net cash provided by (used in) financing activities	(80,924)	283,089

EFFECT OF CURRENCY TRANSLATION ON CASH	187	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(87,243)	360,571

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	246,708	1,783

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,465	$362,354

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$16,126	$6,199

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$23,456	$8,402

Market value of ARLP common units vested in ARLP’s Long-Term Incentive Plan before minimum statutory tax withholding requirements	$2,333	$3,658

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of June 30, 2009 and December 31, 2008, and results of our operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. All of our intercompany transactions and accounts have been eliminated. Net income attributable to Alliance Holdings GP, L.P. from our accompanied condensed consolidated financial statements will be described as “Net Income of AHGP.”

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

New Accounting Standards Issued and Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS No. 141R applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. SFAS No. 141R also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. We did not complete any business acquisitions during the six months ended June 30, 2009.

We adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, on January 1, 2009 (Note 6).

We adopted FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, beginning with the quarterly period ended June 30, 2009. FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements (Note 5).

We adopted SFAS No. 165, Subsequent Events, beginning with the quarterly period ended June 30, 2009. SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued (Note 11).

New Accounting Standards Issued and Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, which is effective for interim periods ending after September 15, 2009. SFAS No. 168, establishes the FASB Accounting Standards Codification as the only source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. We will adopt the provisions of SFAS No. 168 beginning with the quarter ending September 30, 2009 and do not believe adoption of SFAS No. 168 will have a material impact on our consolidated financial statement disclosures.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, and changes the consolidation guidance applicable to a variable interest entity (“VIE”). SFAS No. 167 also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN No. 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The provisions of SFAS No. 167 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. We are currently evaluating the requirements of SFAS No. 167.

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

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, requires enhanced disclosures about assets and liabilities carried at fair value and establishes a hierarchal disclosure framework based upon the quality of inputs used to measure fair value. We elected to defer the application of SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until our fiscal year beginning January 1, 2009, as permitted by FSP No. SFAS 157-2. The application of SFAS No. 157 to nonfinancial assets and liabilities on January 1, 2009 did not have an impact on our condensed consolidated financial statements as of June 30, 2009.

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

Our investment in marketable securities at June 30, 2009 that are classified as available for sale are comprised of a United Kingdom treasury bill with a six month maturity, which was valued using quoted prices in active markets that are considered Level 1 inputs. The fair value of the ARLP Partnership’s marketable securities at June 30, 2009 was $5.1 million and had a cumulative unrealized gain reflected in partners’ capital of $0.6 million at June 30, 2009.

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

The following table provides a summary of changes in fair value of the ARLP Partnership’s Level 3 workers’ compensation and long-term disability liabilities (included in other current and long-term liabilities) for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Beginning Balance	Accruals Increase/ Decrease	Payments	Interest Accretion	Valuation Changes (Gain)/ Loss	Ending Balance

Level 3 fair value summary for three months ended June 30, 2009:

Workers’ compensation liability	$56,350	4,749	(2,625)	864	3,744	$63,082
Long-term disability liability	$2,121	(404)	(53)	43	—	$1,707

Level 3 fair value summary for three months ended June 30, 2008:

Workers’ compensation liability	$53,056	4,019	(3,105)	765	(492)	$54,243
Long-term disability liability	$2,776	175	(55)	46	(372)	$2,570

Level 3 fair value summary for six months ended June 30, 2009:

Workers’ compensation liability	$56,671	9,147	(5,953)	1,728	1,489	$63,082
Long-term disability liability	$2,485	(767)	(97)	86	—	$1,707

Level 3 fair value summary for six months ended June 30, 2008:

Workers’ compensation liability	$51,619	8,200	(5,929)	1,530	(1,177)	$54,243
Long-term disability liability	$2,791	175	(116)	92	(372)	$2,570

Valuation changes gain/loss related to the workers’ compensation and the long-term disability liabilities primarily represent valuation changes attributable to changes in the estimated liability for benefits associated with prior years or due to changes in interest rates and are recorded in operating expenses in our condensed consolidated statement of income.

The carrying amounts for accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At June 30, 2009 and December 31, 2008, the estimated fair value of the ARLP Partnership’s fixed rate term debt, including current maturities, was approximately $456.2 million and $362.8 million, respectively, based on interest rates that it believes is currently available to it for issuance of debt with similar terms and remaining maturities.

6.	NONCONTROLLING INTERESTS

Effective January 1, 2009, we adopted SFAS No. 160, which establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries. Noncontrolling ownership interests in consolidated subsidiaries is presented in the consolidated balance sheet as a component within total partners’ capital that is separate from the parent entity, AHGP, partners’ capital. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests. Earnings per unit is based on earnings attributable to only the parent company and did not change upon adoption of SFAS No. 160. SFAS No. 160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS No. 160 also requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS No. 160 is applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of 2009, the year of adoption. However, the presentation of noncontrolling interests within partners’ capital and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented.

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

	June 30, 2009	December 31, 2008
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,823)	$(303,824)
Non-Affiliates (ARLP’s non-affiliate limited partners)	376,100	357,573
MAC	1,106	927
Accumulated other comprehensive income (loss) attributable to noncontrolling interests	(10,515)	(11,226)

Total noncontrolling interests	$62,868	$43,450

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

The noncontrolling interest designated as MAC represents a 50% third-party interest in MAC. White County Coal, LLC (“White County Coal”), a subsidiary of Alliance Coal entered into a limited liability company agreement with a third-party in 2006 to form MAC, which manufactures and sells rock dust. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a VIE and the ARLP Partnership is the primary beneficiary. Effective January 1, 2010, we will adopt the provisions of SFAS No. 167, and we are currently evaluating its impact, if any, on MAC (Note 2).

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income attributable to noncontrolling interest:
Affiliate (SGP)	$5	$5	$17	$12
Non-Affiliates (ARLP’s non-affiliate limited partners)	15,377	14,406	48,574	33,963
MAC	50	102	179	243

	$15,432	$14,513	$48,770	$34,218

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Six Months Ended June 30,
	2009	2008

Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$16	$12
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	31,006	24,964
MAC	—	—

	$31,022	$24,976

(1) Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of noncontrolling interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of June 30, 2009 and December 31, 2008 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests

The following tables present the change in partners’ capital with retrospective application due to the adoption of SFAS No. 160 for the six months ended June 30, 2009 and 2008 (in thousands):

	Alliance Holdings GP, L.P.
	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2009	$256,395	$(8,673)	$43,450	$291,172
Net income	64,535	—	48,770	113,305
Other comprehensive income	—	567	711	1,278
Vesting of ARLP Long-Term Incentive Plan	—	—	(791)	(791)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	1,750	1,750
Distributions on ARLP common unit-based compensation	—	—	(526)	(526)
Distributions to AHGP Partners	(48,938)	—	—	(48,938)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(30,496)	(30,496)

Balance at June 30, 2009	$271,992	$(8,106)	$62,868	$326,754

	Alliance Holdings GP, L.P.
	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2008	$262,445	$48	$55,353	$317,846
Net income	44,726	—	34,218	78,944
Vesting of ARLP Long-Term Incentive Plan	—	—	(1,181)	(1,181)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	1,478	1,478
Common control acquisition	(9,809)	—	—	(9,809)
Contributions to consolidated partnership from affiliate noncontrolling interest	—	—	1	1
Distributions on ARLP common unit-based compensation	—	—	(349)	(349)
Distributions to AHGP Partners	(34,421)	—	—	(34,421)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(24,627)	(24,627)

Balance at June 30, 2008	$262,941	$48	$64,893	$327,882

7.	COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees of MGP and its affiliates who perform services for the ARLP Partnership. The ARLP LTIP awards are grants of non-vested notional units, which upon satisfaction of vesting requirements entitle the ARLP LTIP participant to receive ARLP common units. On January 27, 2009, the compensation committee (“MGP Compensation Committee”) of the MGP Board of Directors determined that the vesting requirements for the 2006 grants of 71,975 units (which is net of 18,725 forfeitures) had been satisfied as of January 1, 2009. As a result of this vesting, on February 12, 2009, the ARLP Partnership issued 47,571 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the ARLP LTIP participants. On January 29, 2008 and October 28, 2008, the MGP Compensation Committee authorized additional grants up to 100,000 and 152,445 units, respectively, of which 93,600 and 141,145 units had been granted as of December 31, 2008 and will vest January 1, 2011 and 2012, respectively, subject to satisfaction of certain financial tests. During the six months ended June 30, 2009, ARLP LTIP grants were made of another 2,000 units from the October 28, 2008 authorization and of an additional 7,125 units authorized by the MGP Compensation Committee on February 20, 2009, all of which will vest on January 1, 2012 subject to satisfaction of certain financial tests. The fair value of these 2009 grants is equal to the intrinsic value at the date of grant, which was $25.02 per unit on a weighted average basis. ARLP LTIP expense was $0.9 million, $0.8 million, $1.7 million and $1.5 million, for the three and six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the outstanding unvested ARLP LTIP grants exceeded the units available for issuance under the ARLP LTIP by 1,705 units. However, “reloading” of units available for awards as a result of settlement of a portion of outstanding awards in cash to satisfy tax withholding obligations, as provided in the ARLP LTIP, will provide sufficient units to fulfill all outstanding awards.

As of June 30, 2009, there was $5.3 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.7 years. As of June 30, 2009, the intrinsic value of the non-vested ARLP LTIP grants was $10.8 million. As of June 30, 2009, the total obligation associated with the ARLP LTIP was $4.9 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership. Awards under the AHGP LTIP are to be made in either restricted AHGP units or notional AHGP units which, upon satisfaction of vesting requirements, entitle the participant to have the restrictions removed (in the case of restricted units) or to receive either a common AHGP unit or equivalent amount of cash, in the discretion of the plan administrator (in the case of notional units). The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP as of June 30, 2009.

8.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Effective during 2008, the ARLP Partnership’s new employees of these participating operations are no longer eligible to participate in the Pension Plan, but are eligible to participate in a defined contribution profit sharing and savings plan (“PSSP”) that the ARLP Partnership sponsors. Additionally, certain employees participating in the Pension Plan, for some of those participating operations, had the one-time option during 2008 to remain in the Pension Plan or participate in enhanced benefit provisions under the PSSP. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Service cost	$667	$704	$1,334	$1,407
Interest cost	754	652	1,509	1,305
Expected return on plan assets	(608)	(879)	(1,216)	(1,759)
Amortization of actuarial loss	356	—	711	—

Net periodic benefit cost	$1,169	$477	$2,338	$953

We previously disclosed in our financial statements for the year ended December 31, 2008 that the ARLP Partnership expected to contribute $10.6 million to the Pension Plan in 2009 for the 2008 plan year. Based upon guidance recently issued by the Internal Revenue Service regarding determination of pension plan liabilities, the ARLP Partnership currently anticipates contributing $5.8 million to the Pension Plan in 2009 for the 2008 plan year. During the three and six months ended June 30, 2009, the ARLP Partnership made a quarterly contribution payment of $0.8 million for the 2009 plan year.

9.	COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$41,141	$36,214	$113,305	$78,944
Other comprehensive income:
Unrealized gain on marketable securities	567	—	567	—
Pension (Note 8)	356	—	711	—

Total other comprehensive income	923	—	1,278	—

Total comprehensive income	42,064	36,214	114,583	78,944
Less comprehensive income attributable to noncontrolling interests:
Net income	(15,432)	(14,513)	(48,770)	(34,218)
Unrealized gain on marketable securities	(320)	—	(320)	—
Pension (Note 8)	(201)	—	(391)	—

Comprehensive income attributable to AHGP	$26,111	$21,701	$65,102	$44,726

Comprehensive income differs from net income due to an unrealized gain on the ARLP Partnership’s available for sale marketable securities resulting from valuation changes and amortization of actuarial loss associated with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132 (R).

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

The Central Appalachian segment is comprised of Pontiki Coal, LLC’s and MC Mining, LLC’s mining complexes.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV) LLC’s Mountain View mining complex, two small third-party mining operations (one of which was idled in May 2009), a mining complex currently under construction at Tunnel Ridge, LLC and the Penn Ridge Coal, LLC (“Penn Ridge”) property. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, MAC, Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties. Segment results for the three and six months ended June 30, 2009 and 2008 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Operating segment results for the three months ended June 30, 2009:

Total revenues (2)	$227,766	$42,335	$31,171	$8,023	$(5,497)	$303,798
Segment Adjusted EBITDA Expense (3)	141,115	34,849	27,729	6,428	(5,414)	204,707
Segment Adjusted EBITDA (4)	77,012	6,151	1,625	1,591	(82)	86,297
Capital expenditures	74,920	2,687	10,029	1,452	—	89,088

Operating segment results for the three months ended June 30, 2008:

Total revenues (2)	$176,642	$52,729	$44,441	$5,071	$(2,763)	$276,120
Segment Adjusted EBITDA Expense (3)	121,495	38,599	33,656	4,575	(2,660)	195,665
Segment Adjusted EBITDA (4)	47,306	16,927	7,613	5,653	(102)	77,397
Capital expenditures	30,788	1,868	3,195	1,050	—	36,901

Operating segment results for the six months ended June 30, 2009:

Total revenues (2)	$458,313	$96,338	$70,857	$17,726	$(10,245)	$632,989
Segment Adjusted EBITDA Expense (3)	272,524	71,945	58,284	13,027	(10,163)	405,617
Segment Adjusted EBITDA (4)	167,770	22,969	8,337	4,694	(82)	203,688
Total assets	654,320	88,429	163,443	181,389	(85)	1,087,496
Capital expenditures	132,404	7,710	32,321	2,250	—	174,685

Operating segment results for the six months ended June 30, 2008:

Total revenues (2)	$368,555	$102,062	$84,753	$8,919	$(4,678)	$559,611
Segment Adjusted EBITDA Expense (3)	248,521	76,748	61,849	8,547	(4,696)	390,969
Segment Adjusted EBITDA (4)	104,756	28,049	16,611	5,530	18	154,964
Total assets	472,581	93,437	130,805	377,933	(56)	1,074,700
Capital expenditures (5)	59,991	3,918	5,664	1,377	—	70,950

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from MAC and Matrix Design to the ARLP Partnership’s mining operations.
(2)	Revenues included in the Other and Corporate column are primarily attributable to Mt. Vernon transloading revenues, Matrix Design revenues, MAC rock dust revenues and brokerage sales (three and six months ended June 30, 2009 only).
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and consequently it does not realize any gain or loss on transportation revenues.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Segment Adjusted EBITDA Expense	$204,707	$195,665	$405,617	$390,969

Outside coal purchases	(432)	(4,552)	(5,192)	(7,455)
Other income	202	250	428	467

Operating expenses (excluding depreciation, depletion and amortization)	$204,477	$191,363	$400,853	$383,981

(4)	Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, net interest expense, depreciation, depletion and amortization, and general and administrative expenses. Consolidated Segment Adjusted EBITDA is reconciled to net income below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Segment Adjusted EBITDA	$86,297	$77,397	$203,688	$154,964
General and administrative	(9,573)	(12,612)	(19,690)	(21,928)
Depreciation, depletion and amortization	(28,272)	(25,600)	(55,622)	(48,894)
Interest expense, net	(7,512)	(3,041)	(14,845)	(5,923)
Income tax (expense) benefit	201	70	(226)	725

Net income	$41,141	$36,214	$113,305	$78,944

(5)	Capital expenditures for the six months ended June 30, 2008 do not include acquisition of coal reserves and other assets in the Illinois Basin of $13.3 million separately reported in our condensed consolidated statements of cash flows.

11.	SUBSEQUENT EVENTS

On July 28, 2009, we declared a quarterly distribution for the quarter ended June 30, 2009, of $0.4275 per unit, totaling approximately $25.6 million, on all common units outstanding, payable on August 19, 2009 to all unitholders of record as of August 12, 2009.

Subsequent events have been evaluated through August 7, 2009, the issuance date of the financial statements.

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

•

Northern Appalachian segment is comprised of Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV) LLC’s Mountain View mining complex, two small third-party mining operations (one of which was idled in May 2009), a mining complex currently under construction at Tunnel Ridge, LLC (“Tunnel Ridge”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

•

Other and Corporate segment includes marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”), Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties.

Results of Operations

Comparison of our operating results for the three months ended June 30, 2009 (“2009 Quarter”) and June 30, 2008 (“2008 Quarter”) and the six months ended June 30, 2009 (“2009 Period”) and June 30, 2008 (“2008 Period”) is affected by the following significant items:

•	Gain on sale of non-core coal reserves of $5.2 million in the 2008 Quarter;

•

Gain of $1.9 million on settlement of claims relating to the 2005 failure of the vertical belt system (the “Vertical Belt Incident”) at the ARLP Partnership’s Pattiki mine in the 2008 Quarter recorded as a reduction to operating expenses. The 2008 Quarter gain resulted from a settlement reached with the third-party installer of the vertical belt system and represents a partial recovery of expenses incurred in 2005; and

•

Gain of $2.8 million on settlement of claims against the third-party that provided security services at the time of the December 2004 MC Mining mine fire (“MC Mining Fire Incident”) was recognized in the 2008 Quarter.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

We reported Net Income of AHGP of $41.1 million for 2009 Quarter compared to $36.2 million for the 2008 Quarter. This increase of $4.9 million was principally due to improved contract pricing resulting in an average coal sales price of $46.04 per ton sold, as compared to $39.50 per ton sold for the 2008 Quarter. The ARLP Partnership had tons sold of 6.2 million and tons produced of 6.3 million for the 2009 Quarter compared to tons sold of 6.6 million and tons produced of 6.5 million in the 2008 Quarter. Increased operating expenses during the 2009 Quarter primarily reflect the increase in labor and labor-related expenses, as well as higher sales-related expenses, maintenance costs and other factors described below.

	Three Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(per ton sold)
Tons sold	6,247	6,622	N/A	N/A
Tons produced	6,324	6,467	N/A	N/A
Coal sales	$287,620	$261,567	$46.04	$39.50
Operating expenses and outside coal purchases	$204,909	$195,915	$32.80	$29.59

Coal sales. Coal sales for the 2009 Quarter increased 10.0% to $287.6 million from $261.6 million for the 2008 Quarter. The increase of $26.0 million in coal sales reflected the benefit of higher average coal sales prices (contributing $40.8 million in additional coal sales) partially offset by lower sales volumes (reducing coal sales by $14.8 million). Average coal sales prices increased $6.54 per ton sold to $46.04 per ton in the 2009 Quarter as compared to the 2008 Quarter, primarily as a result of improved contract pricing in the Illinois Basin and Central Appalachian regions.

Operating expenses. Operating expenses increased 6.9% to $204.5 million for the 2009 Quarter from $191.4 million for the 2008 Quarter. Higher operating expenses of $13.1 million resulted from increases and decreases associated with the specific factors listed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased to $11.55 per ton in the 2009 Quarter from $9.29 per ton in the 2008 Quarter. This increase of $2.26 per ton represents pay rate increases and higher benefit expenses, particularly increased health care costs and retirement expenses, and the impact of increased headcount as the ARLP Partnership continues to hire and train new employees for the River View and Tunnel Ridge mine development projects;

•

Workers’ compensation expenses per ton produced increased to $1.73 per ton in the 2009 Quarter from $0.82 per ton in the 2008 Quarter. The increase of $0.91 per ton produced primarily reflected a non-cash charge during the 2009 Quarter that resulted from discount rate changes, which increased the accrued liabilities for the present value of estimated future claim payments;

•

Material and supplies per ton produced decreased 2.3% to $9.56 per ton in the 2009 Quarter from $9.79 per ton in the 2008 Quarter. The decrease of $0.23 per ton produced resulted from decreased costs for certain products and services particularly roof bolts, outside services, mine transportation, seals, and fuel used in the mining process and offset in part by higher power costs and reduced product recovery, among other factors;

•

Maintenance expenses per ton produced increased 22.5% to $3.92 per ton in the 2009 Quarter from $3.20 per ton in the 2008 Quarter. The increase of $0.72 per ton produced resulted from higher repair costs related to continuous miners, belt conveyor equipment and other equipment categories;

•	Operating expenses decreased due to a 287,000 ton reduction in produced tons sold reflecting lower export and spot market demand;

•	Expenses incurred during the 2009 Quarter related to the ARLP Partnership’s River View and Tunnel Ridge organic growth projects increased $2.8 million over the 2008 Quarter;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales and coal volumes) increased $1.5 million in the 2009 Quarter as compared to the 2008 Quarter primarily as a result of increased average coal sales prices, partially offset by reduced tons sold; and

•	The 2008 Quarter operating expenses benefited from a $1.9 million gain on settlement of claims related to the Vertical Belt Incident at the ARLP Partnership’s Pattiki mine.

General and administrative. General and administrative expenses for the 2009 Quarter decreased to $9.6 million compared to $12.6 million in the 2008 Quarter. The decrease of $3.0 million was primarily due to lower incentive compensation expense, partially offset by higher salary and benefit costs primarily related to increased staffing levels.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services. Other sales and operating revenues decreased to $3.4 million for the 2009 Quarter from $3.5 million for the 2008 Quarter. The decrease of $0.1 million was primarily attributable to decreased revenues from MAC product sales and other outside services, partially offset by increased transloading revenues.

Outside coal purchases. Outside coal purchases decreased to $0.4 million for the 2009 Quarter compared to $4.6 million in the 2008 Quarter. The decrease of $4.1 million was primarily attributable to a decrease in outside coal purchases in the Central Appalachian and Northern Appalachian regions due to reduced demand in the spot and export coal markets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $28.3 million for the 2009 Quarter from $25.6 million for the 2008 Quarter. The increase of $2.7 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest increased to $7.8 million for the 2009 Quarter from $3.2 million for the 2008 Quarter. The increase of $4.6 million was principally attributable to increased interest expense resulting from the 2008 financing activities, partially offset by reduced interest expense resulting from the ARLP Partnership’s August 2008 principal repayment of $18.0 million on its original senior notes issued in 1999. The 2008 financing activities are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income of $0.3 million for the 2009 Quarter was comparable to $0.2 million for the 2008 Quarter.

Transportation revenues and expenses. Transportation revenues and expenses each increased to $12.8 million for the 2009 Quarter compared to $11.0 million for the 2008 Quarter. The increase of $1.8 million was primarily attributable to increased coal sales volumes for which the ARLP Partnership arranged the transportation compared to the 2008 Quarter, partially offset by a decrease in average transportation rates reflecting lower fuel costs. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income before income taxes. Income before income taxes increased 13.3% to $40.9 million for the 2009 Quarter compared to $36.1 million for the 2008 Quarter. The increase of $4.8 million reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax benefit increased to $0.2 million for the 2009 Quarter compared to $0.1 million for the 2008 Quarter. The income tax benefit for the 2009 and 2008 Quarters was primarily due to operating losses of Matrix Design, which is owned by the ARLP Partnership’s subsidiary, Alliance Services, Inc. (“ASI”).

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership which we consolidate and a third-party ownership interest in MAC. The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The noncontrolling interest designated as MAC represents a 50% third-party interest in MAC. For more information about MAC, please read “Item 1. Financial Statements (Unaudited) – Note 6. Noncontrolling Interests” of this Quarterly Report on Form 10-Q. The net income attributable to noncontrolling interest was $15.4 million and $14.5 million for the 2009 Quarter and the 2008 Quarter, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above.

Segment Adjusted EBITDA. Our 2009 Quarter Segment Adjusted EBITDA increased $8.9 million, or 11.5%, to $86.3 million from the 2008 Quarter Segment Adjusted EBITDA of $77.4 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2009	2008
Segment Adjusted EBITDA
Illinois Basin	$77,012	$47,306	$29,706	62.8%
Central Appalachia	6,151	16,927	(10,776)	(63.7)%
Northern Appalachia	1,625	7,613	(5,988)	(78.7)%
Other and Corporate	1,591	5,653	(4,062)	(71.9)%
Elimination	(82)	(102)	20	(19.6)%

Total Segment Adjusted EBITDA (2)	$86,297	$77,397	$8,900	11.5%

Tons sold
Illinois Basin	5,062	4,959	103	2.1%
Central Appalachia	615	866	(251)	(29.0)%
Northern Appalachia	570	797	(227)	(28.5)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	6,247	6,622	(375)	(5.7)%

Coal sales
Illinois Basin	$217,961	$168,656	$49,305	29.2%
Central Appalachia	40,999	52,736	(11,737)	(22.3)%
Northern Appalachia	28,653	40,175	(11,522)	(28.7)%
Other and Corporate	7	—	7	(1)
Elimination	—	—	—	—

Total coal sales	$287,620	$261,567	$26,053	10.0%

Other sales and operating revenues
Illinois Basin	$167	$145	$22	15.2%
Central Appalachia	—	—	—	—
Northern Appalachia	701	1,094	(393)	(35.9)%
Other and Corporate	8,012	5,070	2,942	58.0%
Elimination	(5,496)	(2,763)	(2,733)	(98.9)%

Total other sales and operating revenues	$3,384	$3,546	$(162)	(4.6)%

Segment Adjusted EBITDA Expense
Illinois Basin	$141,115	$121,495	$19,620	16.1%
Central Appalachia	34,849	38,599	(3,750)	(9.7)%
Northern Appalachia	27,729	33,656	(5,927)	(17.6)%
Other and Corporate	6,428	4,575	1,853	40.5%
Elimination	(5,414)	(2,660)	(2,754)	(1)

Total Segment Adjusted EBITDA Expense (3)	$204,707	$195,665	$9,042	4.6%

(1)	Percentage increase or decrease was greater than or equal to 100%.
(2)	Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (in thousands):

	Three Months Ended June 30,
	2009	2008

Segment Adjusted EBITDA	$86,297	$77,397

General and administrative	(9,573)	(12,612)
Depreciation, depletion and amortization	(28,272)	(25,600)
Interest expense, net	(7,512)	(3,041)
Income tax (expense) benefit	201	70

Net income	$41,141	$36,214

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, and consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Three Months Ended June 30,
	2009	2008

Segment Adjusted EBITDA Expense	$204,707	$195,665

Outside coal purchases	(432)	(4,552)
Other income	202	250

Operating expense (excluding depreciation, depletion and amortization)	$204,477	$191,363

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 62.8% to $77.0 million in the 2009 Quarter from $47.3 million in the 2008 Quarter. The increase of $29.7 million was primarily attributable to improved contract pricing reflecting a higher average coal sales price of $43.06 per ton during the 2009 Quarter compared to $34.01 per ton for the 2008 Quarter and slightly higher coal sales volumes in the 2009 Quarter. Increased coal sales were partially offset by higher Segment Adjusted EBITDA Expense in the 2009 Quarter. Total Segment Adjusted EBITDA Expense, defined in reference (3) to the above table, for the 2009 Quarter increased 16.1% to $141.1 million from $121.5 million in the 2008 Quarter, primarily as a result of cost increases described above under consolidated operating expenses and costs associated with higher produced tons sold. In addition, the comparison is affected by the $1.9 million gain on settlement of claims related to the Pattiki Vertical Belt Incident in the 2008 Quarter. On a per ton sold basis, Segment Adjusted EBITDA Expense for the 2009 Quarter increased $3.38 to $27.88 per ton compared to the 2008 Quarter Segment Adjusted EBITDA Expense of $24.50 per ton.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased 63.7% to $6.1 million for the 2009 Quarter compared to $16.9 million in the 2008 Quarter. The decrease of $10.8 million was primarily the result of lower sales volumes due to weak coal demand in the spot market and higher expenses per ton during the 2009 Quarter, partially offset by improved contract pricing that resulted in an increase in the average coal sales price of $5.81 per ton to $66.70 per ton in the 2009 Quarter, compared to $60.89 per ton in the 2008 Quarter. Although Segment Adjusted EBITDA Expense for the 2009 Quarter decreased 9.7% to $34.8 million from $38.6 million in the 2008 Quarter primarily as a result of lower coal sales volumes, Segment Adjusted EBITDA Expense per ton sold during the 2009 Quarter increased $12.12 per ton sold to $56.69 as compared to $44.57 per ton sold in the 2008 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in Segment Adjusted EBITDA Expense per ton resulted in part from decreased coal production in response to lower spot market demand and lower productivity due to Pontiki’s transition from the depleted Pond Creek coal seam into the thinner Van Lear coal seam during the 2009 Quarter. In addition, on a per ton basis, higher Segment Adjusted EBITDA Expenses resulted from increased materials and supplies primarily related to lower product recoveries and cost increases described above under consolidated operating expenses. Segment Adjusted EBITDA in the 2008 Quarter benefited from the $2.8 million gain recognized on settlement of claims from the third-party that provided security services at the time of the MC Mining Fire Incident as discussed above under results of operations.

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased 78.7% to $1.6 million for the 2009 Quarter as compared to $7.6 million in the 2008 Quarter. This decrease of $6.0 million was primarily the result of lower sales volumes and higher Segment

Adjusted EBITDA expense per ton sold in the 2009 Quarter of $48.63 per ton, an increase of $6.38 per ton compared to $42.25 per ton in the 2008 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). Increased Segment Adjusted EBITDA Expense per ton in the 2009 Quarter resulted primarily from lower production, which was impacted by a longwall move, an additional reduction in longwall run-days and a curtailment of third-party mining operations during the 2009 Quarter, as well as the other cost increases described above under consolidated operating expenses, including expenses incurred related to the ARLP Partnership’s Tunnel Ridge organic growth project. Lower production was primarily in response to weak demand in export and spot coal markets. Although Segment Adjusted EBITDA Expense per ton sold increased in the 2009 Quarter, Segment Adjusted EBITDA Expense for the 2009 Quarter decreased 17.6% to $27.7 million from $33.7 million in the 2008 Quarter, primarily as a result of lower coal sales offset in part by higher expenses per ton as described above.

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, decreased to $1.6 million in the 2009 Quarter from $5.7 million in the 2008 Quarter, primarily due to a $5.2 million gain on the sale of non-core reserves in the 2008 Quarter, partially offset by increased Matrix Design product sales and service revenues and Mt. Vernon transloading revenues. The increase in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects increased expenses associated with higher outside services revenue and product sales.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

We reported record Net Income of AHGP of $113.3 million for the 2009 Period compared to $78.9 million for the 2008 Period. This increase of $34.4 million was principally due to improved contract pricing resulting in an average coal sales price of $47.33 per ton sold, as compared to $38.98 per ton sold for the 2008 Period. The ARLP Partnership had tons sold of 12.7 million and tons produced of 13.2 million for the 2009 Period compared to 13.6 million tons sold and 13.3 million tons produced for the 2008 Period. Increased operating expenses during the 2009 Period primarily reflect the increase in labor and labor-related expenses, as well as higher sale-related expenses, maintenance costs and other factors described below.

	Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(per ton sold)
Tons sold	12,674	13,616	N/A	N/A
Tons produced	13,196	13,332	N/A	N/A
Coal sales	$599,880	$530,725	$47.33	$38.98
Operating expenses and outside coal purchases	$406,045	$391,436	$32.04	$28.75

Coal sales. Coal sales for the 2009 Period increased 13.0% to $599.9 million from $530.7 million for the 2008 Period. The increase of $69.2 million in coal sales reflected the benefit of higher average coal sales prices (contributing $105.8 million of the increase) partially offset by lower sales volume (reducing coal sales by $36.6 million). Average coal sales prices increased $8.35 per ton sold to $47.33 per ton in the 2009 Period as compared to the 2008 Period, primarily as a result of improved contract pricing across all operations.

Operating expenses. Operating expenses increased 4.4% to $400.9 million for the 2009 Period from $384.0 million for the 2008 Period. Higher operating expenses of $16.9 million resulted from increases and decreases associated with the specific factors listed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased to $10.92 per ton in the 2009 Period from $8.94 per ton in the 2008 Period. The increase of $1.98 per ton represents pay rate increases and higher benefit expenses, particularly increased health care costs and retirement expenses, and the impact of increased headcount as the ARLP Partnership continues to hire and train new employees for the River View and Tunnel Ridge mine development projects;

•

Workers’ compensation expenses per ton produced increased to $1.15 per ton in the 2009 Period from $0.79 per ton in the 2008 Period. The increase of $0.36 per ton produced primarily reflected a non-cash charge during the 2009 Period that resulted from discount rate changes, which increased the accrued liabilities for the present value of estimated future claim payments;

•

Material and supplies per ton produced decreased slightly to $9.41 per ton in the 2009 Period from $9.45 per ton in the 2008 Period. This decrease per ton produced resulted from decreased costs for certain products and services particularly roof bolts, outside services, mine transportation, seals and fuel used in the mining process offset in part by higher power costs and additional supplies associated with the 2009 first quarter weather disruptions in the Illinois Basin region and reduced product recovery, among other factors;

•

Maintenance expenses per ton produced increased 20.1% to $3.71 per ton in the 2009 Period from $3.09 per ton in the 2008 Period. The increase of $0.62 per ton produced resulted from higher repair costs related to continuous miners, belt conveyor equipment and other equipment categories;

•

Operating expenses decreased due to a 924,000 ton reduction in produced tons sold due to first quarter weather disruptions in western Kentucky, particularly at the Dotiki, Warrior and Elk Creek mines, as well as unplanned customer outages and lower export and spot demand;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales and coal volumes) increased $3.5 million in the 2009 Period compared to the 2008 Period primarily as a result of increased average coal sales prices, partially offset by reduced tons sold;

•	Expenses incurred during the 2009 Period relating to the ARLP Partnership’s River View and Tunnel Ridge organic growth projects increased $3.8 million over the 2008 Period; and

•	The 2008 Period benefited from a $1.9 million gain on settlement of claims relating to the Vertical Belt Incident at the ARLP Partnership’s Pattiki mine.

General and administrative. General and administrative expenses for the 2009 Period decreased to $19.7 million compared to $21.9 million in the 2008 Period. The decrease was primarily due to lower incentive compensation expense, partially offset by higher salary and benefit costs primarily related to increased staffing levels.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services. Other sales and operating revenues increased to $9.4 million for the 2009 Period from $7.3 million for the 2008 Period. The increase of $2.1 million was primarily attributable to increased revenues from transloading revenues and Matrix Design product sales partially offset by decreases in other outside services and MAC product sales.

Outside coal purchases. Outside coal purchases decreased to $5.2 million for the 2009 Period from $7.5 million in the 2008 Period. The decrease of $2.3 million was primarily attributable to a decrease in outside coal purchases in the Northern Appalachian region in response to a weak demand in export and spot coal markets partially offset by increased outside coal purchases in the Central Appalachian region to supply attractive opportunities in the spot markets that were available in the first quarter of 2009.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $55.6 million for the 2009 Period from $48.9 million for the 2008 Period. The increase of $6.7 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest increased to $15.8 million for the 2009 Period from $6.2 million for the 2008 Period. The increase of $9.6 million was principally attributable to the increased interest expense resulting from the 2008 financing activities, partially offset by reduced interest expense from the ARLP Partnership’s August 2008 principal payment of $18.0 million on its original senior notes issued in 1999. The 2008 financing activities are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income increased to $0.9 million for the 2009 Period from $0.3 million for the 2008 Period. The increase of $0.6 million resulted from increased interest income earned on short-term investments purchased with proceeds from the 2008 financing activities, which are discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses each increased to $23.7 million for the 2009 Period compared to $21.6 million for the 2008 Period. The increase of $2.1 million was primarily attributable to increased coal sales volumes in the 2009 Period for which the ARLP Partnership arranged the transportation compared to the 2008 Period, partially offset by a decrease in average transportation rates of $0.21 on a per ton basis in the 2009 Period compared to the 2008 Period reflecting in part lower fuel costs. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income before income taxes. Income before income taxes for the 2009 and 2008 Periods was $113.5 million and $78.2 million, respectively, and the increase reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax expense for the 2009 Period was $0.2 million compared to income tax benefit of $0.7 million for the 2008 Period. The income tax expense for the 2009 Period was primarily due to operating income of Matrix Design, which is owned by the ARLP Partnership’s subsidiary, ASI. The income tax benefit for the 2008 Period was primarily due to operating losses of Matrix Design.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership which we consolidate and a third-party ownership interest in MAC. The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The noncontrolling interest designated as MAC represents a 50% third-party interest in MAC. For more information about MAC, please read “Item 1. Financial Statements (Unaudited) – Note 6. Noncontrolling Interests” of this Quarterly Report on Form 10-Q. The net income attributable to noncontrolling interest was $48.8 million and $34.2 million for the 2009 Period and the 2008 Period, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above.

Segment Adjusted EBITDA. Our 2009 Period Segment Adjusted EBITDA increased $48.7 million to a record $203.7 million from the 2008 Period Segment Adjusted EBITDA of $155.0 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2009	2008
Segment Adjusted EBITDA
Illinois Basin	$167,770	$104,756	$63,014	60.2%
Central Appalachia	22,969	28,049	(5,080)	(18.1)%
Northern Appalachia	8,337	16,611	(8,274)	(49.8)%
Other and Corporate	4,694	5,530	(836)	(15.1)%
Elimination	(82)	18	(100)	(1)

Total Segment Adjusted EBITDA (2)	$203,688	$154,964	$48,724	31.4%

Tons sold
Illinois Basin	10,025	10,324	(299)	(2.9)%
Central Appalachia	1,379	1,712	(333)	(19.5)%
Northern Appalachia	1,270	1,580	(310)	(19.6)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	12,674	13,616	(942)	(6.9)%

Coal sales
Illinois Basin	$439,491	$352,559	$86,932	24.7%
Central Appalachia	94,786	101,846	(7,060)	(6.9)%
Northern Appalachia	65,146	76,320	(11,174)	(14.6)%
Other and Corporate	457	—	457	(1)
Elimination	—	—	—	—

Total coal sales	$599,880	$530,725	$69,155	13.0%

Other sales and operating revenues
Illinois Basin	$804	$718	$86	12.0%
Central Appalachia	128	161	(33)	(20.5)%
Northern Appalachia	1,475	2,140	(665)	(31.1)%
Other and Corporate	17,263	8,919	8,344	93.6%
Elimination	(10,245)	(4,679)	(5,566)	(1)

Total other sales and operating revenues	$9,425	$7,259	$2,166	29.8%

Segment Adjusted EBITDA Expense
Illinois Basin	$272,524	$248,521	$24,003	9.7%
Central Appalachia	71,945	76,748	(4,803)	(6.3)%
Northern Appalachia	58,284	61,849	(3,565)	(5.8)%
Other and Corporate	13,027	8,547	4,480	52.4%
Elimination	(10,163)	(4,696)	(5,467)	(1)

Total Segment Adjusted EBITDA Expense (3)	$405,617	$390,969	$14,648	3.7%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income and Net Income of ARLP (in thousands):

	Six Months Ended June 30,
	2009	2008

Segment Adjusted EBITDA	$203,688	$154,964

General and administrative	(19,690)	(21,928)
Depreciation, depletion and amortization	(55,622)	(48,894)
Interest expense, net	(14,845)	(5,923)
Income tax (expense) benefit	(226)	725

Net income	$113,305	$78,944

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, and consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the ARLP Partnership’s segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Six Months Ended June 30,
	2009	2008

Segment Adjusted EBITDA Expense	$405,617	$390,969

Outside coal purchases	(5,192)	(7,455)
Other income	428	467

Operating expense (excluding depreciation, depletion and amortization)	$400,853	$383,981

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 60.2% to $167.8 million for the 2009 Period from $104.8 million for the 2008 Period. The increase of $63.0 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $43.84 per ton during the 2009 Period compared to $34.15 per ton for the 2008 Period. The benefit of higher average coal sales price was partially offset by reduced tons sold due to weather disruptions in western Kentucky, particularly at the Dotiki, Warrior and Elk Creek mines, as well as unplanned customer outages during the 2009 Period and the $1.9 million gain on settlement of claims relating to the Pattiki Vertical Belt Incident during the 2008 Period, as discussed above under consolidated operating expenses. Total Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2009 Period increased 9.7% to $272.5 million from $248.5 million in the 2008 Period. The increase in the 2009 Period Segment Adjusted EBITDA Expense compared to the 2008 Period was primarily the result of cost increases described above under consolidated operating expenses and the impact of weather disruptions which were partially offset by lower costs due to reduced tons sold during the 2009 Period. On a per ton basis, Segment Adjusted EBITDA Expense for the 2009 Quarter increased $3.11 to $27.18 per ton as compared to the 2008 Period Segment Adjusted EBITDA Expense of $24.07 per ton.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased $5.1 million, or 18.1%, to $23.0 million for the 2009 Period, compared to $28.1 million for the 2008 Period. The decrease was primarily the result of lower sales volumes due to weak coal demand in the spot market during the 2009 Period, partially offset by improved contract pricing that resulted in an increase in the average coal sales price of $9.25 per ton to $68.75 per ton in the 2009 Period, as compared to $59.50 per ton in the 2008 Period. Although Segment Adjusted EBITDA Expense for the 2009 Period decreased 6.3% to $71.9 million from $76.7 million in the 2009 Period primarily as a result of lower coal sales, Segment Adjusted EBITDA Expense per ton sold during the 2009 Period increased $7.34 per ton to $52.18, or 16.4% over the 2008 Period Segment Adjusted EBITDA Expense per ton of $44.84 (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in the Segment Adjusted EBITDA Expense per ton resulted in part from decreased coal production in response to lower spot market demand and lower productivity due to Pontiki’s transition from the depleted Pond Creek coal seam into the thinner Van Lear coal seam during the 2009 Period. In addition, on a per ton basis, higher Segment Adjusted EBITDA Expenses resulted from increased materials and supplies primarily related to lower product recoveries and costs increases described above under consolidated operating expense. Segment Adjusted EBITDA in the 2008 Period benefited from the $2.8 million gain recognized on settlement of claims from the third-party that provided security services at the time of the MC Mining Fire Incident as discussed above under results of operations.

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased 49.8%, to $8.3 million for the 2009 Period, compared to $16.6 million for the 2008 Period. The decrease of $8.3 million was primarily the result of lower sales volumes during the 2009 Period reflecting reduced spot market sales resulting in lower tons sold, and higher Segment Adjusted EBITDA Expense per ton sold during the 2009 Period of $45.88 per ton, an increase of $6.74 per ton, or 17.2%, as compared to $39.14 per ton in the 2008 Period (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). Increased Segment Adjusted EBITDA Expense per ton in the 2009 Period, resulted primarily from lower production, which was impacted by a longwall move, an additional reduction in longwall run-days and a curtailment of third-party mining operations during the 2009 Period, as well as the other cost increases described above under consolidated operating expenses, including higher expenses incurred related to the ARLP Partnership’s Tunnel Ridge organic growth project. Lower production was primarily in response to weak demand in export and spot coal markets. Although Segment Adjusted EBITDA Expense per ton sold increased in the 2009 Period, Segment EBITDA Expense for the 2009 Period decreased 5.8% to $58.3 million from $61.8 million in the 2008 Period, primarily as a result of lower coal sales offset in part by higher expenses per ton as described above. Coal sales benefited from a higher average coal sales price of $51.28 per ton for the 2009 Period as compared to $48.30 per ton for the 2008 Period reflecting improved contract sales prices partially offset by lower spot market prices.

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, decreased to $4.7 million in the 2009 Period from $5.5 million in the 2008 Period, primarily due to a $5.2 million gain on sale of non-core coal reserves in the 2008 Period, partially offset by increased Matrix Design product sales and service revenues and Mt. Vernon transloading revenue in the 2009 Period. The increase in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects increased cost associated with higher outside services revenue and product sales.

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

Cash Flows

Cash provided by operating activities was $163.1 million for the 2009 Period compared to $149.6 million for the 2008 Period. The increase in cash provided by operating activities was principally attributable to higher net income, partially offset by reduced cash flow related to increases in certain operating assets such as trade receivables and inventory.

Net cash used in investing activities was $169.6 million for the 2009 Period compared to $72.1 million for the 2008 Period. The increase in cash used for investing activities was primarily attributable to an increase in capital expenditures related to the continuing mine development at the River View and Tunnel Ridge growth projects, as well as the purchase of $4.5 million in marketable securities. There were no significant acquisitions or sales of coal reserves and other assets in the 2009 Period as compared to a net use of $6.1 million on such transactions in the 2008 Period. Additionally, timing of materials and services receipts, vendor invoices and related payments of accounts payable and accrued liabilities for capital expenditures during the 2009 Period reduced cash used for capital expenditures in the 2009 Period.

Net cash used in financing activities was $80.9 million for the 2009 Period compared to net cash provided by financing activities of $283.1 million for the 2008 Period. The decrease in cash provided by financing activities was primarily attributable to an absence of additional proceeds from borrowings in the 2009 Period compared to proceeds in the 2008 Period that included the issuance of the $350 million of senior notes in a private placement of ARLP senior notes (see “—Debt Obligations” below) in addition to increased distributions paid to AHGP partners and the ARLP limited partners included in noncontrolling interest in the 2009 Period.

Capital Expenditures

Capital expenditures increased to $174.7 million in the 2009 Period from $71.0 million in the 2008 Period. See “—Cash Flows” above concerning this increase in capital expenditures. The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2009 are estimated in a range of $350 to $400 million. Management anticipates funding remaining 2009 capital requirements with the ARLP Partnership’s cash and cash equivalents ($157.4 million as of June 30, 2009), cash flows provided by operations and borrowing available under its revolving credit facility as discussed below. The terms of the ARLP Partnership’s credit facility require it to seek a waiver or amendment from its lenders if the Intermediate Partnership incurs capital expenditures, excluding acquisitions, in excess of $328.9 million in 2009. Should a waiver or amendment be required, the ARLP Partnership does not expect the cost or timing of obtaining the same to have a material impact on our financial condition or results of operations. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of the ARLP Partnership’s common units and several other factors over which it has limited control, as well as its financial condition and results of operations

Debt Obligations

AHGP Partnership

We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”) which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Joseph W. Craft, III, Chairman, President and Chief Executive Officer of AGP. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At June 30, 2009, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

ARLP Partnership

ARLP Credit Facility. On September 25, 2007, the Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of the Intermediate Partnership, as computed from time to time. For LIBOR borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At June 30, 2009, the ARLP Partnership had $13.9 million of letters of credit outstanding with $136.1 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility as of June 30, 2009. The ARLP Partnership incurs an annual commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

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

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (i) a minimum debt to cash flow ratio of not more than 3.0 to 1.0, (ii) a ratio of cash flow to interest expense during the four most recently ended fiscal quarters of not less than 4.0 to 1.0 and (iii) maximum annual capital expenditures, excluding acquisitions, of $328.9 million for the year ending December 31, 2009. The debt to cash flow ratio, cash flow to interest expense ratio and actual capital expenditures were 1.4 to 1.0, 9.8 to 1.0 and $174.7 million, respectively, for the trailing twelve months ended June 30, 2009. Regarding the 2009 maximum annual capital expenditures requirement, see “—Capital Expenditures” above. The Intermediate Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2009.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At June 30, 2009, the ARLP Partnership had $31.1 million in letters of credit outstanding under agreements with these two banks. SGP guarantees $5.0 million of these outstanding letters of credit.

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

New Accounting Standards

New Accounting Standards Issued and Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS No. 141R applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. SFAS No. 141R also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. We did not complete any business acquisitions during the 2009 Period.

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries. Noncontrolling ownership interests in consolidated subsidiaries is presented in the consolidated balance sheet within total partners’ capital as a separate component from the parent’s equity. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests. Earnings per unit is based on earnings attributable to only the parent company and did not change upon adoption of SFAS No. 160. SFAS No. 160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS No. 160 also requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS No. 160 is applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of 2009, the year of adoption. However, the presentation of noncontrolling interests within partners’ capital and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. For more information, please read “Item 1. Financial Statements (Unaudited) – Note 6. Noncontrolling Interests” of this Quarterly Report on Form 10-Q.

We adopted FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, beginning with the 2009 Quarter. FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. For more information, please read “Item 1. Financial Statements (unaudited) —Note 5. Fair Value Measurements” of this Quarterly Report on Form 10-Q.

We adopted SFAS No. 165, Subsequent Events, beginning with the 2009 Quarter. SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. For more information, please read “Item 1. Financial Statements (unaudited)—Note 11. Subsequent Events” of this Quarterly Report on Form 10-Q.

New Accounting Standards Issued and Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, which is effective for interim periods ending after September 15, 2009. SFAS No. 168, establishes the FASB Accounting Standards Codification as the only source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. We will adopt the provisions of SFAS No. 168 beginning with the quarter ending September 30, 2009 and do not believe adoption of SFAS No. 168 will have a material impact on our consolidated financial statement disclosures.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, and changes the consolidation guidance applicable to a variable interest entity (“VIE”). SFAS No. 167 also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN No. 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The provisions of SFAS No. 167 are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. We are currently evaluating the requirements of SFAS No. 167.

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

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars and, as a result, neither we nor the ARLP Partnership has material exposure to currency exchange-rate risks. The ARLP Partnership does not have any interest rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP and AHGP Credit Facilities are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates. We had no borrowings outstanding under the ARLP or AHGP Credit Facilities as of June 30, 2009.

As of June 30, 2009, the estimated fair value of the ARLP Senior Notes and the 2008 Senior Notes was approximately $456.2 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2009. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of June 30, 2009. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended June 30, 2009, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and the ARLP Partnership’s ability to respond to the competition;

•	sustained decreases in coal prices, which could adversely affect the ARLP Partnership’s operating results and cash flows;

•	decreases in spot market prices for coal;

•	risks associated with the ARLP Partnership’s expansion of its operations and properties;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	the impact and duration of the current worldwide economic downturn;

•	liquidity constraints, including those resulting from the cost or unavailability of financing due to current credit market conditions;

•	customer bankruptcies or cancellations or breaches to existing contracts;

•	customer delays or defaults in making payments;

•

fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations, including those related to carbon emissions, and other factors;

•	legislation, regulatory and court decisions and interpretations thereof, including issues related to climate change and miner health and safety;

•	the ARLP Partnership’s productivity levels and its margins earned on coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining the ARLP Partnership’s surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	coal market’s share of electricity generation;

•	prices of fuel that compete with or impact coal usage, such as oil or natural gas;

•	replacement of coal reserves;

•	a loss or reduction of benefits from certain tax credits;

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

You should consider the information above when reading or considering any forward-looking statements contained in:

•	this Quarterly Report on Form 10-Q;

•	other reports filed by us with the SEC;

•	our press releases; and

•	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 7, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 7, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 7, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 7, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 7, 2009.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director, duly authorized to sign on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer