Form 10-Q
period 2010-03-31
Alliance Holdings GP, L.P.
filed 2010-05-07
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, 59,863,000 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,608	$24,361
Trade receivables	123,731	91,223
Other receivables	2,906	3,159
Due from affiliates	1,675	—
Inventories	61,274	64,357
Advance royalties	3,629	3,629
Prepaid expenses and other assets	5,884	8,889

Total current assets	236,707	195,618

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,445,367	1,378,914
Less accumulated depreciation, depletion and amortization	(585,455)	(556,370)

Total property, plant and equipment, net	859,912	822,544

OTHER ASSETS:
Advance royalties	29,148	26,802
Other long-term assets	9,567	9,303

Total other assets	38,715	36,105

TOTAL ASSETS	$1,135,334	$1,054,267

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$74,059	$63,496
Due to affiliates	360	27
Accrued taxes other than income taxes	14,681	10,792
Accrued payroll and related expenses	26,104	22,101
Accrued interest	6,725	2,918
Workers’ compensation and pneumoconiosis benefits	10,046	9,886
Current capital lease obligation	317	324
Other current liabilities	12,393	11,205
Current maturities, long-term debt	18,000	18,000

Total current liabilities	162,685	138,749

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	445,250	422,000
Pneumoconiosis benefits	35,261	34,344
Accrued pension benefit	19,688	19,696
Workers’ compensation	56,836	53,845
Asset retirement obligations	53,656	53,116
Due to affiliates	396	314
Long-term capital lease obligation	388	460
Other liabilities	9,115	9,043

Total long-term liabilities	620,590	592,818

Total liabilities	783,275	731,567

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	283,681	269,742
Accumulated other comprehensive loss	(7,338)	(7,465)

Total AHGP Partners’ Capital	276,343	262,277
Noncontrolling interests	75,716	60,423

Total Partners’ Capital	352,059	322,700

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,135,334	$1,054,267

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
SALES AND OPERATING REVENUES:
Coal sales	$364,159	$312,260
Transportation revenues	9,705	10,890
Other sales and operating revenues	6,753	6,041

Total revenues	380,617	329,191

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	239,267	196,376
Transportation expenses	9,705	10,890
Outside coal purchases	1,842	4,760
General and administrative	11,203	10,117
Depreciation, depletion and amortization	36,296	27,350

Total operating expenses	298,313	249,493

INCOME FROM OPERATIONS	82,304	79,698
Interest expense (net of interest capitalized for the three months ended March 31, 2010 and 2009 of $268 and $215, respectively)	(7,595)	(7,981)
Interest income	52	648
Other income (expense)	(150)	226

INCOME BEFORE INCOME TAXES	74,611	72,591
INCOME TAX EXPENSE	169	427

NET INCOME	74,442	72,164
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(33,414)	(33,338)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$41,028	$38,826

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.69	$0.65

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.4525	$0.4025

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC AND DILUTED	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$106,195	$74,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(77,457)	(85,597)
Changes in accounts payable and accrued liabilities	6,048	17,784
Proceeds from sale of property, plant and equipment	101	—
Receipts of prior advances on Gibson rail project	562	535

Net cash used in investing activities	(70,746)	(67,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	33,250	—
Payments under revolving credit facilities	(10,000)	—
Payments on capital lease obligation	(79)	(86)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(1,265)	(791)
Distributions paid by consolidated partnership to noncontrolling interests	(16,737)	(15,356)
Distributions paid to Partners	(27,089)	(24,095)

Net cash used in financing activities	(21,920)	(40,328)

EFFECT OF CURRENCY TRANSLATION ON CASH	(282)	60

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,247	(33,126)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,361	246,708

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,608	$213,582

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,906	$4,699

Cash paid for income taxes	$60	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$26,867	$32,876

Market value of ARLP common units vested in ARLP’s Long-Term Incentive Plan before minimum statutory tax withholding requirements	$3,396	$2,333

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

Organization and Formation

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP.” We own directly and indirectly 100% of the members’ interest in MGP, ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major United States (“U.S.”) utilities and industrial users. ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999, to acquire, upon completion of ARLP’s initial public offering on August 19, 1999, certain coal and marketing assets of Alliance Resource Holdings, Inc. (“ARH”), a Delaware Corporation. We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership. In June 2006, ARH and its parent company became wholly-owned, directly and indirectly, by Joseph W. Craft, III, the Chairman, President and Chief Executive Officer of AGP and a Director and the President and Chief Executive Officer of MGP.

We are owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of March 31, 2010 and December 31, 2009 and results of our operations and cash flows for the three months ended March 31, 2010 and 2009. All of our intercompany transactions and accounts have been eliminated. Net income attributable to Alliance Holdings GP, L.P. from our accompanying condensed consolidated financial statements will be described as “Net Income of AHGP.”

Since we own MGP, our condensed consolidated financial statements reflect the consolidated results of the ARLP Partnership. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP are reflected as net income attributable to noncontrolling interest on our condensed consolidated statement of income and Partners’ Capital and as noncontrolling interest on our condensed consolidated balance sheets. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as noncontrolling interests and (b) additional general and administrative costs and taxes attributable to us. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement and amounts billed by, and reimbursed to, AGP under our partnership agreement.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

The preparation of AHGP Partnership’s condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) of the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements. Actual results could differ from those estimates.

2.	NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codified Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R)), which changed the consolidation guidance applicable to a variable interest entity (“VIE”). ASU 2009-17 updated the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate such VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of whether the enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-17 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB Accounting Standards Codification (“ASC”) 810, Consolidation, required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, are now subject to the provisions of ASU 2009-17. In addition, ASU 2009-17 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The provisions of ASU 2009-17 were effective as of the beginning of interim and annual reporting periods that began after November 15, 2009. Based on our evaluation of ASU 2009-17, the ARLP Partnership deconsolidated Mid-America Carbonates, LLC (“MAC”) upon adoption, effective January 1, 2010 (Note 7). The deconsolidation of MAC did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended guidance on certain aspects of FASB ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures of transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, all on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. The provisions of ASU 2010-06 were effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have an impact on our condensed consolidated financial statements.

3.	CONTINGENCIES

We are not engaged in any material litigation. The ARLP Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. The ARLP Partnership records an accrual for a potential loss related to these matters when, in management’s opinion, such loss is probable and reasonably estimable. Based on known facts and circumstances, the ARLP Partnership believes the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity. However, if the results of these matters were different from management’s current opinion and in amounts greater than the ARLP Partnership’s accruals, then they could have a material adverse effect.

The matters referenced in the previous paragraph include, but are not limited to, the George W. Rector v. White County Coal, LLC lawsuit, which is a royalty dispute involving certain coal leases that had been previously terminated. Plaintiffs have alleged damages of $33 million or more and have also asserted a claim for punitive damages. The ARLP Partnership believes plaintiffs’ claims are without merit, have accrued no loss and is vigorously defending the litigation. This legal matter is also discussed in Part II, Item 1, “Legal Proceedings.”

4.	FAIR VALUE MEASUREMENTS

We apply the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, which, among other things, defines fair value, requires enhanced disclosures about assets and liabilities carried at fair value and establishes a hierarchal disclosure framework based upon the quality of inputs used to measure fair value.

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

The carrying amounts for accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At March 31, 2010 and December 31, 2009, the estimated fair value of the ARLP Partnership’s fixed rate term debt, including current maturities, was approximately $469.9 million and $460.7 million, respectively, based on interest rates that it believes is currently available to it for issuance of debt with similar terms and remaining maturities (Note 5).

5.	LONG-TERM DEBT

Long-term debt consists of the following, (in thousands):

	March 31, 2010	December 31, 2009
AHGP credit facility	$—	$—
ARLP revolving credit facility	23,250	—
ARLP senior notes	90,000	90,000
ARLP series A senior notes	205,000	205,000
ARLP series B senior notes	145,000	145,000

	463,250	440,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$445,250	$422,000

The Intermediate Partnership has a $150.0 million revolving credit facility (“ARLP Credit Facility”), $90.0 million in senior notes and $205.0 million in Series A and $145.0 million in Series B senior notes (collectively, the “ARLP Debt Arrangements”), which are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain the following: (i) debt to cash flow ratio of not more than 3.0 to 1.0, (ii) cash flow to interest expense ratio of not less than 4.0 to 1.0, in each case, during the four most recently ended fiscal quarters and (iii) maximum annual capital expenditures, excluding acquisitions, of $471.8 million for 2010. The debt to cash flow ratio and cash flow to interest expense ratio were 1.3 to 1.0 and 11.3 to 1.0, respectively, for the trailing twelve months ended March 31, 2010. Actual capital expenditures were $77.5 million for the three months ended March 31, 2010. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2010. There are no material operating restrictions, financial restrictions or covenants in the AHGP credit facility.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., held a 5%, or $7.5 million, commitment in the $150 million ARLP Credit Facility. On February 11, 2010, the ARLP Partnership gave its lenders a notice of borrowing under the ARLP Credit Facility and, in response to that notice, Lehman notified the ARLP Partnership that it would not fund its proportionate share of the borrowing. As a result, as of February 11, 2010, Lehman became a defaulting lender and availability for borrowing under the ARLP Credit Facility was reduced by $7.5 million, unless and until the ARLP Partnership replaces Lehman as a lender.

At March 31, 2010, the ARLP Partnership had $23.3 million of letters of credit and $23.3 million of net borrowings outstanding with $95.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership incurs an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

6.	NONCONTROLLING INTERESTS

We apply the provisions of FASB ASC 810, Consolidation, which were amended on January 1, 2010 by ASU 2009-17 (Note 2). As required by FASB ASC 810, our noncontrolling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. In addition, consolidated net income includes earnings attributable to both the parent and the noncontrolling interests.

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership which we consolidate (Note 1) and prior to January 1, 2010, a third-party ownership interest in Mid-America Carbonates, LLC (“MAC”). The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	March 31, 2010	December 31, 2009
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,826)	$(303,830)
Non-Affiliates (ARLP’s non-affiliate limited partners)	389,084	372,820
MAC	—	1,117
Accumulated other comprehensive loss attributable to noncontrolling interests	(9,542)	(9,684)

Total noncontrolling interests	$75,716	$60,423

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

For the quarter ending March 31, 2009, the noncontrolling interest designated as MAC represents a 50% third-party interest in MAC. The ARLP Partnership deconsolidated MAC on January 1, 2010 (Note 7).

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$12	$12
Non-Affiliates (ARLP’s non-affiliate limited partners)	33,402	33,197
MAC	—	129

	$33,414	$33,338

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$8	$8
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	16,729	15,348
MAC	—	—

	$16,737	$15,356

(1)	Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of noncontrolling interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of March 31, 2010 and December 31, 2009 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests

The following tables present the change in partners’ capital for the three months ended March 31, 2010 and 2009 (in thousands):

	Alliance Holdings GP, L.P.
	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2010	$269,742	$(7,465)	$60,423	$322,700
Net income	41,028	—	33,414	74,442
Other comprehensive income	—	127	142	269
Deconsolidation of MAC (Note 7)	—	—	(1,117)	(1,117)
Vesting of ARLP Long-Term Incentive Plan	—	—	(1,265)	(1,265)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	856	856
Distributions on ARLP common unit-based compensation	—	—	(364)	(364)
Distributions to AHGP Partners	(27,089)	—	—	(27,089)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(16,373)	(16,373)

Balance at March 31, 2010	$283,681	$(7,338)	$75,716	$352,059

	Alliance Holdings GP, L.P.
	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2009	$256,395	$(8,673)	$43,450	$291,172
Net income	38,826	—	33,338	72,164
Other comprehensive income	—	165	190	355
Vesting of ARLP Long-Term Incentive Plan	—	—	(791)	(791)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	842	842
Distributions on ARLP common unit-based compensation	—	—	(283)	(283)
Distribution to AHGP Partners	(24,095)	—	—	(24,095)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(15,073)	(15,073)

Balance at March 31, 2009	$271,126	$(8,508)	$61,673	$324,291

7.	MID-AMERICA CARBONATES

We apply the provisions of FASB ASC 810, Consolidation, which were amended on January 1, 2010 (Note 2). Based on our evaluation of these amendments, the ARLP Partnership deconsolidated MAC effect January 1, 2010.

White County Coal, LLC (“White County Coal”) and Alexander J. House (“House”) entered into a limited liability company agreement in 2006 to form MAC, which manufactures and sells rock dust. Consistent with prior years, the ARLP Partnership has a 50% ownership interest in MAC. Consistent with prior years, the ARLP Partnership has a 50% ownership interest in MAC. Previously, the ARLP Partnership consolidated MAC’s financial results in accordance with FASB ASC 810. However, based on the provisions of ASU 2009-17, the ARLP Partnership concluded that we are no longer the primary beneficiary of MAC and thus deconsolidated MAC as House has the power to direct the activities that most significantly impact the entity’s economic performance.

We adopted the amendments to FASB ASC 810 on January 1, 2010. As a result, we reclassified $1.1 million from noncontrolling interest in partners’ capital to other long-term assets in our condensed consolidated balance sheets. We did not retrospectively apply the provisions of ASU 2009-17 as allowed by the amendments. The ARLP Partnership’s equity investment in MAC is $1.2 million at March 31, 2010.

MAC has a $1.75 million Revolving Credit Agreement (“Revolver”) with ARLP. On November 17, 2009, MAC entered into Amendment No. 2, effective June 30, 2009, which increased the Revolver to $1.75 million from $1.5 million. The Revolver is scheduled to expire on December 31, 2010. At March 31, 2010, MAC owed ARLP $1.7 million under the Revolver, which is classified as Due From Affiliates on our condensed consolidated balance sheets.

8.	WORKERS’ COMPENSATION AND PNEUMOCONIOS (“BLACK LUNG”)

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance	$63,220	$56,671
Accruals increase	4,806	4,398
Payments	(2,525)	(3,328)
Interest accretion	833	864
Valuation changes (gain)/loss	37	(2,255)

Ending balance	$66,371	$56,350

Pneumoconiosis

The Patient Protection and Affordable Care Act, which was signed into law by President Obama in March 2010, amended previous legislation related to coal workers’ Black Lung providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The ARLP Partnership is not presently able to estimate the impact of this legislation on its obligations and its future service period charges related to future claims due to uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations. The ARLP Partnership expects to complete an evaluation of the obligation by the end of fiscal year 2010. For more information, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Health Care Reform.”

9.	COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership maintains the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership. The ARLP LTIP awards are grants of non-vested notional units, which upon satisfaction of vesting requirements entitle the ARLP LTIP participant to receive ARLP common units. On January 26, 2010, the compensation committee (“MGP Compensation Committee”) of the board of directors of MGP (“MGP Board of Directors”) determined that the vesting requirements for the 2007 grants of 88,975 units (which are net of 4,500 forfeitures) had been satisfied as of January 1, 2010. As a result of this vesting, on February 12, 2010, the ARLP Partnership issued 55,826 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the ARLP LTIP participants. On February 1, 2010, the MGP Compensation Committee authorized additional grants up to 143,145 restricted units, of which 137,830 were granted, all of which will vest on January 1, 2013 subject to satisfaction of certain financial tests. The fair value of these 2010 grants is equal to the intrinsic value at the date of grant, which was $39.58 per unit on a weighted average basis. ARLP LTIP expense was $0.9 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. On October 23, 2009, ARLP unitholders approved the Third Amendment (“Third Amendment”) to the ARLP LTIP. The Third Amendment was previously authorized by the MGP Board of Directors, subject to unitholder approval. The Third Amendment increased the number of units available for issuance under the ARLP LTIP from 1.2 million to 3.6 million, providing 2.4 million units for satisfaction of future awards. After consideration of the January 1, 2010 vesting and subsequent issuance of 55,826 common units, approximately 2.3 million units remain available for issuance in the future, assuming all grants issued in 2008, 2009 and 2010 currently outstanding are settled with common units and no future forfeitures occur.

As of March 31, 2010, there was $7.9 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.9 years. As of March 31, 2010, the intrinsic value of the non-vested ARLP LTIP grants was $15.9 million. As of March 31, 2010, the total obligation associated with the ARLP LTIP was $4.4 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distributions ARLP makes to its unitholders during the vesting period.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership. Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom units. The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP as of March 31, 2010.

10.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Service cost	$713	$667
Interest cost	839	755
Expected return on plan assets	(922)	(608)
Amortization of net loss	269	355

Net periodic benefit cost	$899	$1,169

We previously disclosed in our financial statements for the year ended December 31, 2009 that the ARLP Partnership expected to contribute $9.8 million to the Pension Plan in 2010 for the 2009 plan year. During the three months ended March 31, 2010, the ARLP Partnership made a quarterly contribution payment of $0.6 million for the 2009 plan year. Based upon the ARLP Partnership’s most recent valuation information, it does not expect to make any further contributions in 2010 for the 2009 plan year. However, the ARLP Partnership does expect to make quarterly contributions of $0.7 million for the remainder of 2010 for the 2010 plan year.

11.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2010 and 2009, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$74,442	$72,164
Other comprehensive income:
Pension (Note 10)	269	355

Total other comprehensive income	269	355

Total comprehensive income	74,711	72,519
Less comprehensive income attributable to noncontrolling interests:
Net income	(33,414)	(33,338)
Pension (Note 10)	(142)	(190)

Comprehensive income attributable to AHGP	$41,155	$38,991

Comprehensive income differs from net income by the amount of amortization of actuarial loss associated with adoption of amendments to FASB ASC 715, Compensation – Retirement Benefits.

12.	SEGMENT INFORMATION

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

The Illinois Basin segment is comprised of Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, River View Coal, LLC’s mining complex, which initiated operations in 2009, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”). The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal, LLC’s and MC Mining, LLC’s mining complexes.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV) LLC’s Mountain View mining complex, two small third-party mining operations (one of which was idled in May 2009 and restarted in February 2010), a mining complex currently under construction at Tunnel Ridge, LLC and the Penn Ridge Coal, LLC (“Penn Ridge”) property. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”), the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in MAC and certain properties of Alliance Resource Properties. Segment results for the three months ended March 31, 2010 and 2009 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Operating segment results for the three months ended March 31, 2010:

Total revenues (2)	$294,637	$39,762	$41,002	$10,467	$(5,251)	$380,617
Segment Adjusted EBITDA Expense (3)	172,853	32,825	31,971	8,861	(5,251)	241,259
Segment Adjusted EBITDA (4)	114,129	6,923	6,990	1,611	—	129,653
Total assets	749,639	83,341	246,905	58,450	(3,001)	1,135,334
Capital expenditures	32,198	1,359	43,307	593	—	77,457

Operating segment results for the three months ended March 31, 2009:

Total revenues (2)	$230,548	$54,003	$39,686	$9,703	$(4,749)	$329,191
Segment Adjusted EBITDA Expense (3)	131,409	37,096	30,555	6,599	(4,749)	200,910
Segment Adjusted EBITDA (4)	90,758	16,818	6,712	3,103	—	117,391
Total assets	608,191	95,934	162,984	229,771	(117)	1,096,763
Capital expenditures	57,484	5,023	22,292	798	—	85,597

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from Matrix Design, Alliance Design and MAC (for 2009 only; see Note 7) to the ARLP Partnership’s mining operations.

(2)	Revenues included in the Other and Corporate column are primarily attributable to Matrix Design revenues, Alliance Design revenues, Mt. Vernon transloading revenues, MAC rock dust revenues (for 2009 only; see Note 7) and brokerage sales.
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and consequently it does not realize any gain or loss on transportation revenues. We review segment adjusted EBITDA expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended March 31,
	2010	2009
Segment Adjusted EBITDA Expense	$241,259	$200,910
Outside coal purchases	(1,842)	(4,760)
Other income (expense)	(150)	226

Operating expenses (excluding depreciation, depletion and amortization)	$239,267	$196,376

(4)	Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, net interest expense, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership’s revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income below (in thousands):

	Three Months Ended March 31,
	2010	2009
Segment Adjusted EBITDA	$129,653	$117,391
General and administrative	(11,203)	(10,117)
Depreciation, depletion and amortization	(36,296)	(27,350)
Interest expense, net	(7,543)	(7,333)
Income tax expense	(169)	(427)

Net income	$74,442	$72,164

13.	SUBSEQUENT EVENTS

On April 26, 2010, we declared a quarterly distribution for the quarter ended March 31, 2010, of $0.465 per unit on all common units outstanding, totaling approximately $27.8 million, payable on May 20, 2010 to all unitholders of record as of May 13, 2010.

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

The ARLP Partnership is a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become what it believes to be the fifth largest coal producer in the eastern U.S. The ARLP Partnership operates nine mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. The ARLP Partnership is constructing a new mining complex in West Virginia. The ARLP Partnership also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.

We have four reportable segments: Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern U.S. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

•

Illinois Basin segment is comprised of Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mine and Warrior Coal, LLC’s (“Warrior”) mining complex, River View Coal, LLC’s (“River View”) mining complex which initiated operations in 2009, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”). The ARLP Partnership is in the process of permitting the Gibson South property for future mine development.

•	Central Appalachian segment is comprised of Pontiki Coal, LLC’s (“Pontiki”) and MC Mining, LLC’s mining complexes.

•

Northern Appalachian segment is comprised of Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV), LLC’s Mountain View mining complex, two small third-party mining operations (one of which was idled in May 2009 and restarted in February 2010), a mining complex currently under construction at Tunnel Ridge, LLC (“Tunnel Ridge”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

•

Other and Corporate segment includes marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in Mid-America Carbonates, LLC (“MAC”), and certain properties of Alliance Resource Properties.

Health Care Reform

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. Additionally, on March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. The passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “ Health Care Act”) will result in comprehensive changes to health care in the U.S. The Health Care Act also amended previous legislation related to coal workers’ pneumoconiosis (“Black Lung”) benefits by providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims, effective for claims filed or pending after January 1, 2005. While the ARLP Partnership believes it is likely its costs will increase as a result of these provisions, the ARLP Partnership is continuing to evaluate the potential impact of the legislation on their self-insured health care plan, Black Lung liabilities, results of operations and internal controls as governmental agencies issue interpretations regarding the meaning and scope of the Health Care Act.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We reported record net income of $74.4 million for the three months ended March 31, 2010 (“2010 Quarter”) compared to $72.2 million for the three months ended March 31, 2009 (“2009 Quarter”). This increase of $2.2 million was principally due to improved contract pricing and commitments resulting in a record quarterly average coal sales price of $49.34 per ton sold, as compared to $48.59 per ton sold for the 2009 Quarter. The ARLP Partnership had record tons sold of 7.4 million tons and record tons produced of 7.5 million tons in the 2010 Quarter, compared to 6.4 million tons sold and 6.9 million tons produced in the 2009 Quarter. This increase in produced tons primarily reflects increased production resulting from the new River View mine and resulted in higher operating expenses during the 2010 Quarter. Increased operating expenses also primarily reflect the increase in labor and labor-related expenses, material and supplies expenses, as well as higher costs associated with beginning coal inventories and sales-related expenses.

	Three Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)		(per ton sold)
Tons sold	7,381	6,427	N/A	N/A
Tons produced	7,543	6,871	N/A	N/A
Coal sales	$364,159	$312,260	$49.34	$48.59
Operating expenses and outside coal purchases	$241,109	$201,136	$32.67	$31.30

Coal sales. Coal sales for the 2010 Quarter increased 16.6% to $364.2 million from $312.3 million for the 2009 Quarter. The increase of $51.9 million in coal sales reflected record tons sold (contributing $46.4 million in coal sales) and record average coal sales prices (contributing $5.5 million in additional coal sales). Average coal sales prices in the 2010 Quarter increased $0.75 per ton sold compared to the 2009 Quarter, to $49.34 per ton in the 2010 Quarter, primarily as a result of improved contract pricing and commitments in the Illinois Basin and Northern Appalachian regions.

Operating expenses. Operating expenses increased 21.8% to $239.3 million for the 2010 Quarter from $196.4 million for the 2009 Quarter primarily due to record coal sales and production volumes. Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 0.9% to $10.18 per ton in the 2010 Quarter from $10.27 per ton in the 2009 Quarter. This decrease of $0.09 per ton was primarily due to increased production volumes at a lower cost per ton at the ARLP Partnership’s new River View mine, decreased Illinois Basin trainee costs and the impact of weather disruptions in western Kentucky during the 2009 Quarter, partially offset by decreased coal recoveries during the 2010 Quarter impacting Central and Northern Appalachia’s productivity and increased mine development labor at our Tunnel Ridge mine;

•

Workers’ compensation expenses per ton produced increased to $0.94 per ton in the 2010 Quarter from $0.62 per ton in the 2009 Quarter. The increase of $0.32 per ton produced resulted primarily from a non-cash benefit during the 2009 Quarter due to a discount rate change, which decreased the accrued liabilities for the present value of estimated future claim payments;

•

Material and supplies per ton produced increased 3.0% to $9.55 per ton in the 2010 Quarter from $9.27 per ton in the 2009 Quarter. The increase of $0.28 per ton produced resulted from increased costs for certain products and services, primarily roof support (increase of $0.14 per ton), power and electrical (increase of $0.11 per ton) and fuel used in the mining process (increase of $0.07 per ton) offset partially by decreased costs per ton in various other categories;

•

Maintenance expenses per ton produced decreased 5.4% to $3.32 per ton in the 2010 Quarter from $3.51 per ton in the 2009 Quarter. The decrease of $0.19 per ton produced resulted primarily from the benefit of newer equipment and increased production at the ARLP Partnership’s new River View mining complex and decreased per ton costs at Dotiki and Warrior offset partially by higher maintenance costs for its mine development project at Tunnel Ridge;

•	Mine administration expenses increased $1.2 million for the 2010 Quarter compared to the 2009 Quarter, primarily due to higher costs resulting from increased Matrix Design product sales;

•

Contract mining expenses decreased $2.2 million for the 2010 Quarter compared to the 2009 Quarter. The decrease primarily reflects a curtailment of a third-party mining operation in the Northern Appalachian segment in May 2009 in response to weak demand in export and spot coal markets offset partially by a restart of this third-party operation in February 2010;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.08 per produced ton sold in the 2010 Quarter compared to the 2009 Quarter primarily as a result of increased average coal sales prices, predominantly in the Illinois Basin segment;

•

Operating expenses per ton also increased in the 2010 Quarter due to significantly more tons sold (1.3 million) from seasonally higher cost per ton beginning coal inventory compared to 260,000 tons sold from beginning coal inventory in the 2009 Quarter; and

•

Operating expenses incurred during the 2010 Quarter related to the ARLP Partnership’s River View and Tunnel Ridge mine development projects increased $22.9 million over the 2009 Quarter. These expenses are generally included in the variances discussed above.

General and administrative. General and administrative expenses for the 2010 Quarter increased to $11.2 million compared to $10.1 million in the 2009 Quarter. The increase of $1.1 million was primarily due to increases in salary expenses, incentive accruals and outside services expenses.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC (in the 2009 Quarter only), Matrix Design and other outside services. Other sales and operating revenues increased to $6.8 million for the 2010 Quarter from $6.0 million for the 2009 Quarter. The increase of $0.8 million was primarily attributable to increased Matrix Design product sales partially offset by decreased rock dust revenues reflecting the deconsolidation of MAC. For more information about MAC, please read “Item 1. Financial Statements (Unaudited) – Note 7. Mid-America Carbonates” of this Quarterly Report on Form 10-Q.

Outside coal purchases. Outside coal purchases decreased to $1.8 million for the 2010 Quarter compared to $4.8 million in the 2009 Quarter. The decrease of $3.0 million was primarily attributable to reduced outside coal purchases at all of the reporting segments, predominantly in the Central Appalachian region due to weak demand in the spot coal markets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $36.3 million for the 2010 Quarter from $27.4 million for the 2009 Quarter. The increase of $8.9 million was attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects and expansion of production capacity, particularly at the ARLP Partnership’s River View mine.

Interest expense. Interest expense, net of capitalized interest, decreased to $7.6 million for the 2010 Quarter from $8.0 million for the 2009 Quarter. The decrease of $0.4 million was principally attributable to reduced interest expense resulting from the ARLP Partnership’s August 2009 principal repayment of $18.0 million on its original senior notes issued in 1999 partially offset by increased interest expense on the ARLP Partnership’s $150.0 million revolving credit facility (“ARLP Credit Facility”), each of which are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income decreased to $0.1 million for the 2010 Quarter compared to $0.6 million for the 2009 Quarter. The decrease of $0.5 million resulted from reduced interest income earned on short-term investments purchased with funds received from the 2008 financing activities, which were substantially liquidated principally to fund increased capital expenditures throughout 2009.

Transportation revenues and expenses. Transportation revenues and expenses were $9.7 million and $10.9 million for the 2010 and 2009 Quarters, respectively. The decrease of $1.2 million was attributable to reduced tonnage transported from the Illinois Basin and Northern Appalachian regions primarily due to a decrease in certain spot coal shipments requiring transportation services. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income tax expense. Income tax expense decreased to $0.2 million for the 2010 Quarter compared to $0.4 million for the 2009 Quarter, primarily due to differences in the forecasted annual operating income for 2010 as compared to 2009 for Matrix Design, which is owned by the ARLP Partnership’s subsidiary, Alliance Services, Inc.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership which we consolidate and a third-party ownership interest in MAC (MAC is 2009 Quarter only). The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The noncontrolling interest designated as MAC in the 2009 Quarter represents a 50% third-party interest in MAC. The net income attributable to noncontrolling interest was $33.4 million and $33.3 million for the 2010 and 2009 Quarters, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above. For more information about MAC, please read “Item 1. Financial Statements (Unaudited) – Note 7. Mid-America Carbonates” of this Quarterly Report on Form 10-Q.

Segment Adjusted EBITDA. Our 2010 Quarter Segment Adjusted EBITDA increased $12.2 million, or 10.4%, to $129.6 million from the 2009 Quarter Segment Adjusted EBITDA of $117.4 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009
Segment Adjusted EBITDA
Illinois Basin	$114,129	$90,758	$23,371	25.8%
Central Appalachia	6,923	16,818	(9,895)	(58.8)%
Northern Appalachia	6,990	6,712	278	4.1%
Other and Corporate	1,611	3,103	(1,492)	(48.1)%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (1)	$129,653	$117,391	$12,262	10.4%

Tons sold
Illinois Basin	6,076	4,963	1,113	22.4%
Central Appalachia	607	764	(157)	(20.5)%
Northern Appalachia	698	700	(2)	(0.3)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	7,381	6,427	954	14.8%

Coal sales
Illinois Basin	$286,440	$221,530	$64,910	29.3%
Central Appalachia	39,629	53,787	(14,158)	(26.3)%
Northern Appalachia	38,081	36,493	1,588	4.4%
Other and Corporate	9	450	(441)	(98.0)%
Elimination	—	—	—	—

Total coal sales	$364,159	$312,260	$51,899	16.6%

Other sales and operating revenues
Illinois Basin	$543	$637	$(94)	(14.8)%
Central Appalachia	119	128	(9)	(7.0)%
Northern Appalachia	880	774	106	13.7%
Other and Corporate	10,462	9,251	1,211	13.1%
Elimination	(5,251)	(4,749)	(502)	(10.6)%

Total other sales and operating revenues	$6,753	$6,041	$712	11.8%

Segment Adjusted EBITDA Expense
Illinois Basin	$172,853	$131,409	$41,444	31.5%
Central Appalachia	32,825	37,096	(4,271)	(11.5)%
Northern Appalachia	31,971	30,555	1,416	4.6%
Other and Corporate	8,861	6,599	2,262	34.3%
Elimination	(5,251)	(4,749)	(502)	(10.6)%

Total Segment Adjusted EBITDA Expense (2)	$241,259	$200,910	$40,349	20.1%

(1)	Segment Adjusted EBITDA is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, and depreciation, depletion and amortization. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (in thousands):

	Three Months Ended March 31,
	2010	2009
Segment Adjusted EBITDA	$129,653	$117,391

General and administrative	(11,203)	(10,117)
Depreciation, depletion and amortization	(36,296)	(27,350)
Interest expense, net	(7,543)	(7,333)
Income tax expense	(169)	(427)

Net income	$74,442	$72,164

(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and, consequently, it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense (in thousands):

	Three Months Ended March 31,
	2010	2009
Segment Adjusted EBITDA Expense	$241,259	$200,910

Outside coal purchases	(1,842)	(4,760)
Other income (expense)	(150)	226

Operating expense (excluding depreciation, depletion and amortization)	$239,267	$196,376

Illinois Basin – Segment Adjusted EBITDA increased 25.8% to $114.1 million in the 2010 Quarter from $90.8 million in the 2009 Quarter. The increase of $23.3 million was primarily attributable to strong contract pricing reflecting a higher average coal sales price of $47.14 per ton sold during the 2010 Quarter compared to $44.64 per ton sold for the 2009 Quarter. Coal sales increased 29.3% to $286.4 million in the 2010 Quarter compared to $221.5 million in the 2009 Quarter. The increase of $64.9 million primarily reflects increased sales from the ARLP Partnership’s new River View mine (which commenced operations in August of 2009) as the ARLP Partnership continued to expand production capacity during the 2010 Quarter and the negative impact of weather disruptions in the 2009 Quarter at its Dotiki, Warrior and Elk Creek mines. Total Segment Adjusted EBITDA Expense for the 2010 Quarter increased 31.5% to $172.9 million from $131.4 million in the 2009 Quarter and increased $1.97 on a per ton sold basis to $28.45 from $26.48 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses.

Central Appalachia – Segment Adjusted EBITDA decreased 58.8% to $6.9 million for the 2010 Quarter compared to $16.8 million in the 2009 Quarter. The decrease of $9.9 million was primarily the result of lower sales volumes due to continued weak coal demand in the spot market and transportation disruptions, which also impacted pricing as the average coal sales price decreased $5.09 per ton sold to $65.32 per ton sold in the 2010 Quarter, compared to $70.41 per ton sold in the 2009 Quarter. Segment Adjusted EBITDA Expense for the 2010 Quarter decreased 11.5% to $32.8 million from $37.1 million in the 2009 Quarter primarily as a result of lower coal sales volumes that led to decreases in certain operating expenses such as labor-related expenses, materials and supplies expenses and sales-related expenses. Segment Adjusted EBITDA Expense per ton sold during the 2010 Quarter increased to $54.11 compared to $48.56 per ton sold in the 2009 Quarter, an increase of $5.55 per ton sold reflecting certain cost increases described above under consolidated operating expenses. In addition, Segment Adjusted EBITDA Expense per ton sold increased during the 2010 Quarter as a result of lower coal recoveries and the continued impact of idling one mining unit at Pontiki in the second quarter of 2009.

Northern Appalachia – Segment Adjusted EBITDA increased 4.1% to $7.0 million for the 2010 Quarter as compared to $6.7 million in the 2009 Quarter. This increase of $0.3 million was primarily attributable to a higher average sales price of $54.59 per ton sold for the 2010 Quarter compared to $52.13 per ton sold for the 2009 Quarter resulting from improved pricing in the export markets, partially offset by lower coal sales volumes for the 2010 Quarter compared to the 2009 Quarter due to the timing of contract shipments. Segment Adjusted EBITDA expense per ton sold in the 2010 Quarter was $45.83 per ton, an increase of $2.18 per ton sold compared to $43.65 per ton sold in the 2009 Quarter. Increased Segment Adjusted EBITDA Expense per ton sold for the 2010 Quarter primarily reflects decreased production during the 2010 Quarter due to lower coal recoveries, as well as the other cost increases described above under consolidated operating expenses, including expenses incurred related to the ARLP Partnership’s Tunnel Ridge mine development project, partially offset by resumption in February 2010 of a third-party mining operation that had been idled in May 2009 due to weak demand in the export and spot coal markets during the 2009 Quarter.

Other and Corporate – Segment Adjusted EBITDA decreased to $1.6 million in the 2010 Quarter from $3.1 million in the 2009 Quarter, primarily attributable to higher costs associated with Matrix Design product sales, decreased MAC rock dust revenues and the impact of the deconsolidation of MAC effective January 1, 2010, a loss associated with United Kingdom (“UK”) currency held for future equipment purchases from an UK supplier and lower coal brokerage sales. For more information about MAC, please read “Item 1. Financial Statements (Unaudited) – Note 7. Mid-America Carbonates” of this Quarterly Report on Form 10-Q. The increase in Segment Adjusted EBITDA Expense primarily reflects increased expenses associated with higher outside services revenue and product sales.

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

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under revolving credit facilities. The ARLP Partnership believes that the current cash on hand, cash generated from operations, cash from borrowings under the ARLP Credit Facility, and cash provided from the issuance of debt or equity will be sufficient to meet its working capital requirements, anticipated capital expenditures, scheduled debt payments and distribution payments. The ARLP Partnership’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond its control. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows and sources of financing that it expects to have available, it does not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please see “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009.

Cash Flows

Cash provided by operating activities was $106.2 million for the 2010 Quarter compared to $74.4 million for the 2009 Quarter. The increase in cash provided by operating activities was principally attributable to higher net income, increases in certain operating liabilities, such as accrued taxes other than income taxes and accrued payroll and related expenses, and a reduction in coal inventory costs during the 2010 Quarter as compared to a significant increase during the 2009 Quarter. This increase in cash provided by operating activities was partially offset by increases in certain operating assets, such as accounts receivable.

Net cash used in investing activities was $70.7 million for the 2010 Quarter compared to $67.3 million for the 2009 Quarter. The increase in cash used for investing activities was primarily attributable to increased Tunnel Ridge capital expenditures and timing differences in accounts payable and accrued liabilities compared to the 2009 Quarter, partially offset by a decrease in capital expenditures due to the completion of River View mine development during the third quarter of 2009 and Warrior’s infrastructure additions during the second quarter of 2009.

Net cash used in financing activities was $21.9 million for the 2010 Quarter compared to $40.3 million for the 2009 Quarter. The decrease in cash used in financing activities was primarily attributable to net borrowings of $23.3 million under the ARLP Partnership’s $150 million revolving credit facility in the 2010 Quarter for capital expenditures primarily related to its continuing growth initiatives (see “—Debt Obligations” below) partially offset by increased distributions paid to partners in the 2010 Quarter.

Capital Expenditures

Capital expenditures decreased to $77.5 million in the 2010 Quarter from $85.6 million in the 2009 Quarter. See “—Cash Flows” above concerning this decrease in capital expenditures. The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2010 are estimated in a range of $275 to $315 million. Management anticipates funding remaining 2010 capital requirements with the ARLP Partnership’s cash and cash equivalents ($34.5 million as of March 31, 2010), cash flows provided by operations, borrowing available under the ARLP Credit Facility and, as necessary, accessing the debt or equity capital markets. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Debt Obligations

AHGP Partnership

We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”) which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Joseph W. Craft, III, Chairman, President and Chief Executive Officer of AGP. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At March 31, 2010, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

ARLP Partnership

ARLP Credit Facility. The Intermediate Partnership maintains the ARLP Credit Facility, a $150.0 million revolving credit facility that matures in 2012. On September 30, 2009, the Intermediate Partnership entered into Amendment No. 2 (the “Credit Amendment”) to the ARLP Credit Facility. The Credit Amendment increased the annual capital expenditure limits under the ARLP Credit Facility. The new limits are $471.8 million for 2010, $350.0 million for 2011 and $250.0 million for 2012. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit for the subsequent year.

At March 31, 2010, the ARLP Partnership had $23.3 million of letters of credit and $23.3 million of net borrowings outstanding with $95.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership incurs an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., holds a 5%, or $7.5 million, commitment in the $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions, including Lehman, with no individual institution representing more than 11.3% of the $150 million revolving credit facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October 2008. The obligations of the lenders under the ARLP Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations. On February 11, 2010, the ARLP Partnership gave its lenders a notice of borrowing under the ARLP Credit Facility and, in response to that notice, Lehman notified the ARLP Partnership that it would not fund its proportionate share of the borrowing. As a result, as of February 11, 2010, Lehman became a defaulting lender and availability for borrowing under the ARLP Credit Facility was reduced by $7.5 million, unless and until the ARLP Partnership replaces Lehman as a lender.

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

The ARLP Partnership incurred debt issuance costs of approximately $0.3 million in 2009 associated with the ARLP Credit Facility, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, ARLP Senior Notes and Series A and Series B Senior Notes (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain the following: (i) debt to cash flow ratio of not more than 3.0 to 1.0, (ii) cash flow to interest expense ratio of not less than 4.0 to 1.0, in each case, during the four most recently ended fiscal quarters and (iii) maximum annual capital expenditures, excluding acquisitions, of $471.8 million for the year ending December 31, 2010. The debt to cash flow ratio and cash flow to interest expense ratio were 1.3 to 1.0 and 11.3 to 1.0, respectively, for the trailing twelve months ended March 31, 2010. Actual capital expenditures were $77.5 million for the 2010 Quarter. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2010.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At March 31, 2010, the ARLP Partnership had $31.1 million in letters of credit outstanding under agreements with these two banks. SGP guarantees $5.0 million of these outstanding letters of credit.

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

MAC has a $1.75 million Revolving Credit Agreement (“Revolver”) with ARLP. On November 17, 2009, MAC entered into Amendment No. 2, effective June 30, 2009, which increased the Revolver to $1.75 million from $1.5 million. The Revolver is scheduled to expire on December 31, 2010. At March 31, 2010, MAC owed ARLP $1.7 million under the Revolver, which is classified as Due From Affiliates on our condensed consolidated balance sheets.

Please read our Annual Report on Form 10-K for the year ended December 31, 2009, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning the related-party transactions described above.

New Accounting Standards

New Accounting Standards Issued and Adopted

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codified Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R)), which changed the consolidation guidance applicable to a variable interest entity (“VIE”). ASU 2009-17 updated the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate such VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of whether the enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-17 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB Accounting Standards Codification (“ASC”) 810, Consolidation, required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, are now subject to the provisions of ASU 2009-17. In addition, ASU 2009-17 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The provisions of ASU 2009-17 were effective as of the beginning of interim and annual reporting periods that began after November 15, 2009. Based on our evaluation of ASU 2009-17, the ARLP Partnership deconsolidated Mid-America Carbonates, LLC (“MAC”) upon adoption, effective January 1, 2010. For more information about MAC, please read “Item 1. Financial Statements (Unaudited) – Note 7. Mid-America Carbonates” of this Quarterly Report on Form 10-Q. The deconsolidation of MAC did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended guidance on certain aspects of FASB ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures of transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, all on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. The provisions of ASU 2010-06 were effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have an impact on our condensed consolidated financial statements.

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

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars and, as a result, neither we nor the ARLP Partnership have material exposure to currency exchange-rate risks. During 2009, the ARLP Partnership entered into a contract to purchase longwall shields for its Tunnel Ridge mine from a foreign supplier for approximately £10.2 million. The ARLP Partnership paid £7.7 million to this foreign supplier through March 31, 2010, with the remaining balance, which is maintained in British Pounds, to be paid out through 2011. The ARLP Partnership does not have any interest rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP and AHGP Credit Facilities are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates. Borrowings outstanding under the ARLP Credit Facility were $23.3 million March 31, 2010. We had no borrowings outstanding under the AHGP Credit Facility at March 31, 2010.

As of March 31, 2010, the estimated fair value of the ARLP Senior Notes and the Series A and Series B Senior Notes was approximately $469.9 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2010. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of March 31, 2010. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended March 31, 2010, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and the ARLP Partnership’s ability to respond to the competition;

•	decreases in coal prices, which could adversely affect the ARLP Partnership’s operating results and cash flows;

•	risks associated with the ARLP Partnership’s expansion of its operations and properties;

•	the impact of recent federal health care legislation;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	weakness in global economic conditions or in industries in which our customers operate;

•	liquidity constraints, including those resulting from the cost or unavailability of financing due to current capital market conditions;

•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;

•	customer delays, failure to take coal under contracts or defaults in making payments;

•	adjustments made in price, volume or terms to existing coal supply agreements;

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

If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risks described in “Risk Factors” below. These risks could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

You should consider the information above when reading or considering any forward-looking statements contained in:

•	this Quarterly Report on Form 10-Q;

•	other reports filed by us with the SEC;

•	our press releases; and

•	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2009.

On November 2, 2006 George W. Rector et al. (the “Plaintiffs”) filed a complaint in the Circuit Court of the Second Judicial Circuit of Illinois, in White County, Illinois, against the ARLP Partnership’s subsidiaries White County Coal, LLC, Alliance Properties, LLC and Alliance Coal, LLC (collectively the “Alliance Defendants”) asserting claims for breach of contract, breach of fiduciary duty and unjust enrichment. The Plaintiffs’ claims are based on their assertion that, as a result of assignments in 1977, 1978 and 1979 from the Plaintiffs’ or their predecessors to the Alliance Defendants’ predecessors, MAPCO Coal, Inc. and MAPCO Land & Development Corporation (collectively “MAPCO”), of certain coal leases, they are entitled to receive royalty payments on all coal mined previously or in the future from the property once affected by those leases as well as from other property in the area. Plaintiffs have alleged damages of $33.0 million or more, and have also asserted a claim for punitive damages. The subject assignments were made in accordance with an agreement between Plaintiffs and MAPCO pursuant to which Plaintiffs reserved the right to receive an overriding royalty on coal mined under the assigned leases. Several years after MAPCO terminated a number of the assigned leases, the Alliance Defendant’s entered into new leases of some of the property previously covered by the assigned leases, and subsequently began mining in the area. The ARLP Partnership believes that Plaintiffs’ overriding royalty interest did not extend to any new lease covering the same property, and that Plaintiffs’ claims are without merit. A bench trial of the case was concluded in November 2009 and closing arguments were heard on February 10, 2010, but the court has not yet issued a decision. The ARLP Partnership also believes that an adverse decision in this litigation, if any, would not have a material adverse effect on its business, financial position or results of operations.

On April 24, 2006, the ARLP Partnership was served with a complaint from Mr. Ned Comer, et al. (the “Plaintiffs”) alleging that approximately 40 oil and coal companies, including the ARLP Partnership, (the “Defendants”) is liable to the Plaintiffs for tortuously causing damage to Plaintiffs’ property in Mississippi. The Plaintiffs allege that the Defendants’ greenhouse gas emissions caused global warming and resulted in the increase in the destructive capacity of Hurricane Katrina. On August 30, 2007, the trial court dismissed the Plaintiffs’ complaint. On September 17, 2007, Plaintiffs filed a notice of appeal of that dismissal to the U.S. Court of Appeals for the Fifth Circuit. On October 16, 2009, the Fifth Circuit overturned the trial court’s dismissal of the Plaintiffs’ private nuisance, trespass and negligence claims, finding Article III constitutional standing and no political question. The Fifth Circuit remanded these claims to the trial court for further proceedings. By order filed February 26, 2010, the Fifth Circuit granted the Defendants’ petition for rehearing en banc, with oral argument scheduled for May 24, 2010. The ARLP Partnership believes this complaint is without merit and it does not believe that an adverse decision in this litigation matter, if any, based on the ARLP Partnership’s status as a defendant, will have a material adverse effect on its business, financial position or results of operations. If, however, tort claims brought in this and other cases against corporate defendants for liability arising from greenhouse gas emissions are successful, demand for the ARLP Partnership’s coal could be adversely impacted.

ITEM 1A.	RISK FACTORS

We are subject to a variety of risks, including, but not limited to those referenced under the heading “Health Care Reform” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2009, including “Item 1. Business”, “Item 1A. Risk Factors”, “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as set forth under “Health Care” and elsewhere under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows.

Recent legislation regarding healthcare may adversely impact our results of operations.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. Additionally, on March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. The passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “Health Care Act”) will result in comprehensive changes to health care in the U.S. The Health Care Act also amended previous legislation related to coal workers’ pneumoconiosis (“Black Lung”) benefits by providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims, effective for claims filed or pending after January 1, 2005. The ARLP Partnership is continuing to evaluate the potential impact of the legislation on their self-insured health care plan, Black Lung liabilities, results of operations and internal controls as governmental agencies issue interpretations regarding the meaning and scope of the Health Care Act. However, the ARLP Partnership believes it is likely its costs will increase as a result of these provisions, which may have an adverse impact on its results of operations and cash flows. Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Health Care Reform.”

Recent health care legislation has generally made it easier for claimants to assert and prosecute Black Lung claims, which could increase the ARLP Partnership’s exposure to Black Lung benefit liabilities.

The recently enacted Health Care Act includes a Black Lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x–ray evidence would be disabled due to pneumoconiosis and be eligible for black lung benefits. The new Health Care Act also makes it easier for widows of miners to become eligible for benefits. As a result of this new legislation, the number of claimants who are awarded benefits and the ARLP Partnership’s future payments of Black Lung benefits could increase, which may have an adverse impact on its results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.1(1)	Amendment No. 5 effective January 1, 2010, between Seminole Electric Cooperative, Inc. and Webster County Coal, LLC (successor-in-interest to Webster County Coal Corporation), White County Coal, LLC (successor-in-interest to White County Coal Corporation), and Alliance Coal, LLC, as successor-in-interest to Mapco Coal, Inc. and agent for Webster County Coal, LLC and White County Coal, LLC, to the Coal Supply Agreement.					☑

31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 7, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 7, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 7, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 7, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

(1)	Application has been made to the Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 7, 2010.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director, duly authorized to sign on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer