Form 10-K
period 2010-12-31
Alliance Holdings GP, L.P.
filed 2011-03-08
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers, all current and former employees who comprise a group under Rule 13d-5(b) of the Securities Exchange Act of 1934 and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $432,955,959 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on the NASDAQ Stock Market, LLC on such date.

As of March 8, 2011, 59,863,000 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	changes in competition in coal markets and the ARLP Partnership’s ability to respond to such changes;

•	changes in coal prices, which could affect the ARLP Partnership’s operating results and cash flows;

•	risks associated with the ARLP Partnership’s expansion of its operations and properties;

•	the impact of recent health care legislation;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	changing global economic conditions or in industries in which the ARLP Partnership’s customers operate;

•	liquidity constraints, including those resulting from any future unavailability of financing;

•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;

•	customer delays, failure to take coal under contracts or defaults in making payments;

•	adjustments made in price, volume or terms to existing coal supply agreements;

•

fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations, including those related to carbon dioxide emissions, and other factors;

•	legislation, regulatory and court decisions and interpretations thereof, including issues related to climate change and miner health and safety;

•	the ARLP Partnership’s productivity levels and margins it earns on coal sales;

•	unexpected changes in raw material costs;

•	unexpected changes in availability of skilled labor;

•	the ARLP Partnership’s ability to maintain satisfactory relations with its employees;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments or projections associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining the ARLP Partnership’s surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	difficulty in making accurate assumptions and projections regarding pension, black lung benefits and other post-retirement benefit liabilities;

•

coal market’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy, such as natural gas, nuclear energy and renewable fuels;

•	uncertainties in estimating and replacing the ARLP Partnership’s coal reserves;

•	a loss or reduction of benefits from certain tax credits;

•

difficulty obtaining commercial property insurance, and risks associated with the ARLP Partnership’s participation (excluding any applicable deductible) in the commercial insurance property program; and

•	other factors, including those discussed in Item 1A. “Risk Factors” and Item 3. “Legal Proceedings.”

If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in Item 1A.”Risk Factors” below.

ii

The risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

You should consider the information above when reading any forward-looking statements contained:

•	in this Annual Report on Form 10-K;

•	other reports filed by us with the Securities and Exchange Commission (“SEC”);

•	our press releases;

•	our website http://www.ahgp.com; and

•	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

iii

Significant Relationships Referenced in this Annual Report

•	References to “we”, “us”, “our” or “AHGP” mean Alliance Holdings GP, L.P., individually as the parent company, and not on a consolidated basis.

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

Currently, our only cash-generating assets are our ownership interests in ARLP, which consist of the following:

•	a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP;

•	the incentive distribution rights (“IDRs”) in ARLP;

•	15,544,169 common units of ARLP, representing approximately 42.3% of the common units of ARLP as of December 31, 2009; and

•	a 0.001% managing interest in Alliance Coal, which we hold through our 100% ownership interest in MGP.

We are owned 100% by our limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP as well as the President and Chief Executive Officer and a Director of MGP.

The following diagram depicts our organization and ownership as of December 31, 2010:

Alliance Resource GP, LLC
(ARLP's Special General Partner or "SGP")
20,641,168 AHGP Units (2)
Management Group
26,894,955AHGP Units (1) (2)
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
21,172,686 ARLP Units
57.1% Limited
Partner Interest
41.9% Limited
Partner Interest
0.01% General
Partner Interest
Alliance Resource Partners, L.P.
(NASDAQ: ARLP)
36,716,855 Common Units
0.99% General
Partner Interest
98.9899% Limited
Partnership Interest
0.01% General
Partner Interest
1.0001% General
Partner Interest
Alliance Resource Operating Partners, L.P.
(the Intermediate Partnership)
99.999% Non-managing Interest
Alliance Resource Properties, LLC
(Land holding company)
100% Interest
Alliance Coal, LLC
(the Holding Company for Operations)
0.001% Managing Interest

(1)	The Management Group comprises current and former members of management, who are the former indirect owners of MGP, and their affiliates.

(2)	The units held by SGP and most of the units held by the Management Group are subject to a transfer restrictions agreement that, subject to a number of exceptions (including certain transfers by Mr. Craft in which the other parties to the agreement are entitled or required to participate), prohibits the transfer of such units unless approved by a majority of the disinterested members of the board of directors of AGP (“Board of Directors”) pursuant to certain procedures set forth in the agreement.

Our primary business objective is to increase our cash distributions to our unitholders by actively assisting ARLP in executing its business strategy. ARLP’s business strategy is to create sustainable, capital-efficient growth in available cash to maximize its distributions to its unitholders.

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the fourth largest coal producer in the eastern U.S. At December 31, 2010, the ARLP Partnership had approximately 697.4 million tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. In 2010, the ARLP Partnership produced 28.9 million tons of coal and sold

30.3 million tons of coal, of which 8.0% was low-sulfur coal, 20.7% was medium-sulfur coal and 71.3% was high-sulfur coal. In 2010, the ARLP Partnership sold 91.5% of its total tons to electric utilities, of which 93.5% was sold to utility plants with installed pollution control devices. These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide. The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

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

Our internet address is http://www.ahgp.com, and we make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and Forms 3, 4 and 5 for our Section 16 filers (and amendments and exhibits, such as press releases, to such filings) as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. Information on our website or any other website is not incorporated by reference into this report and does not constitute a part of this report.

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Mining Operations

The ARLP Partnership produces a diverse range of steam coals with varying sulfur and heat contents, which enables it to satisfy the broad range of specifications required by its customers. The following chart summarizes the ARLP Partnership’s coal production by region for the last five years.

	Year Ended December 31
Regions and Complexes	2010	2009	2008	2007	2006
	(tons in millions)
Illinois Basin:
Dotiki, Warrior, Pattiki, Hopkins, River View and Gibson complexes	23.7	20.7	20.3	17.9	16.9
Central Appalachian:
Pontiki and MC Mining complexes	2.3	2.6	3.2	3.2	3.5
Northern Appalachian:
Mettiki and Tunnel Ridge complexes	2.9	2.5	2.9	3.2	3.3

Total	28.9	25.8	26.4	24.3	23.7

The following map shows the location of the ARLP Partnership’s mining complexes and projects:

Illinois Basin Operations

The ARLP Partnership’s Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. As of February 1, 2011, the ARLP Partnership had 2,487 employees and it operates six mining complexes in the Illinois Basin.

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

Warrior Complex. The ARLP Partnership’s subsidiary, Warrior Coal, LLC (“Warrior”), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky. The Warrior complex was opened in 1985 and acquired by the ARLP Partnership in February 2003. Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Warrior’s preparation plant became operational in the first quarter of 2009 and has throughput capacity of 1,200 tons of raw coal an hour. Warrior’s production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries.

Pattiki Complex. The ARLP Partnership’s subsidiary, White County Coal, LLC (“White County Coal”), operates Pattiki, an underground mining complex located near the city of Carmi in White County, Illinois. The ARLP Partnership began construction of the complex in 1980 and has operated it since its inception. The Pattiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. The preparation plant has throughput capacity of 1,000 tons of raw coal an hour. Coal from the Pattiki complex is shipped via the Evansville Western Railway, Inc. (“EVW”) railroad directly, or via connection with CSX, to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries. A failure of the vertical hoist conveyor system temporarily halted production from the Pattiki mine for a period of approximately two months beginning May 13, 2010 and resulted in limited production from the mine until full production was resumed on January 3, 2011.

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

River View Complex. In April 2006, the ARLP Partnership acquired River View Coal, LLC (“River View”) from Alliance Resource Holdings, Inc. (“ARH”). River View currently controls, through coal leases or direct ownership, approximately 128.5 million tons of proven and probable high-sulfur coal in the Kentucky No. 7, No. 9 and No. 11 coal seams underlying properties located primarily in Union County, Kentucky, as well as certain surface properties, facilities and permits. In July 2007, the ARLP Partnership began construction of the mining complex, which is an underground mining complex utilizing continuous mining units employing room-and-pillar mining techniques. Production began in August 2009 and expanded to eight continuous mining units in 2010. River View’s preparation plant has throughput capacity of 1,800 tons of raw coal per hour. Coal produced from the River View mine is transported by overland belt to a barge loading facility on the Ohio River. Total capital expenditures required to develop the River View mine to its current capacity were approximately $252.0 million, of which $52.5 million was incurred in 2010. These amounts exclude capitalized interest and capitalized mine development costs associated with incidental production. (For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.”)

Gibson South Reserves. The ARLP Partnership has partially completed the permitting process for the Gibson South reserves and continues to evaluate development of the project. (For more information on the permitting process and matters that could hinder or delay the process, please read “—Regulation and Laws—Mining Permits and Approvals.”) Although development of the project is market dependent, the ARLP Partnership currently expects production to begin in 2014. The ARLP Partnership expects the mine to be developed as an underground mining complex using continuous mining units employing room-and-pillar techniques, and to have annual production capacity of approximately 3.0 million to 3.5 million tons. Definitive development commitment for Gibson South is dependent upon final approval by the board of directors of MGP (the “MGP Board of Directors”).

Sebree Reserves. The ARLP Partnership controls, through its subsidiaries, Alliance Resource Properties, LLC (“Alliance Resource Properties”) and ARP Sebree, LLC, undeveloped reserves in Webster County, Kentucky, which it refers to as the “Sebree Reserves”. The ARLP Partnership is in the process of permitting the Sebree property for future development through its subsidiary Sebree Mining, LLC (“Sebree”).

Central Appalachian Operations

The ARLP Partnership’s Central Appalachian mining operations are located in eastern Kentucky. As of February 1, 2011, the ARLP Partnership had 474 employees and it operates two mining complexes in Central Appalachia.

Pontiki Complex. The Pontiki complex is located near the city of Inez in Martin County, Kentucky. The ARLP Partnership constructed the mine in 1977. Its subsidiary, Pontiki Coal, LLC (“Pontiki”), owns the mining complex and controls the reserves, and its subsidiary, Excel Mining, LLC (“Excel”), conducts all mining operations. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has throughput capacity of 900 tons of raw coal an hour. Coal produced in 2010 remained low sulfur, but does not meet the compliance requirements of Phase II of the Federal Clean Air Act (“CAA”) (see “—Regulation and Laws—Air Emissions” below). Coal produced from the mine is shipped via the NS railroad directly to customers or to various transloading facilities on the Ohio River for sale to customers capable of receiving barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for shipment to customers capable of receiving barge deliveries. In 2009, the ARLP Partnership idled one of the Pontiki production units due to weak coal market conditions and that unit remained idle throughout 2010.

MC Mining Complex. The MC Mining complex is located near the city of Pikeville in Pike County, Kentucky. The ARLP Partnership acquired the mine in 1989. The ARLP Partnership’s subsidiary, MC Mining, LLC (“MC Mining”), owns the mining complex and leases the reserves, and Excel conducts all mining operations. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has throughput capacity of 1,000 tons of raw coal an hour. Substantially all of the coal produced at MC Mining in 2010 met or exceeded the compliance requirements of Phase II of the CAA (see “—Regulation and Laws—Air Emissions” below). Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for sale to customers capable of receiving barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for shipment to customers capable of receiving barge deliveries.

Northern Appalachian Operations

The ARLP Partnership’s Northern Appalachian mining operations employed 391 employees, as of February 1, 2011, and are located in Maryland and West Virginia. The ARLP Partnership operates one mining complex and has one mining complex under construction in Northern Appalachia. The ARLP Partnership also controls undeveloped reserves in West Virginia and Pennsylvania.

Mettiki (MD) Operation. The ARLP Partnership’s subsidiary, Mettiki Coal, LLC (“Mettiki (MD)”), previously operated an underground longwall mine located near the city of Oakland in Garrett County, Maryland. Underground longwall mining operations ceased at this mine in October 2006 upon the exhaustion of the economically mineable reserves, and the longwall mining equipment was moved from the Mettiki (MD) operation to the operation of the ARLP Partnership’s subsidiary, Mettiki Coal (WV), LLC (“Mettiki (WV)”) (discussed below). Medium-sulfur coal produced from two small-scale third-party mining operations (a surface strip mine and an underground mine) on properties controlled by Mettiki (MD) and another subsidiary of the ARLP Partnership, Backbone Mountain, LLC, supplements the Mettiki (WV) production, providing blending optimization and allowing the operation to take advantage of market opportunities as they arise. The surface strip mine was idled for part of 2009 due to weak coal market conditions, but operated throughout 2010.

The ARLP Partnership’s Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal an hour. A portion of the Mettiki (WV) production is transported to this preparation plant for processing and then trucked to a blending facility at the Virginia Electric and Power Company (“VEPCO”) Mt. Storm Power Station. The preparation plant also is served by the CSX railroad, providing the opportunity to ship into the domestic and export metallurgical coal markets.

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

Tunnel Ridge Complex. The ARLP Partnership’s subsidiary, Tunnel Ridge, LLC (“Tunnel Ridge”), controls, through a coal lease agreement with its special general partner, approximately 97.4 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 coal seam in West Virginia and Pennsylvania. In 2008, Tunnel Ridge began construction of the mining complex, which will be an underground, longwall mine, and development mining began in 2010. During 2010, Tunnel Ridge had incidental production of approximately 115,000 tons, which the ARLP Partnership expects to increase to approximately 550,000 tons to 750,000 tons of incidental production in 2011 as development mining continues. The ARLP Partnership expects to begin longwall mining operations at Tunnel Ridge in the first quarter of 2012, with annual production capacity of approximately 5.5 to 6.0 million tons. Capital expenditures required for development of Tunnel Ridge are estimated to be in the range of approximately $295 million to $305 million, of which approximately $200.0 million has been incurred as of December 31, 2010. These amounts exclude capitalized interest and capitalized mine development costs associated with incidental production. (For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.”)

Penn Ridge. The ARLP Partnership’s subsidiary, Penn Ridge Coal, LLC (“Penn Ridge”), is party to a coal lease agreement effective December 31, 2005 with Allegheny Pittsburgh Coal Company (“Allegheny”), pursuant to which Penn Ridge leases Allegheny’s Buffalo coal reserve in Washington County, Pennsylvania, which is estimated to include approximately 56.7 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 seam. Penn Ridge has initiated the permitting process for the Buffalo coal reserves and continues to evaluate development. (For more information on the permitting process, and matters that could hinder or delay the process, please read “—Regulation and Laws—Mining Permits and Approvals.”) Development of the project is regulatory and market dependent, and its timing is open-ended pending obtaining all required regulatory approvals and sufficient coal sales commitments to support the project. It is expected that these reserves will be developed as an underground mining complex using either continuous mining units employing room-and-pillar techniques, longwall mining, or both. The ARLP Partnership expects the annual production capacity of the Penn Ridge mine to be approximately 2.5 to 3.0 million tons utilizing continuous mining units or up to 5.0 million tons with longwall mining. Definitive development commitment for Penn Ridge is dependent upon final approval by the MGP Board of Directors.

Other Operations

Mt. Vernon Transfer Terminal, LLC

The ARLP Partnership’s subsidiary, Mt. Vernon, leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. Coal is delivered to Mt. Vernon by both rail and truck. The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons. During 2010, the terminal loaded approximately 2.5 million tons for customers of Pattiki, Gibson, Elk Creek, and for third-parties.

Coal Brokerage

As markets allow, the ARLP Partnership buys coal from non-affiliated producers principally throughout the eastern U.S., which it then resells. The ARLP Partnership has a policy of matching its outside coal purchases and sales to minimize market risks associated with buying and reselling coal. In 2010, the ARLP Partnership sold 54,699 tons classified as brokerage coal.

Matrix Group

The ARLP Partnership’s subsidiaries, Matrix Design Group, LLC (“Matrix Design”) and Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), provide a variety of mine products and services for the ARLP Partnership’s mining operations and to unrelated parties. The ARLP Partnership acquired this business in September 2006. Matrix Group’s products and services include design and installation of underground mine hoists for transporting employees and materials in and out of mines; design of systems for automating and controlling various aspects of industrial and mining environments; and design and sale of mine safety equipment, including its miner and equipment tracking and proximity detection systems. In 2010, our financial results were not significantly impacted by Matrix Group’s activities.

Additional Services

The ARLP Partnership develops and markets additional services in order to establish itself as the supplier of choice for its customers. Examples of the kind of services it has offered to date include ash and scrubber sludge removal, coal yard maintenance and arranging alternate transportation services. Revenues from these services in 2010 and historically have represented less than one percent of the ARLP Partnership’s total revenues. In addition, the ARLP Partnership’s affiliate, Mid-America Carbonates, LLC (“MAC”), which is a joint venture in which White County Coal participates, manufactures and sells rock dust to the ARLP Partnership’s mining operations and to unrelated parties. In 2010, our financial results were not significantly impacted by MAC’s business. Please read “Item 8. Financial Statements and Supplementary Data—Note 13. Mid-America Carbonates.”

Reportable Segments

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Segment Information under “Item 8. Financial Statements and Supplementary Data—Note 22. Segment Information” for information concerning our reportable segments.

Coal Marketing and Sales

As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers. These arrangements are mutually beneficial to the ARLP Partnership and its customers in that they provide greater predictability of sales volumes and sales prices. In 2010, approximately 92.4% and 89.0% of the ARLP Partnership’s sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with committed term expirations ranging from 2011 to 2016. As of January 28, 2011, the ARLP Partnership’s nominal commitment under long-term contracts was approximately 31.1 million tons in 2011, 27.3 million tons in 2012, 24.1 million tons in 2013 and 19.0 million tons in 2014. The commitment of coal under contract is an approximate number because, in some instances, the contracts contain provisions that could cause the nominal commitment to increase or decrease by as much as 20%. The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow the ARLP Partnership to balance its sales commitments with prospective production capacity. In addition, the nominal commitment can otherwise change because of reopener provisions contained in certain of these long-term contracts.

The provisions of long-term contracts are the results of both bidding procedures and extensive negotiations with each customer. As a result, the provisions of these contracts vary significantly in many respects, including, among others, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, coal qualities and quantities. Virtually all of the ARLP Partnership’s long-term contracts are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to reflect changes in specified price indices or items such as taxes, royalties or actual production costs. These provisions, however, may not assure that the contract price will reflect every change in production or other costs. Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can, in some instances, lead to early termination of a contract. Some of the long-term contracts also permit the contract to be reopened for renegotiation of terms and conditions other than pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract. The long-term contracts typically stipulate procedures for transportation of coal, quality control, sampling and weighing. Most contain provisions requiring the ARLP Partnership to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility and other qualities. Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments or termination of the contracts. While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location. Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.

Reliance on Major Customers

The ARLP Partnership’s two largest customers in 2010 were Tennessee Valley Authority and Louisville Gas and Electric Company. During 2010, the ARLP Partnership derived approximately 29.2% of its total revenues from these two customers and at least 10.0% of its total revenues from each of the two. For more information about these customers, please read “Item 8. Financial Statements and Supplementary Data—Note 21. Concentration of Credit Risk and Major Customers.”

Competition

The coal industry is intensely competitive. The most important factors on which the ARLP Partnership competes are coal price, coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply. The ARLP Partnership’s principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., International Coal Group, Inc., James River Coal Company, Massey Energy Company, Murray Energy, Inc., Patriot Coal Corporation, Foresight Energy LLC and Peabody Energy Corp. Some of these coal producers are larger and have greater financial resources and larger reserve bases than the ARLP Partnership. The ARLP Partnership also competes directly with a number of smaller producers in the Illinois Basin, Central Appalachian and Northern Appalachian regions. The prices the ARLP Partnership is able to obtain for its coal are primarily linked to coal consumption patterns of domestic electricity generating utilities, which in turn are influenced by economic activity, government regulations, weather and technological developments. Additionally the ARLP Partnership exports a portion of its coal into the international metallurgical coal market. The prices the ARLP Partnership obtains for its export coal are influenced by a variety of factors, such as global economic conditions, weather patterns and political instability, among others. Further, coal competes with other fuels such as petroleum, natural gas, nuclear energy and renewable energy sources for electrical power generation. Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel. For additional information, please see “Item 1A. Risk Factors.” As the price of domestic coal increases, the ARLP Partnership may also begin to compete with companies that produce coal from one or more foreign countries.

Transportation

The ARLP Partnership’s coal is transported to its customers by rail, truck and barge. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 4.0% to 45.0% of the total delivered cost of a customer’s coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. The ARLP Partnership believes its mines are located in favorable geographic locations that minimize transportation costs for its customers, and in many cases it is able to accommodate multiple transportation options. Typically, the ARLP Partnership’s customers pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry. Approximately 61.7% of the ARLP Partnership’s 2010 sales volume was initially shipped from the mines by rail, with 17.5% shipped from the mines by truck and 20.8% shipped from the mines by barge. In 2010, the largest volume transporter of the ARLP Partnership’s coal shipments was CSX, which moved approximately 36.7% of the ARLP Partnership’s tonnage over its rail system. The practices of, and rates set by, the transportation company serving a particular mine or customer may affect, either adversely or favorably, the ARLP Partnership’s marketing efforts with respect to coal produced from the relevant mine.

Regulation and Laws

The coal mining industry is subject to extensive regulation by federal, state and local authorities on matters such as:

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

In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for the ARLP Partnership’s coal. It is possible that new legislation or regulations may be adopted, or that existing laws or regulations may be differently interpreted or more stringently enforced, any of which could have a significant impact on the ARLP Partnership’s mining operations or its customers’ ability to use coal. For more information, please see risk factors described in Item 1A. “Risk Factors” below.

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

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations. Applications for permits require extensive engineering and data analysis and presentation, and must address a variety of environmental, health, and safety matters associated with a proposed mining operation. These matters include the manner and sequencing of coal extraction, the storage, use and disposal of waste and other substances and other impacts on the environment, the construction of water containment areas, and reclamation of the area after coal extraction. Meeting all requirements imposed by any of these authorities may be costly and time consuming, and may delay or prevent commencement or continuation of mining operations.

The permitting process for certain mining operations can extend over several years and can be subject to judicial challenge, including by the public. Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all. We cannot assure you that the ARLP Partnership will not experience difficulty or delays in obtaining mining permits in the future.

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

Mine Health and Safety Laws

Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act of 1969 (“CMHSA”) was adopted. The Federal Mine Safety and Health Act of 1977 (“FMSHA”), and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards of the CMHSA, and imposed extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters. The Mine Safety and Health Administration (“MSHA”) monitors and rigorously enforces compliance with these federal laws and regulations. In addition, most of the states where the ARLP Partnership operates also have state programs for mine safety and health regulation and enforcement. Federal and state safety and health regulations affecting the coal mining industry are perhaps the most comprehensive and rigorous system for protection of employee safety and have a significant effect on the ARLP Partnership’s operating costs. Although many of the requirements primarily impact underground mining, the ARLP Partnership’s competitors in all of the areas in which it operates are subject to the same laws and regulations.

The FMSHA has been construed as authorizing MSHA to issue citations and orders pursuant to the legal doctrine of strict liability, or liability without fault, and FMSHA requires imposition of a civil penalty for each cited violation. Negligence and gravity assessments, and other factors can result in the issuance of various types of orders, including orders requiring withdrawal from the mine or the affected area, and some orders can also result in the imposition of civil penalties. The FMSHA also contains criminal liability provisions. For example, criminal liability may be imposed upon corporate operators who knowingly and willfully authorize, order or carry out violations of the FMSHA, or its mandatory health and safety standards.

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

MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. Among these new proposed regulations is MSHA’s proposed rule titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.” The rule, which is currently in the comment phase, would require a 50% reduction in the allowable respirable coal mine dust exposure limits and require each operation to significantly increase the number of respirable coal mine dust samples taken. The rule would also increase oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine. MSHA also introduced an Emergency Temporary Standard in 2010 that required the application and continued maintenance of a significantly increased amount of rock dust throughout underground coal mines.

Subsequent to passage of the MINER Act, Illinois, Kentucky, Pennsylvania and West Virginia have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Other states may pass similar legislation in the future. Additionally, in 2010, the 111th Congress introduced federal legislation seeking to impose extensive additional safety and health requirements on coal mining. While the legislation was passed by the House of Representatives, the legislation was not voted on in the Senate and did not become law. On January 26, 2011, the same legislation was reintroduced in the 112th Congress by Senators Jay Rockefeller (D-W.Va.), Tom Harkin (D-Iowa), Patty Murray (D-Wash.) and Joe Manchin III (D-W.Va.).

Although the ARLP Partnership is unable to quantify the full impact, implementing and complying with these new state and federal safety laws and regulations have had, and are expected to continue to have, an adverse impact on its results of operation and financial position.

Black Lung Benefits Act

The Federal Black Lung Benefits Act (“BLBA”) requires businesses that conduct current mining operations to make payments of black lung benefits to coal miners with black lung disease and to some survivors of a miner who dies from this disease. The BLBA levies a tax on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. For miners last employed as miners after 1969 and who are determined to have contracted black lung, the ARLP Partnership self-insures the potential cost of compensating such miners using its actuary estimates of the cost of present and future claims. The ARLP Partnership is also liable under state statutes for black lung claims. Congress and state legislatures regularly consider various items of black lung legislation, which, if enacted, could adversely affect the ARLP Partnership’s business, results of operations and financial position.

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

The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, includes provisions, retroactive to 2005, which would (1) provide an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim, without requiring proof that the death was due to pneumoconiosis, or black lung, and (2) establish a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. This legislation has had and is expected to have an adverse impact on our results of operation and financial position.

Workers’ Compensation

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

Surface Mining Control and Reclamation Act

The Federal Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. Although the ARLP Partnership has minimal surface mining activity and no mountaintop removal mining activity, SMCRA nevertheless requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of its mining activities.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The tax for surface-mined and underground-mined coal is $0.315 per ton and $0.135 per ton, respectively. The ARLP Partnership has accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Please read “Item 8. Financial Statements and Supplementary Data.—Note 17. Asset Retirement Obligations.” In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage (“AMD”) control on a statewide basis.

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

The Office of Surface Mining Reclamation (“OSM”) published in November 2009, an Advance Notice of Proposed Rulemaking and announced its intent to revise the Stream Buffer Zone (“SBZ”) rule published in December 2008. The SBZ rule prohibits mining disturbances within 100 feet of streams if there would be a negative effect on water quality. OSM intends to propose a series of Stream Protection Rules in 2011 and will finalize those rules in 2012. The ARLP Partnership is unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities near streams, and additional enforcement actions. In addition, Congress has proposed, and may in the future propose, legislation to restrict the placement of mining material in streams. The requirements of the revised SBZ Rule or future legislation, if adopted, will likely be stricter than the prior SBZ Rule and may adversely affect the ARLP Partnership’s business and operations.

Bonding Requirements

Federal and state laws require bonds to secure the ARLP Partnership’s obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to pay certain black lung claims, and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for the ARLP Partnership and for its competitors to secure new surety bonds without the posting of partial collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to the ARLP Partnership. It is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral upon those renewals. The ARLP Partnership’s failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on its ability to produce coal, which could affect its profitability and cash flow.

As of December 31, 2010, the ARLP Partnership had approximately $68.4 million in surety bonds outstanding to secure the performance of its reclamation obligations.

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining operations. The CAA directly impacts the ARLP Partnership coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities. There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and any additional measures required under the laws, as well as regulations promulgated by the U.S. Environmental Protection Agency (“EPA”) will make it more costly to operate coal-fired power plants and could make coal a less attractive fuel alternative in the planning and building of power plants in the future. A significant reduction in coal’s share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.

The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels. In 2010, the ARLP Partnership sold 91.5% of its total tons to electric utilities, of which 93.5% was sold to utility plants with installed pollution control devices.

The EPA has promulgated rules, referred to as the “Nitrogen Oxide SIP Call,” that, among other things, require coal-fired power plants in 21 eastern states and Washington D.C. to make substantial reductions in nitrogen oxide emissions in an effort to reduce the impacts of ozone transport between states. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it more costly to operate coal-fired power plants, potentially making coal a less attractive fuel.

Additionally, in March 2005, the EPA issued the final Clean Air Interstate Rule (“CAIR”) which would have permanently capped nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. Similarly, in March 2005, the EPA finalized the Clean Air Mercury Rule (“CAMR”), which established a two-part, nationwide cap on mercury emissions from coal-fired power plants beginning in 2010. The CAIR and CAMR rules were both the subject of successful legal challenges, however, which have rendered the future of these rules uncertain. On February 8, 2008, the D.C. Circuit Court of Appeals vacated the CAMR rule for further consideration by the EPA. The court established a deadline of November 2011 for the EPA to issue a final rule requiring Maximum Achievable Control Technology standards (“MACT”) for power plants, which are likely to impose stricter limitations on mercury emissions from power plants than the vacated CAMR. The EPA has stated that it intends to propose air toxics standards for coal- and oil-fired electric generating units by March 10, 2011. In addition, on July 11, 2008, the D.C. Circuit Court of Appeals vacated the CAIR, but on petition for rehearing, the court retracted its vacatur and remanded the rule to the EPA for further consideration. This remand has the effect of leaving the rule in place while the EPA evaluates possible changes to the rule to correct the defects identified in the court’s original opinion. Also, the EPA expects to issue a final “Transport Rule”, which sets a pollution limit on nitrogen oxide and sulfur dioxide emissions in 31 states and the District of Columbia, in Spring 2011. Under the proposed Transport Rule, some coal-fired power plants might be required to install additional pollution control equipment which could lead to decreased demand for low-sulfur coal. Also, on April 29, 2010, the EPA proposed new MACT for several classes of boilers and process heaters, including large coal-fired boilers and process heaters, which would require significant reductions in the emission of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. Certain states have adopted or proposed mercury control regulations that are more stringent than the federal requirements. The Obama Administration has also indicated a desire to negotiate an international treaty to reduce mercury pollution. More stringent regulation of mercury or other emissions by the EPA, state regulators, Congress, or pursuant to an international treaty may decrease the future demand for coal, but the ARLP Partnership is unable to predict the magnitude of any such impact with any reasonable degree of certainty.

The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the national ambient air quality standards (“NAAQS”) should be revised. Pursuant to this process, the EPA adopted more stringent NAAQS for fine particulate matter ozone, nitrogen oxide and sulfur dioxide. As a result, some states will be required to amend their existing state implementation plans (“SIPs”) to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in “attainment” but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. In July 2009, the U.S. Court of Appeals for the District of Columbia vacated part of a rule implementing the ozone NAAQS and remanded certain other aspects of the rule to the EPA for further consideration. Notwithstanding the decision, we expect that additional emissions control requirements may be imposed on new and expanded coal-fired power plants and industrial boilers in the years ahead. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and nitrogen oxides, which are precursors to ozone formation, the ARLP Partnership’s mining operations and its customers could be affected when the new standards are implemented by the applicable states.

A regional haze program initiated by the EPA to protect and to improve visibility at and around national parks, national wilderness areas and international parks may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations.

The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the new source review provisions of the CAA. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the new source review program. Several of these lawsuits have settled, but others remain pending, and still more lawsuits may be filed. Depending on the ultimate resolution of these cases, demand for coal could be affected.

Carbon Dioxide Emissions

Combustion of fossil fuels, such as the coal the ARLP Partnership produces, results in the emission of carbon dioxide, which is considered a “greenhouse gas” or “GHG.” Future regulation of greenhouse gas emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by the EPA. President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of greenhouse gases and Congress has recently considered various proposals to reduce greenhouse gas emissions and it is possible federal legislation could be adopted in the future. Many states and regions have adopted greenhouse gas initiatives and certain governmental bodies, including the State of California, have or are considering the imposition of fees or taxes based on the emission of greenhouse gases by certain facilities, including coal-fired electric generating facilities. Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted which would have an adverse effect on the ARLP Partnership’s operations.

Even in the absence of new federal legislation, the EPA has begun to regulate greenhouse gas emissions pursuant to the CAA based on the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts v. EPA that the EPA has authority to regulate greenhouse gas emissions.

In 2009, the EPA issued a final rule declaring that greenhouse gas emissions, including carbon dioxide and methane, endanger public health and welfare and that greenhouse gases emitted by motor vehicles contribute to that endangerment (“Endangerment Finding”). Several groups have filed petitions asking the EPA to reconsider the Endangerment Finding. Further, several groups have filed petitions asking the United States Court of Appeals for the District of Columbia Circuit to review the legality of the EPA’s Endangerment Finding.

In May 2010, the EPA issued its final “tailoring rule” for greenhouse gas emissions, a policy aimed at shielding small emission sources from Clean Air Act permitting requirements. The EPA’s rule phases in various greenhouse-gas-related permitting requirements beginning in January 2011. Until June 30, 2011, facilities that must already obtain New Source Review permits for other pollutants will be required to include greenhouse gases in their permits if they increase their emissions of the gases by at least 75,000 tons of carbon dioxide equivalent per year. Beginning July 1, 2011, the EPA will extend these requirements to new construction projects that emit at least 100,000 tons per year of greenhouse gases and existing facilities that increase their emissions by at least 75,000 tons per year. Sources that are “smaller,” those with emissions of less than 50,000 tons of greenhouse gases per year, will not be regulated until at least April 30, 2016, and may in fact be permanently excluded from the permitting requirements. In December 2010, the EPA issued its plan to update pollution standards for fossil fuel power plants and petroleum refineries. The EPA has stated that it intends to propose standards for power plants in July 2011 and for refineries in December 2011 and will issue final standards in May 2012 and November 2012, respectively. Lawsuits challenging the tailoring rule have already been brought, and as a result of such challenges, the rule may be modified or vacated in whole or in part. On June 28, 2010, the EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule requiring all stationary sources that emit more than 25,000 tons of greenhouse gases per year to collect and report to the EPA data regarding such emissions. This rule affects many of the ARLP Partnership’s customers, as well as additional source categories, including all underground mines subject to quarterly methane sampling by MSHA. Underground mines subject to this rule, including the ARLP Partnership’s, were required to begin monitoring greenhouse gas emissions on January 1, 2011 and must begin reporting to the EPA on March 31, 2012.

There have been an increasing number of protests of and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to greenhouse gas emissions. For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with greenhouse gas emissions from these plants under future laws limiting the emissions of carbon dioxide. In addition, several permits issued to new coal-fueled power plants without limits on greenhouse gas emissions have been appealed to the EPA’s Environmental Appeals Board. In addition, over 30 states have currently adopted mandatory “renewable portfolio standards,” which require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect the ARLP Partnership’s current and prospective customers, they may reduce the demand for coal-fired power, and may affect long-term demand for its coal. Finally, a federal appeals court has allowed a lawsuit pursuing federal common law claims to proceed against certain utilities on the basis that they may have created a public nuisance due to their emissions of carbon dioxide, while a second federal appeals court dismissed a similar case on procedural grounds. In the former case, the U.S. Supreme Court has agreed to hear the appeal of the lower court’s decision.

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

The U.S. Army Corps of Engineers (“Corps of Engineers”) maintains two permitting programs under CWA Section 404 for the discharge of dredged or fill material: one for “individual” permits and a more streamlined program for “general” permits. The ARLP Partnership’s coal mining operations typically require such permits to authorize activities such as the creation of slurry ponds and stream impoundments. Although the CWA has long authorized the EPA to review Section 404 permits issued by the Corps of Engineers, the EPA has only recently begun reviewing Section 404 permits issued by the Corps of Engineers for coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

For instance, even though the State of West Virginia has been delegated the authority to issue permits for coal mines in that state, the EPA is taking a more active role in its review of National Pollutant Discharge Elimination System (“NPDES”) permit applications for coal mining operations in Appalachia. The EPA has stated that it plans to review all applications for NPDES permits. Indeed, interim final guidance issued by the EPA on April 1, 2010, encourages EPA Regions 3, 4 and 5 to (1) object to the issuance of state program NPDES permits where the Region does not believe that the proposed permit satisfies the requirements of the CWA, and (2) exercise a greater degree of oversight with regard to state issued general Section 404 permits.

In addition, on April 1, 2010, the EPA issued a guidance document on water quality requirements for coal mines in Appalachia. This guidance follows up on the June 11, 2009 Enhanced Coordination Process Memoranda for the issuance of Section 404 permits whereby the EPA undertook a new level of review of 404 permits than it had previously undertaken. Ultimately, the EPA identified 79 coal-related applications for 404 permits that would need to go through that process. The EPA’s actions in issuing the Enhanced Coordination Process Memoranda and the guidance are being challenged in a lawsuit pending before the U.S. District Court for the District of Columbia in a case captioned National

Mining Assoc. v. U.S. Environmental Protection Agency. In a ruling issued on January 18, 2011, the District Court held that these measures “are legislative rules that were adopted in violation of notice and comment requirements.” The court would not grant the motion for a preliminary injunction to enjoin further use of these measures but also refused to dismiss the Complaint as the EPA had sought.

Not only is the EPA reviewing new permits before they are issued, the EPA on January 14, 2011 exercised its “veto” power to withdraw or restrict the use of previously issued permits in connection with the Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action is the first time that such power was exercised with regard to a previously permitted coal mining project.

These initiatives have extended the time required to obtain some permits required for coal mining and have caused the costs of obtaining and complying with those permits to increase substantially. It is possible that some of the ARLP Partnership’s projects may not be able to obtain these permits or may experience delays in securing, utilizing or renewing permits because of the manner in which these rules are being interpreted and applied.

Total Maximum Daily Load (“TMDL”), regulations under the CWA, establish a process to calculate the maximum amount of a pollutant that a water body can receive and still meet state water quality standards, and to allocate pollutant loads among the point and non-point pollutant sources discharging into that water body. This process applies to those waters that states have designated as impaired (i.e., as not meeting present water quality standards). Industrial dischargers, including coal mines, will be required to meet new TMDL allocations for these stream segments. The adoption of new TMDL-related allocations for the ARLP Partnership’s coal mines could require more costly water treatment and could adversely affect its coal production.

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

On June 21, 2010, the EPA released a proposed rule to regulate the disposal of certain coal combustion by-products (“CCB”). The proposed rule sets forth two proposed very different approaches for regulating CCB under RCRA. The first option calls for regulation of CCB as a hazardous waste under Subtitle C, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option utilizes Subtitle D, which gives the EPA authority to set performance standards for waste management facilities and would be enforced primarily through citizen suits. The proposal leaves intact the Bevill exemption for beneficial uses of CCB. If CCB is not classified as hazardous waste, it is not anticipated that regulation of CCB will have any material effect on the amount of coal used by electricity generators. However, if CCB were re-classified as hazardous waste, regulations would likely restrict ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase the ARLP Partnership’s customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCB, including coal ash, may lead to material liability to the ARLP Partnership’s customers under RCRA or other federal or state laws and potentially reduce the demand for coal. Although it is not currently possible to predict how such regulations would impact the ARLP Partnership’s operations or those of its customers, the regulation of CCB as hazardous waste could result in increased disposal and compliance costs, which could result in decreased demand for its products.

Other Environmental, Health And Safety Regulation

In addition to the laws and regulations described above, the ARLP Partnership is subject to regulations regarding underground and above ground storage tanks in which it may store petroleum or other substances. Some monitoring equipment that it uses is subject to licensing under the Federal Atomic Energy Act. Water supply wells located on the ARLP Partnership’s properties are subject to federal, state, and local regulation. In addition, the ARLP Partnership’s use of explosives is subject to the Federal Safe Explosives Act (“SEA”). The ARLP Partnership is also required to comply with the Safe Drinking Water Act, the Toxic Substance Control Act, and the Emergency Planning and Community Right-to-Know Act. The costs of compliance with these regulations should not have a material adverse effect on the ARLP Partnership’s business, financial condition or results of operations.

Employees

To conduct its operations, the ARLP Partnership, as of February 1, 2011, employed 3,558 full-time employees, including 3,352 employees involved in active mining operations, 71 employees in other operations, and 135 corporate employees. The ARLP Partnership’s work force is entirely union-free. The ARLP Partnership believes that relations with its employees are generally good. We do not have any employees of our own.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into an amended and restated administrative services agreement (the “Administrative Services Agreement”) with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP. The Administrative Services Agreement superseded the administrative services agreement signed in connection with our initial public offering in 2006. Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates. We reimburse the ARLP Partnership for services rendered for us by those employees as provided under the Administrative Services Agreement. We paid the ARLP Partnership $0.3 million under this agreement for the year ended December 31, 2010. Please read “Item 13—Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

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

Certain current and former members of management and their affiliates currently own 79.41% of our units. Sales by any of our existing unitholders of a substantial number of our common units in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

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

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly-traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

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

The equity markets in general are subject to volatility that may be unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common units. In addition, potential investors may be deterred from investing in our common units for various reasons, including the very limited number of publicly-traded entities whose assets consist almost exclusively of partnership interests in a publicly-traded partnership. The lack of liquidity may also contribute to significant fluctuations in the market price of our common units and limit the number of investors who are able to buy our common units.

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

Mr. Craft, the president and chief executive officer of both our general partner and ARLP’s managing general partner, controls ARLP’s managing general partner, indirectly owns SGP and owns or controls 43.24% of ARLP’s common units. Mr. Craft also currently holds, directly or indirectly or may be deemed to be the beneficial owner of, 79.41% of our common units. These interests give Mr. Craft substantial control over our and ARLP’s business and operations and the ability to control the outcome of many matters that require unitholder approval. Mr. Craft is not restricted from disposing of all or a part of his equity interests in our general partner, in ARLP’s managing general partner or in ARLP’s special general partner.

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

Global economic conditions or economic conditions in any of the industries in which the ARLP Partnership customers operate as well as sustained uncertainty in financial markets may have material adverse impacts on its business and financial condition that it currently cannot predict.

During the latter half of 2007 as well as throughout much of 2008 and 2009, financial markets in the U.S., Europe and Asia experienced a period of volatility and declines in security prices, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government and other governments. While national and global economies have more recently exhibited signs of improvement, the re-emergence of weakness in the U.S. or global economies, in any of the industries the ARLP Partnership serves or in the financial markets, could materially adversely affect its business and financial condition. For example:

•

the demand for electricity in the U.S. may not fully recover or may decline if economic conditions deteriorate, which may negatively impact the revenues, margins and profitability of the ARLP Partnership’s business;

•	any inability of the ARLP Partnership’s customers to raise capital could adversely affect its ability to honor its obligations to us; and

•

ARLP Partnership’s future ability to access the capital markets may be restricted as a result of future economic conditions which could materially impact the ARLP Partnership’s ability to grow its business, including development of its coal reserves.

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

The domestic electric utility industry accounts for approximately 90% of domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy. For example, the relatively low price of natural gas in 2010 resulted, in some instances, in utilities increasing natural gas consumption while decreasing coal consumption. Future environmental regulation of greenhouse gas emissions could accelerate the use by utilities of fuels other than coal. In addition, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for the ARLP Partnership’s coal. A number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources in generating a certain percentage of power. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact the ARLP Partnership’s results of operations and reduce its cash available for distribution.

The stability and profitability of the ARLP Partnership’s operations could be adversely affected if its customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

A substantial decrease in the amount of coal sold by the ARLP Partnership pursuant to long-term contracts would reduce the certainty of the price and amounts of coal sold and subject the ARLP Partnership’s revenue stream to increased volatility. If that were to happen, changes in spot market coal prices would have a greater impact on the ARLP Partnership’s results, and any decreases in the spot market price for coal could adversely affect its profitability and cash flow. In 2010, the ARLP Partnership sold approximately 92.4% of its sales tonnage under contracts having a term greater than one year, which it refers to as long-term contracts. Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions may make it more difficult for the ARLP Partnership to enter into long-term contracts with its electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, the ARLP Partnership may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire.

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

Several of the ARLP Partnership’s long-term contracts also contain provisions that allow the customer to suspend or terminate performance under the contract upon the occurrence or continuation of certain events that are beyond the customer’s reasonable control. Such events may include labor disputes, mechanical malfunctions and changes in government regulations, including changes in environmental regulations rendering use of the ARLP Partnership’s coal inconsistent with the customer’s environmental compliance strategies. In the event of early termination of any of the ARLP Partnership’s long-term contracts, if the ARLP Partnership is unable to enter into new contracts on similar terms, its business, financial condition and results of operations could be adversely affected.

Extensive environmental laws and regulations affect coal consumers, and have corresponding effects on the demand for the ARLP Partnership’s coal as a fuel source.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of the ARLP Partnership’s coal. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. A substantial portion of the ARLP Partnership’s coal has a high-sulfur content, which may result in increased sulfur dioxide emissions when combusted. Accordingly, these laws and regulations may affect demand and prices for the ARLP Partnership’s low- and high-sulfur coal. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. In addition, the EPA has proposed a rule that could result in regulation of CCB as a hazardous waste. As a result of these current and proposed laws, regulations and regulatory initiatives, electricity generators may elect to switch to other fuels that generate less of these emissions or by-products, further reducing demand for the ARLP Partnership’s coal. Please read “Item 1. Business—Regulation and Laws—Air Emissions,” “—Carbon Dioxide Emissions” and “—Hazardous Substances and Wastes.”

Increased regulation of greenhouse gas emissions could result in increased operating costs and reduced demand for coal as a fuel source, which could reduce demand for the ARLP Partnership’s products, decrease its revenues and reduce its profitability.

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes, and the EPA has begun to regulate greenhouse gas emissions pursuant to the CAA. In addition, it is possible federal legislation could be adopted in the future to restrict greenhouse gas emissions, as President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of greenhouse gases and Congress has recently considered various proposals to reduce greenhouse gas emissions. Many states and regions have adopted greenhouse gas initiatives. Also, there have been an increasing number of protests of, and challenges to, the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to greenhouse gas emissions. Please read “Item 1. Business—Regulation and Laws—Air Emissions” and “—Carbon Dioxide Emissions.”

Future international, federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with coal consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs for coal consumption could result in reduced demand for coal and some customers switching to alternative sources of fuel, which could have a material adverse effect on the ARLP Partnership’s business, financial condition, and results of operations. In addition, the increased difficulty or inability of the ARLP Partnership’s customers to obtain permits for construction of new or expansion of existing coal-fired power plants could adversely affect demand for its coal and have an adverse effect on its business and results of operation.

Plaintiffs in recent federal court litigation have attempted to pursue tort claims based on the alleged effects of climate change.

In 2004, eight states and New York City sued five electric utility companies in Connecticut v. American Electric Power Co., Civ. No. 04 CV 05669 (S.D.N.Y.). These defendants were chosen as allegedly the five largest carbon dioxide emitters in the U.S., through their fossil-fuel-fired electric power plants. Invoking the federal and state common law of public nuisance, plaintiffs sought an injunction requiring defendants to abate their contribution to the nuisance of climate change by capping carbon dioxide emissions and then reducing them. Plaintiffs sued both on their own behalf to protect state-owned property and on behalf of their citizens and residents to protect public health and well-being. On September 21, 2009, on appeal of the trial court’s dismissal of the case, the Second Circuit issued a ruling holding that the district court erred in dismissing the complaints on political question grounds, that all of the plaintiffs have standing and that plaintiffs validly stated claims under the federal common law on nuisance. In December 2010, the U.S. Supreme Court granted the petition for certiorari filed by the defendants and therefore could determine in this case whether companies accused of emitting greenhouse gases can be held liable under public nuisance laws.

Proliferation of successful climate change litigation could adversely impact demand for the ARLP Partnership’s coal and ultimately have a material adverse effect on its business, financial condition and results of operations.

The ARLP Partnership depends on a few customers for a significant portion of its revenues, and the loss of one or more significant customers could affect its ability to maintain the sales volume and price of the coal it produces.

During 2010, the ARLP Partnership derived approximately 29.2% of its total revenues from two customers and at least 10.0% of its 2010 total revenues from each of the two. If the ARLP Partnership were to lose either of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from the ARLP Partnership, it could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

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

During September 2010, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2010. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 60-day waiting period for business interruption and a $10 million overall aggregate deductible. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

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

The ARLP Partnership is subject to numerous and comprehensive federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Certain of these laws and regulations may impose joint and several strict liability without regard to fault or legality of the original conduct. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations. Complying with these laws and regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new laws or regulations may be adopted, or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, that could materially affect the ARLP Partnership’s mining operations, cash flow, and profitability, either through direct impacts on the ARLP Partnership’s existing mining operations, or indirect impacts that discourage or limit the ARLP Partnership’s customers’ use of coal. Please read “Item 1. Business—Regulations and Laws”

Congress and several state legislatures (including those in Illinois, Kentucky, West Virginia and Pennsylvania) have passed new laws addressing mine safety practices and imposing stringent new mine safety and accident reporting requirements and increased civil and criminal penalties for violations of mine safety laws. Implementing and complying with these new laws and regulations has increased and will continue to increase the ARLP Partnership’s operational expense and to have an adverse effect on the ARLP Partnership’s results of operation and financial position. For more information, please read “Item 1. Business—Regulation and Laws—Mine Health and Safety Laws.”

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

The EPA has recently begun reviewing permits required for the discharge of overburden from mining operations under Section 404 of the CWA. Various initiatives by the EPA regarding these permits have increased the time required to obtain and the costs of complying with such permits. In addition, the EPA recently exercised its “veto” power to withdraw or restrict the use of previously issued permits in connection with one of the largest surface mining operations in Central Appalachia. As a result of these developments, the ARLP Partnership may be unable to obtain or experience delays in securing, utilizing or renewing Section 404 permits required for its operations, which could have an adverse effect on its results of operation and financial position. Please read “Item 1. Business—Regulations and Laws—Water Discharge.”

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

Despite recent improvements, financial markets remain volatile and persistent weaknesses continue to plague global economies. These conditions continue to negatively impact the debt and equity capital markets and could adversely impact the ARLP Partnership’s credit ratings or its ability to remain in compliance with the financial covenants under its current debt agreements, which in turn could have a material adverse effect on its financial condition, results of operations and cash flows. If the ARLP Partnership is unable to finance its growth and future expansions as expected, it could be required to seek alternative financing, the terms of which may not be attractive to it, or to revise or cancel its plans.

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

For these reasons, estimates of the recoverable quantities of coal attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenue and expenditures with respect to the ARLP Partnership’s reserves will likely vary from estimates, and these variations may be material. Any inaccuracy in the estimates of the ARLP Partnership’s reserves could result in higher than expected costs and decreased profitability.

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

The ARLP Partnership has long-term indebtedness, consisting of its outstanding senior unsecured notes, revolving credit facility and its term loan agreement. At December 31, 2010, the ARLP Partnership’s total long-term indebtedness outstanding was $704.0 million. The ARLP Partnership’s leverage may:

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

The ARLP Partnership is party to a number of legal proceedings incident to its normal business activities. There is the potential that an individual matter or the aggregation of multiple matters could have an adverse effect on the ARLP Partnership’s cash flows, results of operations or financial position. Please see “Item 8. Financial Statements and Supplementary Data—Note 20. Commitments and Contingencies” for further discussion.

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

Despite the fact that we and ARLP are limited partnerships under Delaware law, it is possible in certain circumstances for a publicly-traded partnership such as ARLP’s or ours to be treated as a corporation for federal income tax purposes. Although we do not believe, based upon ARLP’s current operations, that we or ARLP would be so treated, a change in ARLP’s business or our business could cause us or ARLP to be treated as a corporation for federal income tax purposes or otherwise subject us or ARLP to taxation as an entity.

In addition, current law may change, causing us or ARLP to be treated as a corporation for federal income tax purposes or otherwise subjecting us or ARLP to entity-level taxation. At the federal level, legislation has recently been considered that would have eliminated partnership tax treatment for certain publicly-traded partnerships. Although such legislation would not have appeared to apply to us or ARLP as considered, it could be reintroduced in a manner that does apply to us or ARLP. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If we or ARLP were subject to federal income tax as a corporation or any state were to impose a tax upon us or ARLP as an entity, the cash available for distribution to you would be reduced and the value of our common units or ARLP common units could be negatively impacted.

ARLP’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects ARLP to taxation as a corporation or otherwise subjects ARLP to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on ARLP. Likewise, our cash distributions to you will be reduced if we or ARLP is subjected to any form of such entity-level taxation.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly-traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

When we or ARLP issue additional units or engage in certain other transactions, ARLP determines the fair market value of its assets and allocates any unrealized gain or loss attributable to its assets to the capital accounts of ARLP’s unitholders and us. ARLP’s methodology may be viewed as understating the value of ARLP’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain ARLP unitholders and us, which may be unfavorable to such ARLP unitholders. Moreover, under ARLP’s valuation methods, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to ARLP’s intangible assets and a lesser portion allocated to ARLP’s tangible assets. The IRS may challenge ARLP’s valuation methods, or our or ARLP’s allocation of the Section 743(b) adjustment attributable to ARLP’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of ARLP’s unitholders.

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

The Obama administration has indicated a desire to eliminate certain key U.S. federal income tax provisions currently applicable to coal companies, including the percentage depletion allowance with respect to coal properties. No legislation with that effect has been proposed and elimination of those provisions would not impact the ARLP Partnership’s financial statements or results of operations. However, elimination of the provisions could result in unfavorable tax consequences for its unitholders and, as a result, could negatively impact its unit price.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A termination does not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby the IRS may allow a publicly-traded partnership that has technically terminated to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

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

Coal Reserves

The ARLP Partnership must obtain permits from applicable regulatory authorities before beginning to mine particular reserves. For more information on this permitting process, and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals.”

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

At December 31, 2010, the ARLP Partnership had approximately 697.4 million tons of coal reserves. All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below) and adhere to the standards described in U. S. Geological Survey (“USGS”) Circular 831 and USGS Bulletin 1450-B. For information on the locations of the ARLP Partnership’s mines, please read “Mining Operations” under “Item 1. Business.”

The following table sets forth reserve information, at December 31, 2010, about the ARLP Partnership’s mining operations:

			Proven and Probable Reserves
			Pounds S02 per MMBTU				Reserve Assignment		Reserve Control

Operations	Mine Type	Heat Content (BTUs per pound)	<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned	Owned	Leased
			(tons in millions)
Illinois Basin Operations
Dotiki (KY)	Underground	12,200	—	—	55.5	55.5	55.5	—	21.2	34.3
Warrior (KY)	Underground	12,600	—	—	113.9	113.9	65.2	48.7	24.9	89.0
Hopkins (KY)	Underground	12,200	—	—	38.1	38.1	23.0	15.1	8.1	30.0
	/ Surface	11,500	—	—	7.8	7.8	7.8	—	7.8	—
River View (KY)	Underground	11,600	—	—	128.5	128.5	128.5	—	12.6	115.9
Sebree (KY)	Underground	11,400	—	—	23.9	23.9	—	23.9	—	23.9
Pattiki (IL)	Underground	11,500	—	—	60.4	60.4	60.4	—	0.1	60.3
Gibson (North) (IN)	Underground	11,600	—	19.1	3.0	22.1	22.1	—	0.4	21.7
Gibson (South) (IN)	Underground	11,500	—	12.4	36.0	48.4	—	48.4	16.3	32.1

Region Total			—	31.5	467.1	498.6	362.5	136.1	91.4	407.2

Central Appalachian Operations
Pontiki (KY)	Underground	13,000	—	8.1	—	8.1	8.1	—	—	8.1
MC Mining (KY)	Underground	12,600	14.6	0.5	1.5	16.6	16.6	—	4.2	12.4

Region Total			14.6	8.6	1.5	24.7	24.7	—	4.2	20.5

Northern Appalachian Operations
Mettiki (MD)	Underground	13,200	—	2.1	5.9	8.0	8.0	—	—	8.0
Mountain View (WV)	Underground	13,200	—	5.1	6.9	12.0	12.0	—	—	12.0
Tunnel Ridge (PA/WV)	Underground	12,600	—	—	97.4	97.4	97.4	—	—	97.4
Penn Ridge (PA)	Underground	12,500	—	—	56.7	56.7	56.7	—	—	56.7

Region Total			—	7.2	166.9	174.1	174.1	—	—	174.1

Total			14.6	47.3	635.5	697.4	561.3	136.1	95.6	601.8

% of Total			2.1%	6.8%	91.1%	100.0%	80.5%	19.5%	13.7%	86.3%

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

Reserve estimates will change from time to time to reflect mining activities, additional analysis, new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors. Weir International Mining Consultants performed an audit of the ARLP Partnership’s reserves and calculation methods in August 2010.

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product. All of the ARLP Partnership’s reserves are steam coal, except for reserves at Mettiki that can be delivered to the steam or metallurgical markets. The 14.6 million tons of reserves listed as <1.2 pounds of SO2 per million British thermal units (“MMBTU”) are compliance coal under Phase II of CAA.

Assigned reserves are those reserves that have been designated for mining by a specific operation. Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation. British thermal units (“BTU”) values are reported on an as shipped, fully washed, basis. Shipments that are either fully or partially raw will have a lower BTU value.

The ARLP Partnership controls certain leases for coal deposits that are near, but not contiguous to, its primary reserve bases. The tons controlled by these leases are classified as non-reserve coal deposits and are not included in the ARLP Partnership’s reported reserves. These non-reserve coal deposits are as follows: Dotiki—6.3 million tons, Pattiki—4.8 million tons, Hopkins County Coal—3.1 million tons, River View—19.6 million tons, Sebree—1.2 million tons, Gibson (North)—2.5 million tons, Gibson (South)—5.6 million tons, Warrior—12.1 million tons, Mettiki—2.9 million tons; Tunnel Ridge—3.4 million tons, Penn Ridge—3.4 million tons, Pontiki—8.6 million tons, and 64.3 million tons of coal located near the River View complex, for total non-reserve coal deposits of 137.8 million tons.

The ARLP Partnership leases most of its reserves and generally has the right to maintain leases in force until the exhaustion of the mineable and merchantable coal located within the leased premises or a larger coal reserve area. These leases provide for royalties to be paid to the lessor at a fixed amount per ton or as a percentage of the sales price. Many leases require payment of minimum royalties, payable either at the time of the execution of the lease or in periodic installments, even if no mining activities have begun. These minimum royalties are normally credited against the production royalties owed to a lessor once coal production has commenced.

Mining Operations

The following table sets forth production and other data about the ARLP Partnership’s mining operations:

Operations	Location	Tons Produced			Transportation	Equipment
		2010	2009	2008
		(in millions)
Illinois Basin Operations
Dotiki	Kentucky	3.9	4.2	4.7	CSX, PAL, truck, barge	CM
Warrior	Kentucky	5.8	6.2	5.1	CSX, PAL, truck, barge	CM
Hopkins	Kentucky	3.3	4.0	4.0	CSX, PAL, truck, barge	CM, DL
River View	Kentucky	5.9	0.5	—	Barge	CM
Pattiki	Illinois	1.7	2.5	2.7	CSX, EVW, barge	CM
Gibson (North)	Indiana	3.1	3.3	3.8	CSX, NS, truck, barge	CM

Region Total		23.7	20.7	20.3

Central Appalachian Operations
Pontiki	Kentucky	0.9	1.1	1.5	NS, truck, barge	CM
MC Mining	Kentucky	1.4	1.5	1.7	CSX, truck, barge	CM

Region Total		2.3	2.6	3.2

Northern Appalachian Operations
Mettiki	Maryland	0.4	0.3	0.4	Truck, CSX	CM, CS
Mountain View	West Virginia	2.4	2.2	2.5	Truck, CSX	LW, CM
Tunnel Ridge	West Virginia	0.1	—	—	Barge	LW, CM

Region Total		2.9	2.5	2.9

TOTAL		28.9	25.8	26.4

CSX	-	CSX Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
LW	-	Longwall
EVW	-	Evansville Western Railroad
DL	-	Dragline with Stripping Shovel, Front End Loaders and Dozers
CS	-	Contour Strip

ITEM 3.	LEGAL PROCEEDINGS

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

On November 2, 2006 George W. Rector et al. (the “Plaintiffs”) filed a complaint in the Circuit Court of the Second Judicial Circuit of Illinois, in White County, Illinois, against the ARLP Partnership’s subsidiaries White County Coal, LLC, Alliance Properties, LLC and Alliance Coal, LLC (collectively the “Alliance Defendants”) asserting claims for breach of contract, breach of fiduciary duty and unjust enrichment. The Plaintiffs’ claims are based on their assertion that, as a result of assignments in 1977, 1978 and 1979 from the Plaintiffs’ or their predecessors to the Alliance Defendants’ predecessors, MAPCO Coal, Inc. and MAPCO Land & Development Corporation (collectively “MAPCO”), of certain coal leases, they are entitled to receive royalty payments on all coal mined previously or in the future from the property once affected by those leases as well as from other property in the area. The subject assignments were made in accordance with an agreement between Plaintiffs and MAPCO pursuant to which Plaintiffs reserved the right to receive an overriding royalty on coal mined under the assigned leases. Several years after MAPCO terminated a number of the assigned leases, the Alliance Defendants entered into new leases of some of the property previously covered by the assigned leases, and subsequently began mining in the area. The ARLP Partnership believes that Plaintiffs’ overriding royalty interest did not extend to any renewal of the subject leases or to any new lease covering the same property.

A bench trial of the case was concluded in November 2009. During November 2010, the court entered judgment for the Plaintiffs and awarded damages of $3.8 million comprising royalty payments through August 31, 2009 with prejudgment interest, plus royalties for the period of September 1, 2009 through the date of judgment (which total approximately $0.5 million, including prejudgment interest), and ordered the Alliance Defendants to pay royalties on coal mined in the future from property covered by the assigned leases. The Alliance Defendants have appealed the judgment to the Illinois Fifth District Appellate Court. The Plaintiffs’ cross-appealed claiming the court should have awarded them the present value of future royalties. Both appeals are pending. The ARLP Partnership continues to believe the Plaintiff’s claims are without merit. The ARLP Partnership also believes that an adverse decision in this litigation, if any, would not have a material adverse effect on its business, financial position or results of operations.

On April 24, 2006, the ARLP Partnership was served with a complaint from Mr. Ned Comer, et al. (the “Plaintiffs”) alleging that approximately 40 oil and coal companies, including the ARLP Partnership, (the “Defendants”) is liable to the Plaintiffs for tortuously causing damage to Plaintiffs’ property in Mississippi. The Plaintiffs allege that the Defendants’ greenhouse gas emissions caused global warming and resulted in the increase in the destructive capacity of Hurricane Katrina. On August 30, 2007, the trial court dismissed the Plaintiffs’ complaint. On September 17, 2007, Plaintiffs filed a notice of appeal of that dismissal to the U.S. Court of Appeals for the Fifth Circuit. On October 16, 2009, the Fifth Circuit overturned the trial court’s dismissal of the Plaintiffs’ private nuisance, trespass and negligence claims, finding Article III constitutional standing and no political question. The Fifth Circuit remanded these claims to the trial court for further proceedings. By order filed February 26, 2010, the Fifth Circuit granted the Defendants’ petition for rehearing en banc and, on May 28, 2010, dismissed the appeal. The Plaintiffs’ petitioned the U.S. Supreme Court to issue a Writ of Mandamus ordering the Fifth Circuit to reinstate the appeal, which the Supreme Court denied on January 10, 2011, effectively ending the litigation. As a result, this complaint will not have an adverse effect on the ARLP Partnership’s business, financial position or results of operations. If, however, tort claims brought in other cases against corporate defendants for liability arising from greenhouse gas emissions are successful, demand for the ARLP Partnership’s coal could be adversely impacted.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners’ interests are listed on the NASDAQ Global Select Market under the symbol “AHGP.” The common units began trading on May 10, 2006. On March 2, 2011, the closing market price for the common units was $54.77 per unit and there were 59,863,000 common units outstanding. There were approximately 7,237 record holders and beneficial owners (held in street name) of common units at December 31, 2010.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit
1st Quarter 2009	$18.88	$13.05	$0.415 (paid May 20, 2009)
2nd Quarter 2009	$23.74	$15.54	$0.4275 (paid August 19, 2009)
3rd Quarter 2009	$22.44	$18.12	$0.440 (paid November 19, 2009)
4th Quarter 2009	$29.09	$19.50	$0.4525 (paid February 19, 2010)
1st Quarter 2010	$34.89	$26.54	$0.465 (paid May 20, 2010)
2nd Quarter 2010	$36.00	$26.14	$0.4825 (paid August 19, 2010)
3rd Quarter 2010	$44.29	$33.13	$0.500 (paid November 19, 2010)
4th Quarter 2010	$49.50	$39.12	$0.5275 (paid February 18, 2011)

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

The transfer of assets from prior years described above was between entities under common control. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, the transfer of assets was accounted for at historical cost, in a manner similar to a pooling of interests.

Since we own MGP, our historical financial statements reflect the consolidated results of the ARLP Partnership. The amount of earnings of the ARLP Partnership allocated to its limited partners’ interests, not owned by us, is reflected as a noncontrolling interest in our consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as noncontrolling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly-traded partnership, amounts paid to Alliance Coal under an Administrative Services Agreement in addition to amounts paid to AGP under our partnership agreement.

Our historical financial data below were derived from the AHGP Partnership’s audited consolidated financial statements as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

(in millions, except per unit and per ton data)	Year Ended December 31,
	2010	2009	2008	2007	2006

Statements of Income
Sales and operating revenues:
Coal sales	$1,551.5	$1,163.9	$1,093.1	$960.3	$895.8
Transportation revenues	33.6	45.7	44.7	37.7	39.9
Other sales and operating revenues	24.6	21.0	18.3	35.0	31.5

Total revenues	1,609.7	1,230.6	1,156.1	1,033.0	967.2

Expenses:
Operating expenses (excluding depreciation, depletion and amortization)	1,009.9	797.6	801.9	685.1	627.8
Transportation expenses	33.6	45.7	44.7	37.7	39.9
Outside coal purchases	17.1	7.5	23.8	22.0	19.2
General and administrative	54.2	42.9	38.9	36.7	32.1
Depreciation, depletion and amortization	146.9	117.5	105.3	85.3	66.5
Gain from sale of coal reserves	—	—	(5.2)	—	—
Net gain from insurance settlement and other (1)	—	—	(2.8)	(11.5)	—

Total operating expenses	1,261.7	1,011.2	1,006.6	855.3	785.5

Income from operations	348.0	219.4	149.5	177.7	181.7
Interest expense (net of interest capitalized)	(30.1)	(30.8)	(22.1)	(11.6)	(12.2)
Interest income	0.2	1.1	3.7	1.7	3.0
Other income	0.9	1.2	0.9	1.4	0.9

Income before income taxes and cumulative effect of accounting change	319.0	190.9	132.0	169.2	173.4
Income tax expense (benefit)	1.7	0.7	(0.5)	1.7	3.0

Income before cumulative effect of accounting change	317.3	190.2	132.5	167.5	170.4
Cumulative effect of accounting change (2)	—	—	—	—	0.1

Net income	317.3	190.2	132.5	167.5	170.5
Income attributable to noncontrolling interests	(143.0)	(76.0)	(51.3)	(79.6)	(84.8)

Net income attributable to Alliance Holdings GP, L.P. (“AHGP”)	$174.3	$114.2	$81.2	$87.9	$85.7

Basic and diluted net income of AHGP per limited partner unit	$2.91	$1.91	$1.36	$1.47	$1.55

Distributions paid per limited partner unit	$1.90	$1.685	$1.3175	$1.03	$0.33785

Weighted average number of units outstanding-basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000	55,445,192

Balance Sheet Data:
Working capital	$350.8	$56.9	$240.8	$26.0	$37.2
Total assets	1,504.1	1,054.3	1,032.6	702.5	635.5
Long-term obligations (3)	704.2	422.5	440.8	137.1	127.5
Total liabilities (4)	1,046.9	731.6	741.5	384.6	386.3
Partners’ capital (4)	457.2	322.7	291.2	317.8	249.2
Other Operating Data:
Tons sold	30.3	25.0	27.2	24.7	24.4
Tons produced	28.9	25.8	26.4	24.3	23.7
Revenues per ton sold (5)	$52.02	$47.40	$40.86	$40.30	$38.00
Cost per ton sold (6)	$35.68	$33.92	$31.78	$30.11	$27.83
Other Financial Data:
Net cash provided by operating activities	$517.0	$280.8	$259.3	$241.6	$249.2
Net cash used in investing activities	(295.0)	(320.1)	(184.1)	(178.7)	(137.7)
Net cash provided by (used in) financing activities	96.1	(183.7)	169.7	(98.2)	(106.6)
EBITDA (7)	495.8	338.2	255.7	264.4	249.2
Maintenance capital expenditures (8)	90.5	96.1	77.7	76.3	67.8

(1)	Represents the net gain from the final settlement in 2007 with the ARLP Partnership’s insurance underwriters for claims relating to a fire at the Dotiki mine and a fire at MC Mining (“MC Mining Fire Incident”) and a realized gain in 2008 of $2.8 million on settlement of the ARLP Partnership’s claim against the third-party that provided security services at the time of the MC Mining Fire Incident.

(2)	Represents the cumulative effect of the accounting change attributable to the adoption of FASB ASC 718, Compensation-Stock Compensation, on January 1, 2006.

(3)	Long-term obligations include long-term portions of debt and capital lease obligations.

(4)	On January 1, 2009, we adopted FASB ASC 810-10-65 and 810-10-45-16, which amended accounting and reporting standards for noncontrolling ownership interests in subsidiaries. As a result of the adoption of the FASB ASC 810-10-65 and 810-10-45-16 amendments, noncontrolling ownership interest in consolidated subsidiaries is now presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests.

(5)	Revenues per ton sold are based on the total of coal sales and other sales and operating revenues divided by tons sold.

(6)	Cost per ton sold is based on the total of operating expenses, outside coal purchases and general and administrative expenses divided by tons sold.

(7)	EBITDA is a non-Generally Accepted Accounting Principles (“GAAP”) financial measure and is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, cumulative effect of accounting change, interest expense, interest income and depreciation, depletion and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following table presents a reconciliation of (a) GAAP “Cash Flows Provided by Operating Activities” to a non-GAAP EBITDA and (b) non-GAAP EBITDA to GAAP net income (in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Cash flows provided by operating activities	$517,025	$280,802	$259,311	$241,552	$249,239
Non-cash compensation expense	(4,051)	(3,582)	(3,931)	(3,925)	(4,112)
Asset retirement obligations	(2,579)	(2,678)	(2,827)	(2,419)	(2,101)
Coal inventory adjustment to market	(498)	(3,030)	(452)	(21)	(319)
Net gain (loss) on foreign currency exchange	(274)	653	—	—	—
Net gain (loss) on sale of property, plant and equipment	(234)	(136)	911	3,189	1,188
Gain on sale of coal reserves	—	—	5,159	—	—
Gain from insurance recoveries for property damage	—	—	—	2,357	—
Gain from insurance settlement proceeds received in a prior period	—	—	—	5,088	—
Loss on retirement of vertical hoist conveyor system	(1,204)	—	—	—	—
Other	(1,448)	(537)	(366)	(811)	(1,119)
Net effect of working capital changes	(42,555)	36,208	(19,971)	7,789	(5,802)
Interest expense, net	29,858	29,781	18,369	9,928	9,185
Income tax expense (benefit)	1,742	709	(480)	1,670	3,013

EBITDA	495,782	338,190	255,723	264,397	249,172
Depreciation, depletion and amortization	(146,881)	(117,524)	(105,278)	(85,310)	(66,497)
Interest expense, net	(29,858)	(29,781)	(18,369)	(9,928)	(9,185)
Income tax (expense) benefit	(1,742)	(709)	480	(1,670)	(3,013)
Cumulative effect of accounting change	—	—	—	—	112

Net income	$317,301	$190,176	$132,556	$167,489	$170,589

(8)	The ARLP Partnership’s maintenance capital expenditures, as defined under the terms of its partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of its capital assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our primary business objective is to increase our cash distributions to our unitholders by actively assisting ARLP in executing its business strategy. ARLP’s business strategy is to create sustainable, capital-efficient growth in available cash to maximize its distribution to its unitholders by:

•	expanding its operations by adding and developing mines and coal reserves in existing, adjacent or neighboring properties;

•	extending the lives of its current mining operations through acquisition and development of coal reserves using its existing infrastructure;

•	continuing to make productivity improvements to remain a low-cost producer in each region in which it operates;

•	strengthening its position with existing and future customers by offering a broad range of coal qualities, transportation alternatives and customized services; and

•	developing strategic relationships to take advantage of opportunities within the coal industry and MLP sector.

The ARLP Partnership

The ARLP Partnership is a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users. In 2010, its total coal production was 28.9 million tons and total coal sales were 30.3 million tons. The coal it produced in 2010 was approximately 8.0% low-sulfur coal, 20.7% medium-sulfur coal and 71.3% high-sulfur coal. The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

The ARLP Partnership operates nine underground mining complexes, and at December 31, 2010, had approximately 697.4 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. The ARLP Partnership believes it controls adequate reserves to implement its currently contemplated mining plans. The ARLP Partnership is constructing a new mining complex in West Virginia, and it also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. Please see “Item 1. Business—Mining Operations” for further discussion of the ARLP Partnership mines.

As discussed in more detail in “Item 1A. Risk Factors,” the ARLP Partnership’s results of operations could be impacted by prices for fuel, steel, explosives and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments. The ARLP Partnership’s results of operations also could be impacted by its ability to obtain and renew permits necessary for its operations, secure or acquire coal reserves, or find replacement buyers for coal under contracts with comparable terms to existing contracts. Moreover, the regulatory environment has grown increasingly more stringent in recent years. As outlined in “Item 1. Business—Regulation and Laws” a variety of measures taken by regulatory agencies in the U.S. and abroad in response to the perceived threat from climate change attributed to greenhouse gas emissions could substantially increase compliance costs for the ARLP Partnership and its customers and reduce demand for coal, which could materially and adversely impact the ARLP Partnership’s results of operations. For additional information regarding some of the risks and uncertainties that affect the ARLP Partnership’s business and the industry in which it operates, see “Item 1A. Risk Factors.”

The ARLP Partnership’s principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes. Unlike many of the ARLP Partnership’s competitors in the eastern U.S., it employs a totally union-free workforce. Many of the benefits of the ARLP Partnership’s union-free workforce are related to higher productivity and are not necessarily reflected in direct costs. In addition, while the ARLP Partnership does not pay its customers’ transportation costs, they may be substantial and are often the determining factor in a coal consumer’s contracting decision. The ARLP Partnership’s mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern U.S. The ARLP Partnership’s River View mine, Tunnel Ridge development project and Mt. Vernon transloading facility are located on the Ohio River, and as indicated in Item 2. “Properties”, most of the ARLP Partnership’s operations have access to barge facilities.

We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern U.S. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

•

Illinois Basin segment is comprised of Webster County Coal’s Dotiki mining complex, Gibson County Coal’s Gibson North mining complex, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior’s mining complex, River View’s mining complex, which initiated operations in 2009, the Sebree property, the Gibson South property and certain properties of Alliance Resource Properties and its wholly-owned subsidiary, ARP Sebree, LLC. The ARLP Partnership is in the process of permitting the Gibson South property and the Sebree property for future mine development. For more information on the permitting process, and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals.”

•	Central Appalachian segment is comprised of Pontiki’s and MC Mining’s mining complexes.

•

Northern Appalachian segment is comprised of Mettiki (MD)’s mining complex, Mettiki (WV)’s Mountain View mining complex, two small third-party mining operations, a mining complex currently under construction at Tunnel Ridge and the Penn Ridge property. In May 2010, incidental production began from mine development activities at Tunnel Ridge, however, longwall production is not anticipated until early 2012. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development. For more information on the permitting process, and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals.”

•

Other and Corporate segment includes ARLP Partnership and AHGP marketing and administrative expenses, the Matrix Group, the Mt. Vernon dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in MAC and certain properties of Alliance Resource Properties.

How the ARLP Partnership Evaluates its Performance

The ARLP Partnership’s management uses a variety of financial and operational measurements to analyze its performance. Primary measurements include the following: (1) salable tons produced per unit shift; (2) coal sales price per ton; (3) Segment Adjusted EBITDA Expense per ton; (4) EBITDA; and (5) Segment Adjusted EBITDA

Saleable Tons Produced Per Unit Shift. The ARLP Partnership reviews saleable tons produced per unit shift as part of its operational analysis to measure the productivity of its operating segments which is significantly influenced by mining conditions and the efficiency of its preparation plants. A discussion of mining conditions and preparation plant costs are found below under “—Analysis of Historical Results of Operations” and therefore provides implicit analysis of saleable tons produced per unit shift.

Coal Sales Price per Ton. The ARLP Partnership defines coal sales price per ton as total coal sales divided by tons sold. The ARLP Partnership reviews coal sales price per ton to evaluate marketing efforts and for market demand and trend analysis.

Segment Adjusted EBITDA Expense per Ton. The ARLP Partnership defines Segment Adjusted EBITDA Expense per ton as the sum of operating expenses, outside coal purchases and other income divided by total tons sold. The ARLP Partnership reviews segment adjusted EBITDA expense per ton for cost trends.

EBITDA. The ARLP Partnership defines EBITDA (a non-GAAP financial measure) as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, and depreciation, depletion and amortization. EBITDA is used as a supplemental financial measure by the ARLP Partnership’s management and by external users of its financial statements such as investors, commercial banks, research analysts and others, to assess:

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

Segment Adjusted EBITDA. The ARLP Partnership defines Segment Adjusted EBITDA (a non-GAAP financial measure) as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and corporate general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

Sources of the ARLP Partnership’s Revenues

In 2010, approximately 91.5% of the ARLP Partnership’s sales tonnage was consumed by electric utilities, with the balance shipped to third-party resellers, industrial consumers and cogeneration plants. In 2010, approximately 92.4% of the ARLP Partnership’s sales tonnage, including approximately 94.5% of its medium- and high-sulfur coal sales tonnage, was sold under long-term contracts. The balance of the ARLP Partnership’s sales was made in the spot market. The ARLP Partnership’s long-term contracts contribute to its stability and profitability by providing greater predictability of sales volumes and sales prices. In 2010, approximately 91.8% of the ARLP Partnership’s medium- and high-sulfur coal was sold to utility plants with installed pollution control devices. These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.

Health Care Reform

On March 23, 2010, President Obama signed into law the PPACA. Additionally, on March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. Implementation of the PPACA and the Health Care and Education Reconciliation Act (collectively, the “Health Care Act”) will result in comprehensive changes to health care in the U.S. Implementation of this legislation is planned to occur in phases, with standard plan changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

The Health Care Act has both short-term and long-term implications on benefit plan eligibility, coverage requirements, and benefit standards and limitations. In the short term, the ARLP Partnership’s health care costs are expected to increase due to raising the maximum age and easing of eligibility limitations for covered dependents. The Health Care Act also prevents the group health plan from limiting benefit payments for participants who meet or exceed annual or lifetime dollar limits per covered individual. The ARLP Partnership does not currently expect raising the maximum age and easing of eligibility limitations for covered dependents to significantly increase its annual health care costs beginning in 2011. In addition, the ARLP Partnership currently expects removing the lifetime maximum could have an additional impact on it that the ARLP Partnership is unable to reasonably estimate at this time. While historically few participants have reached the plan lifetime maximum limit of $1 million, future federal and state mandates are expected to impact large claims costs and make this a potentially greater risk in the future. In the long term, the ARLP Partnership plan’s health care costs are expected to increase for various reasons due to the Health Care Act, including the potential impact of an excise tax on “high cost” plans (beginning in 2018), among other standard requirements. The ARLP Partnership has chosen not to “grandfather” its health care plan as allowed under the Health Care Act. This decision allows the ARLP Partnership to make benefit modifications that encourage participants to use high value, lower cost medical care options such as on-site medical services, generic preferred medications, and urgent care centers instead of emergency rooms.

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

The Health Care Act also amended previous legislation related to coal workers’ pneumoconiosis, or black lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to the ARLP Partnership’s current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to the ARLP Partnership’s black lung obligation at December 31, 2010. This increase to the ARLP Partnership’s obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as the ARLP Partnership does not have sufficient information to determine what, if any, claims will be filed until regulations are issued.

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

The Dodd–Frank Act

On July 21, 2010, President Obama signed into law the Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd–Frank Act”). The Dodd–Frank Act gives regulators new resolution authority, creates a new council to monitor and address systemic risk, changes the mandate of the Federal Reserve, imposes significant new regulations on banking organizations, makes significant changes to the rules that affect the process of financing business enterprises and creates a new governmental authority, the Bureau of Consumer Financial Protection, to regulate retail financial products and services, among many other provisions.

The additional regulations imposed by the Dodd–Frank Act on financial institutions may result in increased costs associated with future borrowings and decreased availability of credit. However, we are presently unable to determine the significance of any potential increase in our borrowing costs or potential liquidity constraints, if any. The Dodd–Frank Act also requires public mining companies to report certain safety information regarding citations, penalties and pending legal actions in each periodic report filed with the SEC and to file current reports on Form 8-K for certain safety matters. We are continuing to evaluate the effect of the Dodd–Frank Act on the Partnership’s operations.

Analysis of Historical Results of Operations

2010 Compared with 2009

We reported net income of $317.3 million in 2010, an increase of 66.8% compared to net income of $190.2 million in 2009. This increase of $127.1 million was principally due to increased tons sold and improved contract pricing resulting in an average coal sales price of $51.21 per ton sold, as compared to $46.60 per ton sold in 2009. The ARLP Partnership sold 30.3 million tons and produced 28.9 million tons in 2010 compared to 25.0 million tons sold and 25.8 million tons produced in 2009. This increase in tons sold and produced primarily reflects increased production from the ARLP Partnership’s River View mine and resulted in higher operating expenses during 2010, particularly impacting materials and supplies expenses, sales-related expenses and labor and labor-related expenses. Expenses were further impacted by increased depreciation, depletion and amortization.

	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands)		(per ton sold)
Tons sold	30,295	24,975	N/A	N/A
Tons produced	28,860	25,838	N/A	N/A
Coal sales	$1,551,539	$1,163,871	$51.21	$46.60
Operating expenses and outside coal purchases	$1,027,013	$805,051	$33.90	$32.23

Coal sales. Coal sales increased 33.3% to $1.6 billion in 2010 from $1.2 billion in 2009. The increase of $387.6 million reflected the benefit of increased tons sold (contributing $247.9 million in coal sales) and higher average coal sales prices (contributing $139.7 million in additional coal sales). Average coal sales price increased $4.61 per ton sold in 2010 to $51.21 per ton compared to $46.60 per ton in 2009, primarily as a result of improved contract pricing across all regions.

Operating expenses. Operating expenses increased 26.6% to $1.0 billion in 2010 from $797.5 million in 2009 primarily due to record coal sales and production volumes. Increased River View production and Tunnel Ridge development combined to increase certain operating expenses $109.0 million during 2010 compared to 2009 and are generally included in the variances discussed further below. In addition to the impact of record volumes, operating expenses were impacted by various other factors, the most significant of which are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 1.0% to $10.97 per ton in 2010 from $11.08 per ton in 2009. The decrease of $0.11 per ton was primarily attributable to lower labor cost per ton resulting from production at the ARLP Partnership’s River View mine, a decrease in the cost of training new employees in the Illinois Basin and lower pension plan expense, partially offset by increased mine development labor at the ARLP Partnership’s Tunnel Ridge mine, heightened regulatory oversight, particularly at the Central Appalachian mines, and production disruptions at the Dotiki, Gibson and Pattiki mines during 2010;

•

Workers’ compensation expenses per ton produced decreased to $0.72 per ton in 2010 from $0.96 per ton in 2009. The decrease of $0.24 per ton primarily reflected favorable reserve adjustments in the fourth quarter of 2010 related to the ARLP Partnership’s annual actuary analysis for claims related to prior years, partially offset by a non-cash charge that resulted from a decrease in the discount rate from 5.27% at the end of 2009 to 4.70% at the end of 2010;

•

Material and supplies expenses per ton produced increased 9.7% to $10.55 per ton in 2010 from $9.62 per ton in 2009. The increase of $0.93 per ton resulted from increased costs for certain products and services, primarily roof support (increase of $0.22 per ton), outside services expenses (increase of $0.19 per ton), power and fuel used in the mining process (increase of $0.17 per ton), contract labor used in the mining process (increase of $0.12 per ton) and rock dust (increase of $0.09 per ton) in addition to the negative cost impact of heightened regulatory oversight;

•

Maintenance expenses per ton produced decreased 1.1% to $3.63 per ton in 2010 from $3.67 per ton in 2009. The decrease of $0.04 per ton resulted primarily from the benefit of newer equipment and increased production at the ARLP Partnership’s River View mining complex, partially offset by higher maintenance at the ARLP Partnership’s Mettiki mine reflecting increased longwall and continuous mining run days and higher maintenance costs associated with the ARLP Partnership’s mine development project at Tunnel Ridge;

•

Mine administration expenses increased $14.9 million in 2010 compared to 2009, primarily due to increased legal expenses and related contingency accruals, higher third-party product sales by Matrix Design and increased regulatory costs;

•

Contract mining expenses increased $5.6 million in 2010 compared to 2009. The increase primarily reflects the restart of a third-party mining operation in the Northern Appalachian region during February 2010 that was previously idled in May 2009 and increased production from other existing contract mining operations in Northern Appalachia, both in response to increased demand in the export coal market;

•

Production taxes and royalties (which were incurred as a percentage of coal sales or based on coal volumes) increased $0.48 per produced ton sold in 2010 compared to 2009, primarily as a result of increased average coal sales prices across all regions;

•

Operating expenses increased due to a reduction in coal inventory of 1.0 million tons in 2010 reflecting higher coal sales, in comparison to 2009 during which coal inventory increased 1.1 million tons; and

•

Operating expenses in 2010 included $1.2 million for the retirement of certain assets resulting from the failure of the vertical hoist conveyor system at the ARLP Partnership’s Pattiki mine. For more information, please read “Part II. Item 8. Financial Statements—Note 4. Pattiki Vertical Hoist Conveyor System Failure” of this Annual Report on Form 10-K.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC (in 2009 only), Matrix Design and other outside services. Other sales and operating revenues increased 17.2% to $24.6 million in 2010 from $21.0 million in 2009. The increase of $3.6 million was primarily attributable to increased Matrix Design product sales, partially offset by lower transloading revenues and decreased rock dust revenues reflecting the deconsolidation of MAC. For more information about MAC, please read “Part II. Item 8. Financial Statements—Note 13. Mid-America Carbonates” of this Annual Report on Form 10-K.

Outside coal purchases. Outside coal purchases increased to $17.1 million in 2010 from $7.5 million in 2009. The increase of $9.6 million was primarily attributable to an increase in outside coal purchases related to the Northern Appalachian region in response to improved demand in the export coal markets and increased coal brokerage activity partially offset by decreased outside coal purchases in the Central Appalachian region due to the lack of attractive sales opportunities in the coal spot markets that were available in the first quarter of 2009.

General and administrative. General and administrative expenses in 2010 increased to $54.2 million compared to $42.9 million in 2009. The increase of $11.3 million was primarily attributable to increased incentive compensation expense and retirement plan expense.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased to $146.9 million in 2010 compared to $117.5 million in 2009. The increase of $29.4 million was primarily attributable to additional depreciation expense associated with the ARLP Partnership’s River View mine in addition to continuing capital expenditures related to infrastructure improvements and efficiency projects.

Interest expense. Interest expense, net of capitalized interest, decreased to $30.1 million in 2010 from $30.8 million in 2009. The decrease of $0.7 million was principally attributable to reduced interest expense resulting from annual principal repayments made during August 2010 and 2009 of $18.0 million on the ARLP Partnership’s original senior notes issued in 1999, partially offset by increased interest expense for borrowings under the ARLP Partnership’s revolving credit facility during 2010, each of which is discussed in more detail below under “—Debt Obligations.”

Interest income. Interest income decreased to $0.2 million in 2010 from $1.1 million in 2009. The decrease of $0.9 million resulted from reduced interest income earned on short-term investments, which were substantially liquidated throughout 2009.

Transportation revenues and expenses. Transportation revenues and expenses each decreased to $33.6 million in 2010 from $45.7 million in 2009. The decrease of $12.1 million was primarily attributable to reduced tonnage in 2010 for which the ARLP Partnership arranged the transportation compared to 2009. The cost of transportation services are passed through to its customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income tax expense. Income tax expense increased to $1.7 million in 2010 from $0.7 million in 2009. The increase of $1.0 million was primarily due to higher net income in 2010 from the ARLP Partnership’s Matrix Design operation.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate and a third-party ownership interest in MAC (MAC in 2009 only). The noncontrolling interest designated as affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as non-affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The noncontrolling interest designated as MAC in 2009 represents a 50% third-party interest in MAC. The net income attributable to noncontrolling interest was $143.0 million and $76.0 million in 2010 and 2009, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above. For more information about MAC, please read “Item 8. Financial Statements—Note 13. Mid-America Carbonates” of this Annual Report on Form 10-K.

Segment Information. Our 2010 Segment Adjusted EBITDA increased 44.3% to $550.0 million from 2009 Segment Adjusted EBITDA of $381.1 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2010	2009
Segment Adjusted EBITDA
Illinois Basin	$460,592	$315,542	$145,050	46.0%
Central Appalachia	36,714	41,149	(4,435)	(10.8)%
Northern Appalachia	46,702	15,552	31,150	(1)
Other and Corporate	5,989	9,192	(3,203)	(34.8)%
Elimination	—	(370)	370	(1)

Total Segment Adjusted EBITDA (2)	$549,997	$381,065	$168,932	44.3%

Tons sold
Illinois Basin	24,763	19,660	5,103	26.0%
Central Appalachia	2,221	2,641	(420)	(15.9)%
Northern Appalachia	3,256	2,660	596	22.4%
Other and Corporate	55	14	41	(1)
Elimination	—	—	—	—

Total tons sold	30,295	24,975	5,320	21.3%

Coal sales
Illinois Basin	$1,176,275	$846,940	$329,335	38.9%
Central Appalachia	164,834	179,369	(14,535)	(8.1)%
Northern Appalachia	207,057	136,412	70,645	51.8%
Other and Corporate	3,373	1,150	2,223	(1)
Elimination	—	—	—	—

Total coal sales	$1,551,539	$1,163,871	$387,668	33.3%

Other sales and operating revenues
Illinois Basin	$1,357	$1,151	$206	17.9%
Central Appalachia	199	191	8	4.2%
Northern Appalachia	3,520	3,316	204	6.2%
Other and Corporate	41,359	38,832	2,527	6.5%
Elimination	(21,815)	(22,492)	677	3.0%

Total other sales and operating revenues	$24,620	$20,998	$3,622	17.2%

Segment Adjusted EBITDA Expense
Illinois Basin	$717,040	$532,549	$184,491	34.6%
Central Appalachia	128,318	138,412	(10,094)	(7.3)%
Northern Appalachia	163,876	124,176	39,700	32.0%
Other and Corporate	38,743	30,789	7,954	25.8%
Elimination	(21,815)	(22,122)	307	1.4%

Total Segment Adjusted EBITDA Expense (3)	$1,026,162	$803,804	$222,358	27.7%

(1)	Percentage increase or decrease was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, and depreciation, depletion and amortization. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the above explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses, which are discussed above under “—Analysis of Historical Results of Operations”, from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2010	2009
Segment Adjusted EBITDA	$549,997	$381,065
General and administrative	(54,215)	(42,875)
Depreciation, depletion and amortization	(146,881)	(117,524)
Interest expense, net	(29,858)	(29,781)
Income tax expense	(1,742)	(709)

Net income	$317,301	$190,176

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and, consequently, it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments. In the ARLP Partnership’s evaluation of EBITDA, which is discussed above under “—How We Evaluate Our Performance,” Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management of the ARLP Partnership to focus solely on the evaluation of segment operating performance as it primarily relates to operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2010	2009
Segment Adjusted EBITDA Expense	$1,026,162	$803,804
Outside coal purchases	(17,078)	(7,524)
Other income	851	1,247

Operating expense (excluding depreciation, depletion and amortization)	$1,009,935	$797,527

Illinois Basin – Segment Adjusted EBITDA increased 46.0% to $460.6 million in 2010 from $315.5 million in 2009. The increase of $145.1 million was primarily attributable to increased tons sold, which increased 26.0% to 24.8 million tons sold in 2010, as well as improved contract pricing resulting in a higher average coal sales price of $47.50 per ton during 2010 compared to $43.08 per ton in 2009. Coal sales increased 38.9% to $1.2 billion in 2010 compared to $846.9 million in 2009. The increase of $329.3 million primarily reflects increased sales from the ARLP Partnership’s River View mine (which commenced operations in August of 2009 and continued to expand production during 2010), increased sales from coal inventories in the region and the negative impact of weather disruptions in 2009 at the ARLP Partnership’s Dotiki, Warrior and Elk Creek mines, partially offset by production disruptions at its Dotiki, Gibson and Pattiki mines during 2010. Total Segment Adjusted EBITDA Expense in 2010 increased 34.6% to $717.0 million from $532.5 million in 2009 and increased $1.87 per ton sold to $28.96 from $27.09 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses as well as a $1.2 million loss on the retirement of certain assets related to the failure of the vertical hoist conveyor system at the ARLP Partnership’s Pattiki mine, the aforementioned production disruptions at the ARLP Partnership’s Dotiki, Gibson and Pattiki mines and increased sales from coal inventories in the region. For more information on the Pattiki mine, please read “Part II. Item 8. Financial Statements—Note 4. Pattiki Vertical Hoist Conveyor System Failure” of this Annual Report on Form 10-K.

Central Appalachia – Segment Adjusted EBITDA decreased $4.4 million, or 10.8%, to $36.7 million in 2010, compared to $41.1 million in 2009. The decrease was primarily the result of lower sales volumes due to the impact of heightened regulatory oversight, reduced coal demand in the spot market during 2010, lower clean coal recovery due to mining conditions and the continued impact of idling one mining unit at Pontiki beginning in July 2009, partially offset by improved contract pricing in 2010 that resulted in an increase in the average coal sales price of $6.28 per ton to $74.19 per ton in 2010, as compared to $67.91 per ton in 2009. Segment Adjusted EBITDA Expense per ton sold during 2010 increased to $57.76 compared to $52.41 per ton sold, an increase of $5.35 per ton sold, reflecting certain cost increases described above under consolidated operating expenses, as well as the impact of lower coal sales volumes and decreased coal production in response to lower spot market demand and lower productivity due to Pontiki’s transition from the depleted Pond Creek coal seam into the thinner Van Lear coal seam beginning in 2009. Although Segment Adjusted EBITDA Expense per ton sold increased, Segment Adjusted EBITDA Expense for 2010 decreased 7.3% to $128.3 million from $138.4 million in 2009 primarily as a result of lower coal sales offset in part by higher expenses per ton as described above.

Northern Appalachia – Segment Adjusted EBITDA increased to $46.7 million in 2010, compared to $15.6 million in 2009. The increase of $31.1 million was primarily attributable to a higher average sales price of $63.60 per ton sold in 2010 compared to $51.28 per ton sold in 2009, and a 22.4% increase in tons sold to 3.3 million tons in 2010, both resulting from improved demand in the export coal markets, as well as the benefit of increased production days and additional contract miner production. Segment Adjusted EBITDA Expense for 2010 increased 32.0% to $163.9 million from $124.2 million in 2009 and increased $3.66 on a per ton sold basis to $50.34 from $46.68 per ton sold, primarily as a result of higher coal sales volumes, higher costs associated with producing metallurgical quality coal, lower coal recoveries due to adverse geologic conditions, as well as other cost increases described above under consolidated operating expenses, including non-capitalized costs incurred related to the ARLP Partnership’s Tunnel Ridge mine development project.

Other and Corporate – Segment Adjusted EBITDA decreased to $6.0 million in 2010 from $9.2 million in 2009. The decrease of $3.2 million was primarily attributable to the impact of the deconsolidation of MAC effective January 1, 2010, lower EBITDA associated with Matrix Group safety equipment sales to the ARLP Partnership’s other subsidiaries (which are eliminated upon consolidation), a loss in 2010 compared to a gain in 2009 associated with United Kingdom (“UK”) currency previously held for equipment purchases from a UK supplier and lower Mt. Vernon outside transloading revenues and affiliate administrative service revenues, partially offset by higher EBITDA resulting from increased third-party safety equipment sales and services revenue at Matrix Design. Other sales and operating revenues increased 6.5% to $41.4 million for 2010 compared to $38.8 million for 2009. The increase of $2.6 million was primarily attributable to increased services revenue and sales of mine safety equipment by the Matrix Group. Segment Adjusted EBITDA Expense increased 25.8% to $38.7 million for 2010, primarily due to increased expenses associated with higher services revenue and safety equipment sales by the Matrix Group, higher coal brokerage expenses associated with increased brokerage coal sales offset in part by the impact of the deconsolidation of MAC mentioned above. For more information about MAC, please read “Part II. Item 8. Financial Statements – Note 13. Mid-America Carbonates” of this Annual Report on Form 10-K.

2009 Compared with 2008

We reported net income of $190.2 million in 2009, an increase of 43.5% compared to net income of $132.6 million in 2008. The increase of $57.6 million was principally due to improved contract pricing resulting in an average coal sales price of $46.60 per ton sold, compared to $40.23 per ton sold in 2008, partially offset by lower sales volumes and higher operating expense per ton sold in 2009. The ARLP Partnership had tons sold of 25.0 million and tons produced of 25.8 million in 2009 compared to 27.2 million tons sold and 26.4 million tons produced in 2008. Unplanned customer outages, contractual deferrals and weak spot market demand combined to reduce coal sales and production volumes in 2009 compared to 2008. In addition, the 2008 operating results included significant non-recurring gains of $9.9 million related to the sale of non-core coal reserves and the settlement of claims. Decreased operating expenses in the aggregate primarily reflected lower coal production and sales volumes, as well as reduced materials and supplies expenses, contract mining costs and other factors described below. The significant factors related to increased operating expense per ton are also included in our analysis below.

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

•

Operating expenses incurred in 2009 relating to the ARLP Partnership’s River View and Tunnel Ridge mine development projects increased $18.7 million over 2008. These expenses are generally included in the variances discussed above; and

•	2008 operating expenses benefited from a $1.9 million gain on settlement of claims relating to the vertical hoist conveyor incident at the ARLP Partnership’s Pattiki mine.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC, Matrix Design, and other outside services. Other sales and operating revenues increased 14.6% to $21.0 million in 2009 from $18.3 million in 2008. The increase of $2.7 million was primarily attributable to increased revenues from Matrix Design product sales and Mt. Vernon transloading revenues partially offset by decreases in ash disposal revenues and MAC product sales.

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

Interest expense. Interest expense, net of capitalized interest, increased to $30.8 million in 2009 from $22.1 million in 2008. The increase of $8.7 million was principally attributable to the increased interest expense resulting from the $350 million private placement completed in June 2008, partially offset by reduced interest expense resulting from annual principal repayments made during August 2009 and 2008 of $18.0 million on the ARLP Partnership’s senior notes issued in 1999. The 2008 financing activities are discussed in more detail below under “—Debt Obligations.”

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

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the above explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses, which are discussed above under “—Analysis of Historical Results of Operations”, from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2009	2008
Segment Adjusted EBITDA	$381,065	$294,580
General and administrative	(42,875)	(38,857)
Depreciation, depletion and amortization	(117,524)	(105,278)
Interest expense, net	(29,781)	(18,369)
Income tax (expense) benefit	(709)	480

Net income	$190,176	$132,556

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and, consequently, it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments. In the ARLP Partnership’s evaluation of EBITDA, which is discussed above under “—How We Evaluate Our Performance,” Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

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

Illinois Basin—Segment Adjusted EBITDA in 2009 increased 62.3% to $315.5 million from 2008 Segment Adjusted EBITDA of $194.4 million. The increase of $121.1 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $43.08 per ton in 2009 compared to $34.93 per ton in 2008. The benefit of higher average coal sales pricing was partially offset by reduced tons sold due to first quarter 2009 weather disruptions in western Kentucky, particularly at the Dotiki, Warrior and Elk Creek mines, as well as unplanned customer outages and weakness in the spot market during 2009. Total Segment Adjusted EBITDA Expense in 2009 increased 1.9% to $532.5 million from $522.6 million in 2008. The increase in 2009 Segment Adjusted EBITDA Expense compared to 2008 was primarily the result of cost increases described above under consolidated operating expenses, the impact of weather disruptions in 2009, in addition to the $1.9 million gain on settlement of claims relating to the Pattiki vertical hoist conveyor incident in 2008. Segment Adjusted EBITDA Expense per ton in 2009 increased $1.59 per ton to $27.09 per ton compared to 2008 Segment Adjusted EBITDA Expense of $25.50 per ton.

Central Appalachia—Segment Adjusted EBITDA in 2009 decreased 22.1% to $41.1 million compared to $52.8 million in 2008. The decrease was primarily the result of lower sales volumes due to contract deferrals and weak coal demand in the spot market during 2009, partially offset by improved contract pricing that resulted in an increase in the average coal sales price of $7.42 per ton to $67.91 per ton in 2009 compared to $60.49 per ton in 2008. Central Appalachia coal production was also impacted by the idling of one of four continuous mining units at Pontiki’s Van Lear mine, which reduced coal production by approximately 140,000 tons. Although lower coal sales volumes resulted in a 12.2% decrease in 2009 Segment Adjusted EBITDA Expense to $138.5 million from $157.6 million in 2008, Segment Adjusted EBITDA Expense per ton sold increased by $6.44 per ton in 2009 to $52.41 per ton, or 14.0% over 2008 Segment Adjusted EBITDA per ton of $45.97. The increase in the Segment Adjusted EBITDA Expense per ton resulted in part from decreased coal production primarily due to contractual deferrals, lower spot market demand and reduced clean coal recovery resulting partly from Pontiki’s transition from the depleted Pond Creek coal seam into the thinner Van Lear coal seam in 2009 in addition to cost per ton increases described above under consolidated operating expenses. Segment Adjusted EBITDA in 2008 benefited from the $2.8 million gain recognized on settlement of claims from the third-party that provided security services at the time of the MC Mining Fire Incident as discussed below under “—MC Mining Mine Fire.”

Northern Appalachia—Segment Adjusted EBITDA decreased 60.6% to $15.6 million in 2009 compared to $39.5 million in 2008. This decrease of $23.9 million was primarily the result of lower sales volumes reflecting reduced spot market sales and higher Segment Adjusted EBITDA Expense per ton sold in 2009 of $46.68 per ton, an increase of $5.15 per ton, or 12.4%, compared to $41.53 per ton in 2008. Increased Segment Adjusted EBITDA Expense per ton in 2009 resulted primarily from lower production which was impacted by increased longwall move days in 2009, increased longwall maintenance expense per ton, lower clean coal recovery due to mining conditions and a curtailment of third-party mining operations in 2009, as well as the other cost increases described above under consolidated operating expenses, including increased expenses incurred related to the ARLP Partnership’s Tunnel Ridge organic growth project. Although Segment Adjusted EBITDA Expense per ton sold increased in 2009, Segment EBITDA Expense in 2009 decreased 7.9% to $124.2 million from $134.8 million in 2008, primarily as a result of lower coal sales volumes offset in part by higher expenses per ton as described above.

Other and Corporate—Segment Adjusted EBITDA increased to $9.2 million in 2009 from $7.9 million in 2008, primarily due to increased Matrix Design and Alliance Design product sales and service revenues and Mt. Vernon transloading revenue in 2009, partially offset by decreased MAC product sales in 2009 and a $5.2 million gain on sale of non-core coal reserves in 2008. In addition, during 2009, the ARLP Partnership purchased a six-month UK treasury bill which matured in October 2009, resulting in a gain of $0.7 million. The increase in Segment Adjusted EBITDA Expense primarily reflects increased costs associated with higher outside services revenue and product sales.

Pattiki Vertical Hoist Conveyor System Failure

On May 13, 2010, White County Coal’s Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. The ARLP Partnership’s operating expenses for the twelve months ended December 31, 2010 include $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. The ARLP Partnership reviewed its commercial property (including business interruption) insurance policies and, as the loss on the vertical hoist conveyor system did not exceed the ARLP Partnership’s deductible for property damage, it does not expect any recovery under such policies.

While the Pattiki mine was temporarily idled, the ARLP Partnership expanded coal production at its other coal mines in the region, including the addition of the seventh and eighth production units at the River View mine, to partially offset the loss of production from the Pattiki mine. Consequently, the temporary idling of the Pattiki mine did not have a material adverse impact on the ARLP Partnership’s results of operations and cash flows. On July 19, 2010, the Pattiki mine resumed limited production while White County Coal continued to assess the effectiveness and reliability of the repaired vertical hoist conveyor system. On January 3, 2011, the Pattiki mine returned to full production capacity.

Ongoing Acquisition Activities

Consistent with its business strategy, from time to time the ARLP Partnership engages in discussions with potential sellers regarding possible acquisitions of certain assets and/or companies of the sellers.

Liquidity and Capital Resources

Liquidity

Our only cash generating assets are limited and general partnership interests in the ARLP Partnership, including IDRs, from which we receive quarterly distributions. We have no independent operations separate from those of the ARLP Partnership. We rely on distributions from the ARLP Partnership to fund our cash requirements.

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under revolving credit facilities. The ARLP Partnership believes that the current cash on hand, cash generated from operations, cash from borrowings under its current credit facility, and cash provided from the issuance of debt or equity will be sufficient to meet its working capital requirements, anticipated capital expenditures, scheduled debt payments and distribution payments. The ARLP Partnership’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond its control. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows and sources of financing that it expects to have available, it does not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please see “Item 1A. Risk Factors”.

Cash Flows

Cash provided by operating activities was $517.0 million in 2010 compared to $280.8 million in 2009. The increase in cash provided by operating activities was principally attributable to higher net income, a reduction in coal inventory costs during 2010 as compared to a significant increase during 2009 and increases in certain operating liabilities, such as accounts payable, accrued taxes other than income taxes, accrued payroll and related expenses. These increases in cash provided by operating activities were partially offset by increases in certain operating assets, such as accounts receivable.

Net cash used in investing activities was $295.0 million in 2010 compared to $320.1 million in 2009. The decrease in cash used for investing activities was primarily attributable to decreased capital expenditures due to the completion of the ARLP Partnership’s River View mine development and Warrior infrastructure additions in 2009, partially offset by an increase in Tunnel Ridge capital expenditures in 2010 and timing differences in accounts payable and accrued liabilities compared to 2009.

Net cash provided by financing activities was $96.1 million in 2010 compared to net cash used in financing activities of $183.7 million in 2009. The increase in cash provided by financing activities was primarily attributable to the proceeds from the ARLP Partnership’s $300 million term loan completed on December 29, 2010 (see “–Debt Obligations”) partially offset by increased distributions paid to partners in 2010.

The ARLP Partnership has various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated future asset retirement obligations costs, workers’ compensation and pneumoconiosis, capital project commitments and pension funding. The ARLP Partnership expects to fund these commitments with cash on hand, cash generated from operations and borrowings under its revolving credit facility. The following table provides details regarding the ARLP Partnership’s contractual cash obligations as of December 31, 2010 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$722,000	$18,000	$96,000	$463,000	$145,000
Future interest obligations(1)	174,038	35,022	66,101	48,663	24,252
Operating leases	4,775	1,901	1,130	734	1,010
Capital leases(2)	1,107	515	592	—	—
Purchase obligations for capital projects	86,788	86,788	—	—	—
Coal purchase commitments	14,070	14,070	—	—	—
Reclamation obligations(3)	130,978	2,182	3,502	3,488	121,806
Workers’ compensation and pneumoconiosis benefit(3)	327,845	14,281	21,125	17,579	274,860

	$1,461,601	$172,759	$188,450	$533,464	$566,928

(1)	Interest on variable rate long-term debt was calculated using rates elected by the ARLP Partnership at December 31, 2010 for the remaining term of outstanding borrowings.

(2)	Includes amounts classified as interest and maintenance cost.

(3)	Future commitments for reclamation obligations, workers’ compensation and pneumoconiosis are shown at undiscounted amounts.

The ARLP Partnership expects to contribute $5.0 million to the defined benefit pension plan (“Pension Plan”) during 2011. The ARLP Partnership estimates its income tax cash requirements to be approximately $1.3 million in 2011.

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

The ARLP Partnership uses a combination of surety bonds and letters of credit to secure its financial obligations for reclamation, workers’ compensation and other obligations as follows as of December 31, 2010 (in thousands):

	Reclamation Obligation	Workers’ Compensation Obligation	Other	Total
Surety bonds	$68,430	$39,924	$11,665	$120,019
Letters of credit	—	29,697	9,548	39,245

Capital Expenditures

Capital expenditures decreased to $289.9 million in 2010 compared to $328.2 million in 2009. See our discussion of “Cash Flows” above concerning this decrease in capital expenditures.

The ARLP Partnership currently projects average estimated annual maintenance capital expenditures over the next five years of approximately $4.70 per ton produced. The ARLP Partnership’s anticipated total capital expenditures for

2011 are estimated in a range of $320.0 to $360.0 million. Management anticipates funding 2011 capital requirements with the ARLP Partnership’s December 31, 2010 cash and cash equivalents of $339.6 million, cash flows provided by operations and borrowing available under its revolving credit facility as discussed below. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability and cost of additional capital to the ARLP Partnership will depend upon prevailing market conditions, the market price of ARLP’s common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

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

Debt Obligations

Alliance Holdings GP, L.P.

We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”), which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Mr. Craft. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At December 31, 2010, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

Alliance Resource Partners, L.P.

ARLP Credit Facility. The Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”) dated September 25, 2007, which matures in 2012. The ARLP Credit Facility was decreased to $142.5 million of availability on October 6, 2010 due to a defaulting lender, as discussed below. On September 30, 2009, the Intermediate Partnership entered into Amendment No. 2 (the “Credit Agreement”) to the ARLP Credit Facility. The Credit Agreement increased the annual capital expenditure limits under the ARLP Credit Facility. The new limits, before carry forward considerations and exclusion of capital expenditures related to acquisitions, are $350.0 million for 2011 and $250.0 million for 2012. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit of the subsequent year. As a result, the capital expenditure limit for 2011 is approximately $531.9 million.

Pursuant to the Credit Agreement, the applicable margin for LIBOR borrowings under the ARLP Credit Facility was increased from a range of 0.625% to 1.150% (depending on the Intermediate Partnership’s leverage margin) to a range of 1.115% to 2.000%, and the annual commitment fee was increased from a range of 0.15% to 0.35% (also depending on the Intermediate Partnership’s leverage margin) to a range of 0.25% to 0.50%. In addition, the Credit Agreement includes certain changes relating to a “defaulting lender,” including changes which clarify that the overall ARLP Credit Facility commitment would be reduced by the commitment share of a defaulting lender but also provides the Intermediate Partnership with more flexibility in replacing a defaulting lender.

At December 31, 2010, the ARLP Partnership had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility as of December 31, 2010. The ARLP Partnership utilizes the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., held a 5%, or $7.5 million, commitment in the original $150 million ARLP Credit Facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October 2008. On February 11, 2010, the ARLP Partnership gave its lenders a notice of borrowing under the ARLP Credit Facility and, in response to that notice, Lehman notified the ARLP Partnership that it would not fund its proportionate share of the borrowing. As a result, as of February 11, 2010, Lehman became a defaulting lender and on October 6, 2010, was removed as a commitment holder under the ARLP Credit Facility. Consequently, availability for borrowing under the ARLP Credit Facility was reduced by $7.5 million on October 6, 2010. The ARLP Credit Facility is underwritten by a syndicate of eleven financial institutions (excluding Lehman) with no individual institution representing more than 11.9% of the $142.5 million revolving credit facility. In the event any other financial institution in the ARLP Partnership’s syndicate does not fund its future borrowing requests, the ARLP Partnership’s borrowing available under the ARLP Credit Facility would be reduced. The obligations of the lenders under the ARLP Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

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

Term Loan. On December 29, 2010, the Intermediate Partnership entered into a term loan agreement (the “ARLP Term Loan Agreement”) with various financial institutions for a term loan (the “Loan”) in the aggregate principal amount of $300 million. The Loan bears interest at a variable rate plus an applicable margin which fluctuates depending upon whether the ARLP Partnership elects the Loan (or a portion thereof) to bear interest on the Base Rate or the Eurodollar Rate (as defined in the ARLP Term Loan Agreement). The ARLP Partnership elected the Eurodollar Rate on December 30, 2010 which, with applicable margin, was 2.3% as of January 5, 2011. Interest for the period between initial funding of the Loan on December 29, 2010 and January 5, 2011, was calculated based on the Base Rate plus the applicable margin. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. The ARLP Partnership has the option to prepay the Loan at any time in whole or in part subject to terms and conditions described in the ARLP Term Loan Agreement. Upon a “change of control” (as defined in the ARLP Term Loan Agreement), the unpaid principal amount of the loan, all interest thereon and all other amounts payable under the ARLP Term Loan Agreement will become due and payable.

The net proceeds of the Loan will be used for the general corporate, business or working capital purposes of the Intermediate Partnership and its subsidiaries, including, without limitation, (a) for capital expenditures and acquisitions (including mineral reserve acquisitions), and (b) for cash distributions to the ARLP Partnership to be used by the ARLP Partnership for any business or corporate purpose deemed appropriate by the ARLP Partnership (or its managing general partner). The ARLP Partnership incurred debt issuance costs of approximately $1.4 million in 2010 associated with the ARLP Term Loan Agreement, $0.3 million in 2009 associated with the ARLP Credit Facility and $1.7 million in 2008 associated with the 2008 Senior Notes, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes, 2008 Senior Notes and the ARLP Term Loan Agreement (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain the following: (i) debt to cash flow ratio of not more than 3.0 to 1.0 and (ii) cash flow to interest expense ratio of not less than 4.0 to 1.0 in each case, during the four most recently ended fiscal quarters. The ARLP Credit Facility, Senior Notes and the 2008 Senior Notes limit the Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions, as described above. The Credit Agreement did not change the required debt to cash flow or cash flow to interest expense ratios. The debt to cash flow ratio and cash flow to interest expense ratio were 1.4 to 1.0 and 16.5 to 1.0, for the trailing twelve months ended December 31, 2010. Actual capital expenditures were $289.9 million for the year ended December 31, 2010. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2010.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At December 31, 2010, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks. SGP guarantees $5.0 million of these outstanding letters of credit.

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

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. The ARLP Partnership generally provides for these claims through self-insurance programs. Workers’ compensation laws also compensate survivors or workers who suffer employment related deaths. The liability for traumatic injury claims is the ARLP Partnership’s estimate of the present value of current workers’ compensation benefits, based on its actuary estimates. The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. The ARLP Partnership had accrued liabilities of $67.7 million and $63.2 million for these costs at December 31, 2010 and 2009, respectively. A one-percentage-point reduction in the discount rate would have increased the liability at December 31, 2010 approximately $4.9 million, which would have a corresponding increase in operating expenses.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker’s pneumoconiosis, or black lung. The ARLP Partnership provides for these claims through self-insurance programs. The black lung benefits liability is calculated using the service cost method based on the actuarial present value of the estimated black lung obligation. The ARLP Partnership’s actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The ARLP Partnership had accrued liabilities of $45.7 million and $34.9 million for these benefits at December 31, 2010 and 2009, respectively. A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2010 by approximately $0.8 million. Under the service cost method used to estimate the black lung benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

The discount rate for workers’ compensation and black lung is derived by applying the Citigroup Pension Discount Curve to the projected liability payout. Other assumptions, such as development patterns, mortality, disability incidence and medical costs, are based upon standard actuarial tables adjusted for the ARLP Partnership’s actual historical experiences whenever possible. The ARLP Partnership reviews all actuarial assumptions annually for reasonableness and consistency and updates such factors when underlying assumptions, such as discount rates, change or when sustained changes in the ARLP Partnership’s historical experiences indicate a shift in the trend assumptions are warranted. For more information please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Health Care Reform,” above.

Defined Benefit Plan

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a Pension Plan that it sponsors. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. The calculation of the net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with the Pension Plan requires the use of a number of assumptions. Changes in these assumptions can result in materially different pension expense and pension liability amounts. In addition, actual experiences can differ materially from the assumptions. Significant assumptions used in calculating pension expense and pension liability are as follows:

•

The ARLP Partnership’s expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long term historical rates of return for each asset class. The expected long-term rate of return used to determine the pension liability and pension expense was 8.35% for the years ended December 31, 2010 and 2009, determined by the above factors and an asset allocation assumption of 60.0% invested in domestic equity securities with an expected long-term rate of return of 8.46%, 20.0% invested in international equities with an expected long-term rate of return of 8.85% and 20.0% invested in fixed income securities with an expected long-term rate of return of 4.88%. The ARLP Partnership’s expected long-term rate of return is based on a 20 year average annual total return for each investment group. Additionally, the ARLP Partnership bases its determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses. The actual return on plan assets was 10.4% and 23.7% for the years ended December 31, 2010 and 2009, respectively. Lowering the expected long-term rate of return assumption by 1.0% (from 8.35% to 7.35%) at December 31, 2009 would have increased the ARLP Partnership’s pension expense for the year ended December 31, 2010 by approximately $0.4 million; and

•

The ARLP Partnership’s weighted average discount rate used to determine its pension liability was 5.56% and 5.88% at December 31, 2010 and 2009, respectively. The weighted average discount rate used to determine pension expense was 5.88% and 6.15% at December 31, 2010 and 2009, respectively. The discount rate that the ARLP Partnership utilizes for determining its future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. The ARLP Partnership has historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate. Lowering the discount rate assumption by 0.5% (from 5.88% to 5.38%) at December 31, 2009 would have increased pension expense for the year ended December 31, 2010 by approximately $0.5 million.

Long-Lived Assets

The ARLP Partnership reviews the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets and certain intangibles are not reviewed for impairment unless an impairment indicator is noted. Several examples of impairment indicators include:

•	A significant decrease in the market price of a long-lived asset;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset; or

•	A significant adverse change in the extent or manner in which a long-lived is being used or in its physical condition.

The above factors are not all inclusive, and management of the ARLP Partnership must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired. The amount of impairment is measured by the difference between the carrying value and the fair value of the asset. The ARLP Partnership has not recorded an impairment loss for any of the periods presented.

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. The ARLP Partnership’s estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of assumptions, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and completion of certain mine requirements, such as ventilation. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. At December 31, 2010 and 2009, mine development costs include $35.3 million and $16.4 million, respectively, representing the carrying value of development costs attributable to properties where the ARLP Partnership is not currently engaged in mining operations or leasing to third-parties, and therefore, the mine development costs are not currently being depleted. The ARLP Partnership believes that the carrying value of these development costs will be recovered.

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan. A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $58.2 million and $55.9 million for these costs are recorded at December 31, 2010 and 2009, respectively. The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives.

On at least an annual basis, the ARLP Partnership’s reviews its entire asset retirement obligation liability and makes necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability resulted in an increase of $0.8 million for the year ended December 31, 2010 and a decrease in the liability of $4.9 million for the year ended December 31, 2009. These adjustments to the liability for the years ended December 31, 2010 and 2009 were primarily attributable to fluctuations in refuse site reclamation disturbances at the ARLP Partnership’s Hopkins County Coal operation, increased surface disturbances as a result of the new mine development work at Tunnel Ridge and River View and the impact of favorable permit requirements regarding reduced liner and cover necessary for refuse storage at Gibson County Coal and a reduction in the impoundment cover material acreage at Pontiki and MC Mining, as well as overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work and projected mine life estimates for coal reserve increases and decreases across all operations.

While the precise amount of these future costs cannot be determined with certainty, the ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates. Discounting resulted in reducing the accrual for asset retirement obligations by $72.8 million and $68.0 million at December 31, 2010 and 2009. The ARLP Partnership estimates that the aggregate undiscounted cost of final mine closure is approximately $131.0 million at December 31, 2010. If the ARLP Partnership’s assumptions differ from actual experiences, or if changes in the regulatory environment occur, its actual cash expenditures and costs that it incurs could be materially different than currently estimated.

Contingencies

We are not engaged in any material litigation. The ARLP Partnership is currently involved in certain legal proceedings. The ARLP Partnership’s estimates of the probable costs and probability of resolution of these claims are based upon a number of assumptions, which it has developed in consultation with legal counsel involved in the defense of these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Based on known facts and circumstances, the ARLP Partnership believes the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity. However, if the results of these matters were different from management’s current opinion and in amounts greater than the ARLP Partnership’s accruals, then they could have a material adverse effect.

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

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The amounts billed by AGP include $0.7 million, $0.5 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, for costs principally related to the Directors’ Annual Retainer and Deferred Compensation Plan.

C-Holdings

At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Mr. Craft, as the lender. For the years ended December 31, 2010, 2009 and 2008, we did not incur any interest expense or commitment fees to
C-Holdings.

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

MAC

In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with ARLP. By amendment effective April 1, 2008, the term of the Revolver was extended to June 30, 2009. On November 17, 2009, MAC entered into Amendment No. 2, effective June 30, 2009, which increased the Revolver to $1.75 million. The Revolver expired on December 31, 2010. At December 31, 2010, MAC owed ARLP $1.6 million under the Revolver, which is classified as Due from Affiliates on our consolidated balance sheets. MAC repaid the amount due under the Revolver in January 2011.

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

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement (the “Administrative Services Agreement”) with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP. The Administrative Services Agreement supersedes the administrative services agreement signed in connection with our IPO in 2006. Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, from ARH II. This administrative service revenue is included in other sales and operating revenues in our consolidated statements of income.

Affiliate Contribution

During 2008, an affiliated entity controlled by Mr. Craft contributed to us 25,898 of our common units, valued at approximately $0.6 million at the time of contribution and $0.8 million of cash for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of the contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. Concurrent with this contribution, Alliance Coal distributed the common units to certain employees and recognized compensation expense of $1.4 million for the year ended December 31, 2008. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

SGP Land, LLC

On May 2, 2007, SGP Land, LLC (“SGP Land”), a subsidiary of SGP controlled by Mr. Craft, entered into a time sharing agreement with Alliance Coal concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time sharing agreement as amended, the ARLP Partnership reimbursed SGP Land $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, for use of the aircraft.

On January 28, 2008, effective January 1, 2008, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land. The purchase price was $13.3 million. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through the mineral leases and sublease agreements described below. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million to the base lessors, are eliminated in our consolidated financial statements as of December 31, 2010 and 2009.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during each of the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, $2.1 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP

In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH. In connection with this acquisition, the ARLP Partnership assumed a coal lease with SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, $17.9 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production. In August 2010, the lease was amended to include approximately 34.4 million additional clean tons of recoverable coal reserves in the proven and probable categories.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to match the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

The ARLP Partnership has a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Pursuant to the lease, the ARLP Partnership made monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for each of the years ended December 31, 2010, 2009 and 2008 was $2.6 million, respectively. Effective February 1, 2011, the lease was amended to extend the term through January 2017 and modify other terms, including reducing the monthly payments to approximately $50,000.

The ARLP Partnership has agreements with two banks to provide letters of credit in an aggregate amount of $31.1 million. At December 31, 2010, the ARLP Partnership had $30.7 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. SGP does not charge the ARLP Partnership for this guarantee. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FASB ASC 460, Guarantees and does not impact our consolidated financial statements.

Accruals of Other Liabilities

The ARLP Partnership had accruals for other liabilities, including current obligations, totaling $196.9 million and $170.3 million at December 31, 2010 and 2009. These accruals were chiefly comprised of workers’ compensation benefits, black lung benefits, and costs associated with asset retirement obligations. These obligations are self-insured except for certain excess insurance coverage for workers’ compensation. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, the ARLP Partnership’s results of operations may be significantly affected by changes to these liabilities. Please see “Item 8. Financial Statements and Supplementary Data—Note 17. Asset Retirement Obligations and Note 18. Accrued Workers’ Compensation and Pneumoconiosis Benefits.”

Pension Plan

The ARLP Partnership maintains a Pension Plan, which covers employees at certain of its mining operations.

The ARLP Partnership’s pension expense was $2.2 million, $4.6 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008. The ARLP Partnership’s pension expense is based upon a number of actuarial assumptions, including an expected long-term rate of return on the Pension Plan assets of 8.35% and discount rates of 5.88% and 6.15% for the years ended December 31, 2010 and 2009, respectively. The actual return on plan assets was 10.4% and 23.7% for the years ended December 31, 2010 and 2009, respectively. Additionally, the ARLP Partnership bases its determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.

The expected long-term rate of return assumption is based on broad equity and bond indices. At December 31, 2010, the ARLP Partnership’s expected long-term rate of return assumption was 8.35% determined by the above factors and based on an asset allocation assumption of 60.0% invested in domestic equity securities, with an expected long-term rate of return of 8.46%, 20.0% invested in international equities with an expected long-term rate of return of 8.85% and 20.0% invested in fixed income securities, with an expected long-term rate of return of 4.88%. The ARLP Partnership, along with its Pension Plan investment manager and trustee and the compensation committee of the board of directors of its managing general partner (“MGP Compensation Committee”) regularly review its actual asset allocation in accordance with its investment guidelines and periodically rebalance its investments to the targeted allocation when considered appropriate.

The discount rate that the ARLP Partnership utilizes for determining its future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. The ARLP Partnership has historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate. At December 31, 2010, the discount rate was determined using high quality bond yield curves adjusted to reflect the plan’s estimated payout. The discount rate determined on this basis decreased from 5.88% at December 31, 2009 to 5.56% at December 31, 2010.

As of December 31, 2010, the Pension Plan was underfunded by approximately $13.3 million. The ARLP Partnership estimates that its Pension Plan expense and cash contributions will be approximately $2.2 million and $5.0 million, respectively, in 2011. Future actual pension expense and contributions will depend on future investment performance, changes in future discount rates and various other factors related to the employees participating in the Pension Plan.

Lowering the expected long-term rate of return assumption by 1.0% (from 8.35% to 7.35%) at December 31, 2009 would have increased the ARLP Partnership’s pension expense for the year ended December 31, 2010 by approximately $0.4 million. Lowering the discount rate assumption by 0.5% (from 5.88% to 5.38%) at December 31, 2009 would have increased pension expense for the year ended December 31, 2010 by approximately $0.5 million.

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

New Accounting Standards

New Accounting Standards Issued and Adopted

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codified SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which changed the consolidation guidance applicable to a variable interest entity (“VIE”). ASU 2009-17 updated the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate such VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of whether the enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-17 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB ASC 810, Consolidation, required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, are now subject to the provisions of ASU 2009-17. In addition, ASU 2009-17 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The provisions of ASU 2009-17 were effective as of the beginning of interim and annual reporting periods that began after November 15, 2009. Based on our evaluation of ASU 2009-17, the ARLP Partnership deconsolidated MAC upon adoption, effective January 1, 2010. The deconsolidation of MAC did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended guidance on certain aspects of FASB ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures of transfers into and out of Level 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, all on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. The provisions of ASU 2010-06 were effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have an impact on its consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 amended ASC 805, Business Combinations, to specify that if a public entity presents comparative financial statements and a business combination has occurred during the current reporting period, then the public entity should disclose revenues and earnings of the combined entity as though the business combination that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenues and earnings. The adoption of the ASU 2010-29 amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The ARLP Partnership does not anticipate the adoption of ASU 2010-29 on January 1, 2011 to have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The ARLP Partnership has significant long-term coal supply agreements as evidenced by approximately 92.4% of its sales tonnage, including approximately 94.5% of its medium- and high-sulfur coal sales tonnage, being sold under long-term contracts. Virtually all of the long-term coal supply agreements are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to principally reflect changes in specified price indices or items such as taxes, royalties or actual production costs resulting from regulatory changes. For additional discussion of coal supply agreements, please see “Item 1. Business.—Coal Marketing and Sales” and “Item 8. Financial Statements and Supplementary Data.—Note 21. Concentration of Credit Risk and Major Customers.” As of January 28, 2011, the ARLP Partnership’s nominal commitment under long-term contracts was approximately 31.1 million tons in 2011, 27.3 million tons in 2012, 24.1 million tons in 2013 and 19.0 million tons in 2014.

The ARLP Partnership has exposure to price risk for supplies that are used directly or indirectly in the normal course of coal production such as diesel fuel, steel, explosives and other supplies. The ARLP Partnership manages its risk for these items through strategic sourcing contracts for normal quantities required by its operations. The ARLP Partnership does not utilize any commodity price-hedges or other derivatives related to these risks.

Credit Risk

In 2010, approximately 91.5% of the ARLP Partnership’s sales tonnage was consumed by electric utilities. Therefore, the ARLP Partnership’s credit risk is primarily with domestic electric power generators. The ARLP Partnership’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by the ARLP Partnership’s credit management department, it will take steps to reduce credit exposure to customers that do not meet its credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for the ARLP Partnership’s benefit in the event of a failure to pay.

Exchange Rate Risk

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars, and as a result, it does not have material exposure to currency exchange-rate risks. During 2009, the ARLP Partnership entered into a contract to purchase longwall shields for the Tunnel Ridge mine from a foreign supplier for approximately £10.2 million. The ARLP Partnership paid £10.2 million to this foreign supplier through December 31, 2010, thus fulfilling its obligation.

Interest Rate Risk

Borrowings under the ARLP Credit Facility and ARLP Term Loan Agreement are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates. The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt. The ARLP Partnership had no borrowings under the ARLP Credit Facility and $300.0 million outstanding under the ARLP Term Loan Agreement at December 31, 2010. A one percentage point increase in the interest rates related to the ARLP Term Loan Agreement would result in an annualized increase in 2011 interest expense of $3.0 million, based on borrowing levels at December 31, 2010. With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $20.1 million in the estimated fair value of these borrowings.

The table below provides information about the ARLP Partnership’s market sensitive financial instruments and constitutes a “forward-looking statement.” The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2010 and 2009. The carrying amounts and fair values of financial instruments are as follows (in thousands):

Expected Maturity Dates as of December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value December 31, 2010
ARLP fixed rate debt	$18,000	$18,000	$18,000	$18,000	$205,000	$145,000	$422,000	$509,483
Weighted average interest rate	6.75%	6.68%	6.61%	6.52%	6.54%	6.72%

ARLP variable rate debt	$—	$—	$60,000	$75,000	$165,000	$—	$300,000	$300,000
Weighted average interest rate (1)	2.30%	2.30%	2.30%	2.30%	2.30%

Expected Maturity Dates as of December 31, 2009	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value December 31, 2009
ARLP fixed rate debt	$18,000	$18,000	$18,000	$18,000	$18,000	$350,000	$440,000	$460,739
Weighted average interest rate	6.82%	6.75%	6.68%	6.61%	6.52%	6.65%

(1)	Interest rate on variable rate debt equal to the rate elected by the ARLP Partnership at December 31, 2010, held constant for the remaining term of the outstanding borrowing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the

General Partner and the Partners of

Alliance Holdings GP, L.P.:

We have audited the accompanying consolidated balance sheets of Alliance Holdings GP, L.P. and subsidiaries (the “AHGP Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and Partners’ capital for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the AHGP Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Holdings GP, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the AHGP Partnership’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion on the AHGP Partnership’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma

March 8, 2011

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In thousands, except unit data)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$342,237	$24,361
Trade receivables	112,942	91,223
Other receivables	2,537	3,159
Due from affiliates	1,635	—
Inventories	31,548	64,357
Advance royalties	4,812	3,629
Prepaid expenses and other assets	10,363	8,889

Total current assets	506,074	195,618
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,598,130	1,378,914
Less accumulated depreciation, depletion and amortization	(648,883)	(556,370)

Total property, plant and equipment, net	949,247	822,544
OTHER ASSETS:
Advance royalties	27,439	26,802
Other long-term assets	21,312	9,303

Total other assets	48,751	36,105

TOTAL ASSETS	$1,504,072	$1,054,267

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$63,934	$63,496
Due to affiliates	573	27
Accrued taxes other than income taxes	13,916	10,792
Accrued payroll and related expenses	30,773	22,101
Accrued interest	2,491	2,918
Workers’ compensation and pneumoconiosis benefits	8,518	9,886
Current capital lease obligation	295	324
Other current liabilities	16,780	11,205
Current maturities, long-term debt	18,000	18,000

Total current liabilities	155,280	138,749
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	704,000	422,000
Pneumoconiosis benefits	45,039	34,344
Accrued pension benefit	13,296	19,696
Workers’ compensation	59,796	53,845
Asset retirement obligations	56,045	53,116
Due to affiliates	682	314
Long-term capital lease obligation	165	460
Other liabilities	12,549	9,043

Total long-term liabilities	891,572	592,818

Total liabilities	1,046,852	731,567

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners - Common Unitholders 59,863,000 units outstanding, respectively	330,346	269,742
Accumulated other comprehensive loss	(8,138)	(7,465)

Total AHGP Partners’ Capital	322,208	262,277
Noncontrolling interests	135,012	60,423

Total Partners’ Capital	457,220	322,700

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,504,072	$1,054,267

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2010	2009	2008
SALES AND OPERATING REVENUES:
Coal sales	$1,551,539	$1,163,871	$1,093,059
Transportation revenues	33,584	45,733	44,755
Other sales and operating revenues	24,620	20,998	18,327

Total revenues	1,609,743	1,230,602	1,156,141

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,009,935	797,527	801,854
Transportation expenses	33,584	45,733	44,755
Outside coal purchases	17,078	7,524	23,776
General and administrative	54,215	42,875	38,857
Depreciation, depletion and amortization	146,881	117,524	105,278
Gain from sale of coal reserves	—	—	(5,159)
Net gain from insurance settlement and other	—	—	(2,790)

Total operating expenses	1,261,693	1,011,183	1,006,571

INCOME FROM OPERATIONS	348,050	219,419	149,570
Interest expense (net of interest capitalized of $888, $1,291 and $808, respectively)	(30,062)	(30,847)	(22,145)
Interest income	204	1,066	3,776
Other income	851	1,247	875

INCOME BEFORE INCOME TAXES	319,043	190,885	132,076
INCOME TAX EXPENSE (BENEFIT)	1,742	709	(480)

NET INCOME	317,301	190,176	132,556
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(142,957)	(75,960)	(51,342)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$174,344	$114,216	$81,214

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$2.91	$1.91	$1.36

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$1.90	$1.685	$1.3175

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	59,863,000	59,863,000	59,863,000

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$317,301	$190,176	$132,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	146,881	117,524	105,278
Non-cash compensation expense	4,051	3,582	3,931
Asset retirement obligations	2,579	2,678	2,827
Coal inventory adjustment to market	498	3,030	452
Loss on retirement of vertical hoist conveyor system	1,204	—	—
Net (gain) loss on foreign currency transaction	274	(653)	—
Net (gain) loss on sale of property, plant and equipment	234	136	(911)
Gain from sale of coal reserves	—	—	(5,159)
Other	1,448	537	366
Changes in operating assets and liabilities:
Trade receivables	(21,780)	(3,301)	4,745
Other receivables	(689)	2,841	(1,714)
Inventories	31,412	(40,917)	(960)
Prepaid expenses and other assets	(1,474)	1,273	(881)
Advance royalties	(1,820)	(3,403)	(4,244)
Accounts payable	7,975	(6,222)	5,730
Due to affiliates	818	184	(1,186)
Accrued taxes other than income taxes	3,124	(443)	144
Accrued payroll and related benefits	8,670	1,546	5,375
Pneumoconiosis benefits	3,647	2,908	2,044
Workers’ compensation	4,583	6,526	4,931
Other	8,089	2,800	5,987

Total net adjustments	199,724	90,626	126,755

Net cash provided by operating activities	517,025	280,802	259,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(289,874)	(328,162)	(176,482)
Changes in accounts payable and accrued liabilities	(7,480)	5,727	10,046
Proceeds from sale of property, plant and equipment	381	8	2,708
Proceeds from sale of coal reserves	—	—	7,159
Purchase of marketable securities	—	(4,527)	—
Proceeds from marketable securities	—	4,527	—
Payment for acquisition of coal reserves and other assets	—	—	(29,800)
Receipts on prior advances on Gibson rail project	1,982	2,295	2,244

Net cash used in investing activities	(294,991)	(320,132)	(184,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	350,000
Payments on long-term debt	(18,000)	(18,000)	(18,000)
Borrowings under term loan	300,000	—	—
Borrowings under revolving credit facilities	95,000	—	88,850
Payments under revolving credit facilities	(95,000)	—	(116,850)
Payments on capital lease obligation	(324)	(351)	(377)
Payment of debt issuance costs	(1,417)	(339)	(1,721)
Contribution by limited partner - affiliate	—	—	816
Purchase of options on limited partner common units	—	—	(22)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(1,265)	(791)	—
Contributions to consolidated partnership from affiliate noncontrolling interest	—	—	1
Distributions paid by consolidated partnership to noncontrolling interests	(69,138)	(63,320)	(54,089)
Distributions paid to Partners	(113,740)	(100,869)	(78,869)

Net cash provided by (used in) financing activities	96,116	(183,670)	169,739

EFFECT OF CURRENCY TRANSLATION ON CASH	(274)	653	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	317,876	(222,347)	244,925
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,361	246,708	1,783

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$342,237	$24,361	$246,708

See notes to consolidated financial statements, including Note 16 for supplemental cash flow information.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In thousands, except unit data)

	Alliance Holdings GP, L.P.
	Number of Limited Partner Units	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2008	59,863,000	$262,445	$48	$55,353	$317,846
Comprehensive income:
Net income	—	81,214	—	51,342	132,556
Actuarially determined long-term liability adjustments	—	—	(8,721)	(11,287)	(20,008)

Total comprehensive income					112,548
Vesting of ARLP Long-Term Incentive Plan	—	—	—	(1,181)	(1,181)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	—	3,311	3,311
Common control acquisition (Note 3)	—	(9,809)	—	—	(9,809)
Purchase of options on limited partner common units	—	(22)	—	—	(22)
Contributions to consolidated partnership from affiliate noncontrolling interest	—	—	—	1	1
Contribution by limited partner—affiliate	—	1,436	—	—	1,436
Distributions on ARLP common unit-based compensation	—	—	—	(793)	(793)
Distributions to AHGP Partners	—	(78,869)	—	—	(78,869)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	—	(53,296)	(53,296)

Balance at December 31, 2008	59,863,000	256,395	(8,673)	43,450	291,172
Comprehensive income:
Net income	—	114,216	—	75,960	190,176
Actuarially determined long-term liability adjustments	—	—	1,208	1,542	2,750

Total comprehensive income					192,926
Vesting of ARLP Long-Term Incentive Plan	—	—	—	(791)	(791)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	—	3,582	3,582
Distributions on ARLP common unit-based compensation	—	—	—	(1,026)	(1,026)
Distributions to AHGP Partners	—	(100,869)	—	—	(100,869)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	—	(62,294)	(62,294)

Balance at December 31, 2009	59,863,000	269,742	(7,465)	60,423	322,700
Comprehensive income:
Net income	—	174,344	—	142,957	317,301
Actuarially determined long-term liability adjustments	—	—	(673)	(899)	(1,572)

Total comprehensive income					315,729
Deconsolidation of MAC (Note 13)	—	—	—	(1,117)	(1,117)
Vesting of ARLP Long-Term Incentive Plan	—	—	—	(1,265)	(1,265)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	—	4,051	4,051
Distributions on ARLP common unit-based compensation	—	—	—	(1,286)	(1,286)
Distributions to AHGP Partners	—	(113,740)	—	—	(113,740)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	—	(67,852)	(67,852)

Balance at December 31, 2010	59,863,000	$330,346	$(8,138)	$135,012	$457,220

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Alliance Resource Management GP, LLC, a Delaware limited liability company, and ARM GP Holdings, Inc, a Delaware corporation, are our direct subsidiaries. The Delaware limited partnerships, limited liability companies and corporation that comprise the ARLP Partnership, which we consolidate, are as follows: ARLP, Intermediate Partnership, Alliance Coal, Alliance Design Group, LLC (“Alliance Design”), Alliance Land, LLC, Alliance Properties, LLC, Alliance Resource Properties, LLC, (“Alliance Resource Properties”) and its wholly-owned subsidiary, ARP Sebree, LLC, Alliance Service, Inc. (“Alliance Service”), Backbone Mountain, LLC, Excel Mining, LLC, Gibson County Coal, LLC (“Gibson County Coal”), Gibson County Coal (South), LLC (“Gibson South”), Hopkins County Coal, LLC (“Hopkins County Coal”), Matrix Design Group, LLC (“Matrix Design”), MC Mining, LLC (“MC Mining”), Mettiki Coal, LLC (“Mettiki (MD)”), Mettiki Coal (WV), LLC (“Mettiki (WV)”), Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”), Penn Ridge Coal, LLC (“Penn Ridge”), Pontiki Coal, LLC (“Pontiki”), River View Coal, LLC (“River View”), the Sebree Mining, LLC (“Sebree”) property, Tunnel Ridge, LLC (“Tunnel Ridge”), Warrior Coal, LLC (“Warrior”), Webster County Coal, LLC (“Webster County Coal”), and White County Coal, LLC (“White County Coal”).

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

Contributions to ARLP

During 2008, an affiliated entity controlled by Mr. Craft contributed to us 25,898 of our common units valued at approximately $0.6 million at the time of contribution and $0.8 million of cash for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of the contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. Concurrent with this contribution, Alliance Coal distributed the common units to certain employees and recognized compensation expense of $1.4 million in 2008. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contribution, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft (Note 19).

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of December 31, 2010 and 2009, and results of our operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2010. All of our intercompany transactions and accounts have been eliminated.

The transfer of assets from prior years described above was between entities under common control. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, the transfer of assets was accounted for at historical cost, in a manner similar to a pooling of interests.

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

Principles of Consolidation and Noncontrolling Interests—The consolidated financial statements include our accounts and those of MGP, ARLP, the Intermediate Partnership and the Intermediate Partnership’s Operating subsidiaries in the consolidated group, after the elimination of intercompany accounts and transactions. We evaluate our financial interests in companies to determine if we are the primary beneficiary and therefore the financial interest represents a variable interest entity (“VIE”). If such criteria are met, we consolidate the financial statements of such businesses with those of our own.

The non-controlling interest on our consolidated balance sheet reflects the outside ownership interest in ARLP as well as Mid-America Carbonates, LLC (“MAC”) (2009 only). See “Basis of Presentation” under Note 1 for information regarding our consolidation of ARLP. See also “Note 12. Noncontrolling Interests.”

Earnings per Unit—Basic earnings per limited partner unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of distribution-bearing common units outstanding during a period. We currently have no dilutive securities. Total net income is allocated to the limited partner interests because the general partner’s interest is non-economic.

Fair Value of Financial Instruments—The carrying amounts for accounts receivable, marketable securities, and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2010 and 2009, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $809.5 million and $460.7 million, respectively (Note 9).

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less. We had no restricted cash and cash equivalents at December 31, 2010 and 2009.

Cash Management—The cash flows from operating activities section of our Consolidated Statements of Cash Flows reflect an adjustment for $10 million representing book overdrafts at December 31, 2008. The ARLP Partnership had no book overdrafts at December 31, 2010 and 2009, respectively.

Inventories—Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at the lower of cost or market on an average cost basis, less a reserve for obsolete and surplus items.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred. Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine, whichever is less, ranging from 1 to 23 years. Depreciable lives for mining equipment and processing facilities range from 1 to 23 years. Depreciable lives for land and depletable lives for mineral rights range from 2 to 23 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 23 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage which equals estimated proven and probable reserves. Therefore, the ARLP Partnership’s mineral rights are depleted based on only proven and probable reserves derived in accordance with Industry Guide 7. At December 31, 2010 and 2009, land and mineral rights include $33.0 million and $22.5 million, respectively, representing the carrying value of coal reserves attributable to properties where the ARLP Partnership is not currently engaged in mining operations or leasing to third-parties, and therefore, the coal reserves are not currently being depleted. The ARLP Partnership believes that the carrying value of these reserves will be recovered.

Mine Development Costs—Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. At December 31, 2010 and 2009, mine development costs include $35.3 million and $16.4 million, respectively, representing the carrying value of development costs attributable to properties where we are not currently engaged in mining operations or leasing to third-parties, and therefore, the mine development costs are not currently being depleted. The ARLP Partnership believes that the carrying value of these development costs will be recovered.

Long-Lived Assets—The ARLP Partnership reviews the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of impairment is measured by the difference between the carrying value and the fair value of the asset. The ARLP Partnership has not recorded an impairment loss for any of the periods presented.

Intangible Assets—Costs allocated to contracts with covenants not to compete (“Non-Compete Agreements”) are amortized on a straight-line basis over the life of the Non-Compete Agreements. Amortization expense associated with Non-Compete Agreements was $1.1 million, $0.5 million and $0.5 million for the years ending December 31, 2010, 2009 and 2008, respectively. The Non-Compete Agreements are included in other long-term assets on the consolidated balance sheets at December 31, 2010 and 2009. The ARLP Partnership’s Non-Compete Agreements at December 31, are summarized as follows (in thousands):

	2010	2009
Non-Compete Agreements, original cost	$13,689	$4,153
Accumulated amortization	(2,419)	(1,330)

Non-Compete Agreements, net	$11,270	$2,823

Amortization expense related to Non-Compete Agreements is estimated to be $1.3 million per year in 2011-2015.

Advance Royalties—Rights to coal mineral leases are often acquired and/or maintained through advance royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as an asset, with amounts expected to be recouped within one year classified as a current asset. As mining occurs on these leases, the royalty prepayments are charged to operating expenses. The ARLP Partnership assesses the recoverability of royalty prepayments based on estimated future production. Royalty prepayments estimated to be nonrecoverable are expensed. The ARLP Partnership’s advance royalties at December 31, are summarized as follows (in thousands):

	2010	2009
Advance royalties, affiliates (Note 19)	$19,955	$16,811
Advance royalties, third-parties	12,296	13,620

Total advance royalties	$32,251	$30,431

Asset Retirement Obligations—The ARLP Partnership records a liability for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Amortization of the related asset is recorded on a units of production method generally based upon the estimated life of the mine (Note 17).

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits—The ARLP Partnership is generally self-insured for workers’ compensation benefits, including black lung benefits. The ARLP Partnership accrues a workers’ compensation liability for the estimated present value of workers’ compensation and black lung benefits based on its actuarial determined calculations (Note 18).

Income Taxes—We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders. Although publicly-traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income as defined in Section 7704(c) of the Internal Revenue Code. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in our consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us. The ARLP Partnership’s subsidiary, Alliance Service, is subject to federal and state income taxes. Our tax counsel has provided an opinion that AHGP, MGP, ARLP, the Intermediate Partnership and Alliance Coal will each be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding the AHGP Partnership’s classification as a partnership for federal income tax purposes.

Pension Benefits—The ARLP Partnership’s defined benefit pension obligation and the related benefit cost are accounted for in accordance with FASB ASC 715, Compensation-Retirement Benefits. Pension cost and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, employee turnover rates and health care cost trend rates. The ARLP Partnership evaluates its assumptions periodically and makes adjustments to these assumptions and the recorded liability as necessary (Note 14).

Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjusts the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material. Non-coal sales revenues primarily consist of transloading fees, mine safety services and products, rock dust sales (in 2009 and 2008 only) and other handling and service fees. Transportation revenues are recognized in connection with the ARLP Partnership incurring the corresponding costs of transporting coal to customers through third-party carriers for which it is directly reimbursed through customer billings. We had no allowance for doubtful accounts for trade receivables at December 31, 2010 and 2009, respectively.

Common Unit-Based Compensation—The ARLP Partnership accounts for compensation expense attributable to non-vested restricted common units granted under the Long-Term Incentive Plan (“ARLP LTIP”) based on requirements of FASB ASC 718, Compensation-Stock Compensation. Accordingly, the fair value of award grants are determined on the grant date of the award and this value is recognized as compensation expense on a pro-rata basis, as appropriate over the requisite service period, and the corresponding liability is classified as equity and included in the Non-Affiliate component of noncontrolling interest in the consolidated financial statements (Note 15).

New Accounting Standards Issued and Adopted—In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R)), which changed the consolidation guidance applicable to a VIE. ASU 2009-17 updated the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate such VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of whether the enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-17 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB ASC 810, Consolidation, required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, are now subject to the provisions of ASU 2009-17. In addition, ASU 2009-17 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The provisions of ASU 2009-17 were effective as of the beginning of interim and annual reporting periods that began after November 15, 2009. Based on our evaluation of ASU 2009-17, the ARLP Partnership deconsolidated MAC upon adoption, effective January 1, 2010 (Note 13). The deconsolidation of MAC did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended guidance on certain aspects of FASB ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures of transfers into and out of Level 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, all on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. The provisions of ASU 2010-06 were effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have an impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted—In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 amended ASC 805, Business Combinations, to specify that if a public entity presents comparative financial statements and a business combination has occurred during the current reporting period, then the public entity should disclose revenues and earnings of the combined entity as though the business combination that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenues and earnings. The adoption of the ASU 2010-29 amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The ARLP Partnership does not anticipate the adoption of ASU 2010-29 on January 1, 2011 to have a material impact on our consolidated financial statements.

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

The SGP Land transaction was a related-party transaction and, as such, was reviewed by the board of directors of MGP (“MGP Board of Directors”) and its conflicts committee (“MGP Conflicts Committee”). Based upon the review, the MGP Board of Directors and MGP Conflicts Committee determined the transaction reflected market-clearing terms and conditions customary in the coal industry. As a result, the MGP Board of Directors and the MGP Conflicts Committee approved the SGP Land transaction as fair and reasonable to the ARLP Partnership and its limited partners. Because the SGP Land acquisition was between entities under common control, it was accounted for at historical cost.

4.	PATTIKI VERTICAL HOIST CONVEYOR SYSTEM FAILURE

On May 13, 2010, White County Coal’s Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. The ARLP Partnership’s operating expenses for the twelve months ended December 31, 2010 includes $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. The ARLP Partnership reviewed its commercial property (including business interruption) insurance policies and, as the loss on the vertical hoist conveyor system did not exceed the ARLP Partnership’s deductible for property damage, it does not expect any recovery under such policies.

While the Pattiki mine was temporarily idled, the ARLP Partnership expanded coal production at its other coal mines in the region, including the addition of the seventh and eighth production units at the River View mine, to partially offset the loss of production from the Pattiki mine. Consequently, the temporary idling of the Pattiki mine did not have a material adverse impact on the ARLP Partnership’s results of operations and cash flows. On July 19, 2010, the Pattiki mine resumed limited production while White County Coal continued to assess the effectiveness and reliability of the repaired vertical hoist conveyor system. On January 3, 2011, the Pattiki mine returned to full production capacity.

5.	INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2010	2009
Coal	$11,897	$45,504
Supplies (net of reserve for obsolescence of $2,244 and $1,372, respectively)	19,651	18,853

Total inventory	$31,548	$64,357

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, (in thousands):

	2010	2009
Mining equipment and processing facilities	$1,056,670	$890,582
Land and mineral rights	140,432	117,380
Buildings, office equipment and improvements	155,621	136,713
Construction in progress	76,766	94,901
Mine development costs	168,641	139,338

Property, plant and equipment, at cost	1,598,130	1,378,914
Less accumulated depreciation, depletion and amortization	(648,883)	(556,370)

Total property, plant and equipment, net	$949,247	$822,544

Equipment leased by the ARLP Partnership under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. Equipment under capital leases totaling $1.9 million included in mining equipment and processing facilities is amortized on the straight-line method over the shorter of its useful life or the related lease term. The provision for amortization of leased properties is included in depreciation, depletion and amortization expense. Accumulated amortization related to the ARLP Partnership’s capital lease was $1.1 million and $0.8 million as of December 31, 2010 and 2009, respectively, and amortization expense was $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7.	GIBSON RAIL ADVANCES

In 2007, Gibson County Coal, one of the ARLP Partnership’s subsidiaries, entered into contracts with CSX Transportation, Inc. (“CSX”) and Norfolk Southern Railway Company (“NS”), pursuant to which Gibson County Coal constructed a rail loop and the railroads constructed connections and siding facilities, in order to provide Gibson County Coal access to CSX and NS railways. Although these connections and siding facilities are assets of the respective rail companies, Gibson County Coal advanced $8.2 million on a combined basis to CSX and NS during 2007 toward the cost of construction of their infrastructure. In 2010, 2009 and 2008, advances of $2.0 million, $2.3 million and $2.2 million, respectively, were repaid to Gibson County Coal by rebates from CSX and NS as coal was shipped on their respective railways. The $1.7 million and $3.7 million of advances not yet repaid as of December 31, 2010 and 2009, respectively, are recorded in other receivables and other long-term assets in our consolidated balance sheet. Gibson County Coal also received additional rebates from both CSX and NS that were not recoupment of advances.

8.	LONG-TERM DEBT

Long-term debt consists of the following at December 31, (in thousands):

	2010	2009
AHGP Credit facility	$—	$—
ARLP Credit facility	—	—
ARLP Senior notes	72,000	90,000
ARLP Series A senior notes	205,000	205,000
ARLP Series B senior notes	145,000	145,000
ARLP Term loan	300,000	—

	722,000	440,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$704,000	$422,000

AHGP Partnership. We have a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”) which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Mr. Craft, Chairman, President and Chief Executive Officer of AGP. The AHGP Credit Facility matures March 31, 2011 and is available for general partnership purposes. Any borrowings under the facility, as extended, bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. At December 31, 2010 and 2009, we had no borrowings outstanding under the AHGP Credit Facility. There are no material operating and financial restrictions and covenants in the AHGP Credit Facility. C-Holdings may terminate the facility and demand payment of any amounts outstanding in the event we have a change of control.

ARLP Credit Facility. The Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”) dated September 25, 2007, which matures in 2012. The ARLP Credit Facility was decreased to $142.5 million of availability on October 6, 2010 due to a defaulting lender, as discussed below. On September 30, 2009, the Intermediate Partnership entered into Amendment No. 2 (the “Credit Amendment”) to the ARLP Credit Facility. The Credit Amendment increased the annual capital expenditure limits under the ARLP Credit Facility. The new limits, before carry forward considerations and exclusion of capital expenditures related to acquisitions, are $350.0 million for 2011 and $250.0 million for 2012. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit of the subsequent year. As a result, the capital expenditure limit for 2011 is approximately $531.9 million.

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

At December 31, 2010, the ARLP Partnership had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility as of December 31, 2010 and 2009. The ARLP Partnership utilizes the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., held a 5%, or $7.5 million, commitment in the original $150 million ARLP Credit Facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October 2008. On February 11, 2010, the ARLP Partnership gave its lenders a notice of borrowing under the ARLP Credit Facility and, in response to that notice, Lehman notified the ARLP Partnership that it would not fund its proportionate share of the borrowing. As a result, as of February 11, 2010, Lehman became a defaulting lender and on October 6, 2010, was removed as a commitment holder under the ARLP Credit Facility. Consequently, availability for borrowing under the ARLP Credit Facility was reduced by $7.5 million on October 6, 2010. The ARLP Credit Facility is underwritten by a syndicate of eleven financial institutions (excluding Lehman) with no individual institution representing more than 11.9% of the $142.5 million revolving credit facility. In the event any other financial institution in the ARLP Partnership’s syndicate does not fund its future borrowing requests, the ARLP Partnership’s borrowing available under the ARLP Credit Facility would be reduced. The obligations of the lenders under the ARLP Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

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

ARLP Term Loan. On December 29, 2010, the Intermediate Partnership entered into a Term Loan Agreement, (the “ARLP Term Loan Agreement”) with various financial institutions for a term loan (the “Loan”) in the aggregate principal amount of $300 million. The Loan bears interest at a variable rate plus an applicable margin which fluctuates depending upon whether we elect the Loan (or a portion thereof) to bear interest on the Base Rate or the Eurodollar Rate (as defined in the Term Loan Agreement). The ARLP Partnership elected the Eurodollar Rate on December 30, 2010 which, with applicable margin, was 2.3% as of January 5, 2011. Interest for the period between initial funding of the Loan on December 29, 2010 and January 5, 2011, was calculated based on the Base Rate plus the applicable margin. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. The ARLP Partnership has the option to prepay the Loan at any time in whole or in part subject to terms and conditions described in the Term Loan Agreement. Upon a “change of control” (as defined in the Term Loan Agreement), the unpaid principal amount of the loan, all interest thereon and all other amounts payable under the Term Loan Agreement will become due and payable.

The net proceeds of the Loan will be used for the general corporate, business or working capital purposes of the Intermediate Partnership and its subsidiaries, including, without limitation, (a) for capital expenditures and acquisitions (including mineral reserve acquisitions), and (b) for cash distributions to the ARLP Partnership to be used by the ARLP Partnership for any business or corporate purpose deemed appropriate by the Partnership (or its managing general partner). The ARLP Partnership incurred debt issuance costs of approximately $1.4 million in 2010 associated with the ARLP Term Loan Agreement, $0.3 million in 2009 associated with the ARLP Credit Facility and $1.7 million in 2008 associated with the 2008 Senior Notes, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes, 2008 Senior Notes and the ARLP Term Loan Agreement (collectively, the “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain the following: (i) debt to cash flow ratio of not more than 3.0 to 1.0 and (ii) cash flow to interest expense ratio of not less than 4.0 to 1.0 in each case, during the four most recently ended fiscal quarters. The ARLP Credit Facility, Senior Notes and the 2008 Senior Notes limits the Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions, as described above. The Credit Amendment did not change the required debt to cash flow or cash flow to interest expense ratios. The debt to cash flow ratio and cash flow to interest expense ratio were 1.4 to 1.0 and 16.5 to 1.0, for the trailing twelve months ended December 31, 2010. Actual capital expenditures were $289.9 million for the year ended December 31, 2010. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2010.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At December 31, 2010, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks. SGP guarantees $5.0 million of these outstanding letters of credit (Note 19).

Aggregate maturities of long-term debt are payable as follows (in thousands):

Year Ending December 31,
2011	$18,000
2012	18,000
2013	78,000
2014	93,000
2015	370,000
Thereafter	145,000

$722,000

9.	FAIR VALUE MEASUREMENTS

We apply the provisions of FASB ASC 820, Fair Value Measurements and Disclosures which, among other things, defines fair value, requires enhanced disclosures about assets and liabilities carried at fair value and establishes a hierarchal disclosure framework based upon the quality of inputs used to measure fair value.

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

The carrying amounts for accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2010 and 2009, the estimated fair value of the ARLP Partnership’s fixed rate term debt, including current maturities, was approximately $809.5 million and $460.7 million, respectively, based on interest rates that it believes is currently available to it for issuance of debt with similar terms and remaining maturities (see Note 8).

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

Our cash generating assets currently consist entirely of our partnership interests in ARLP, from which we receive quarterly cash distributions. At December 31, 2010, our assets consisted of the following partnership interests in ARLP: a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP; the IDRs in ARLP, which we hold through our 100% ownership interest in MGP; 15,544,169 common units of ARLP, representing approximately 42.3% of the common units of ARLP; and a 0.001% managing interest in Alliance Coal.

The following table summarizes the quarterly per unit distribution paid during the respective quarter:

	Year
	2010	2009	2008
First Quarter	$0.4525	$0.4025	$0.2875
Second Quarter	$0.4650	$0.4150	$0.2875
Third Quarter	$0.4825	$0.4275	$0.3525
Fourth Quarter	$0.5000	$0.4400	$0.3900

On January 28, 2011, we declared a quarterly distribution of $0.5275 per unit, totaling approximately $31.6 million, which was paid on February 18, 2011, to all unitholders of record on February 11, 2011.

11.	INCOME TAXES

ARLP’s indirect subsidiary, Alliance Service, is subject to federal and state income taxes. Alliance Service’s income is principally due to its subsidiary, Matrix Design. Alliance Service has minor temporary differences between Matrix Design’s financial reporting basis and the tax basis of its assets and liabilities. Components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$1,517	$620	$(312)
State	240	119	(30)

	1,757	739	(342)
Deferred:
Federal	(13)	(25)	(109)
State	(2)	(5)	(29)

	(15)	(30)	(138)

Income tax expense (benefit)	$1,742	$709	$(480)

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income taxes at statutory rate	$112,967	$67,570	$46,940
Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(111,345)	(66,939)	(47,402)
Increase/(decrease) resulting from:
State taxes, net of federal income tax	162	70	(6)
Other	(42)	8	(12)

Income tax expense (benefit)	$1,742	$709	$(480)

12.	NONCONTROLLING INTERESTS

We apply the provisions of FASB ASC 810, Consolidation, which were amended on January 1, 2009 by FASB ASC 810-10-65 and FASB ASC 810-10-45-16 and also amended on January 1, 2010 by ASU 2009-17 (Note 2).

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

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (Note 1) and prior to January 1, 2010, a third-party ownership interest in MAC. The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	December 31,
	2010	2009
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,816)	$(303,830)
Non-Affiliates (ARLP’s non-affiliate limited partners)	449,411	372,820
MAC	—	1,117
Accumulated other comprehensive loss attributable to noncontrolling interests	(10,583)	(9,684)

Total noncontrolling interests	$135,012	$60,423

The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The total obligation associated with ARLP’s LTIP is also included in the Non-Affiliates component of noncontrolling interest (Note 15).

For the year ending December 31, 2010, the noncontrolling interest designated as MAC represents a 50% third-party interest in MAC. The ARLP Partnership deconsolidated MAC on January 1, 2010 (Note 13).

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$50	$27	$18
Non-Affiliates (ARLP’s non-affiliate limited partners)	142,907	75,743	50,904
MAC	—	190	420

	$142,957	$75,960	$51,342

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Years Ended December 31,
	2010	2009	2008
Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$36	$33	$27
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	69,102	63,287	54,062

	$69,138	$63,320	$54,089

(1)	Distributions paid to noncontrolling Interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP Partnership agreement.

The Affiliate component of noncontrolling interests represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of December 31, 2010 and 2009 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

13.	MID-AMERICA CARBONATES

We apply the provisions of FASB ASC 810, Consolidation, which were amended on January 1, 2010. Based on our evaluation of these amendments, the ARLP Partnership deconsolidated MAC effective January 1, 2010 (Note 2).

White County Coal and Alexander J. House (“House”) entered into a limited liability company agreement in 2006 to form MAC, which manufactures and sells rock dust. Consistent with prior years, the ARLP Partnership has a 50% ownership interest in MAC. Previously, the ARLP Partnership consolidated MAC’s financial results in accordance with FASB ASC 810. However, based on the provisions of ASU 2009-17, the ARLP Partnership concluded that it is no longer the primary beneficiary of MAC and thus deconsolidated MAC as House has the power to direct the activities that most significantly impact the entity’s economic performance.

We adopted the amendments to FASB ASC 810 on January 1, 2010. As a result, the ARLP Partnership reclassified $1.1 million from noncontrolling interest in partners’ capital to other long-term assets in its consolidated balance sheets. The ARLP Partnership did not retrospectively apply the provisions of ASU 2009-17 as allowed by the amendments. The ARLP Partnership’s equity investment in MAC is $1.3 million at December 31, 2010.

In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with ARLP. By amendment effective April 1, 2008, the term of the Revolver was extended to June 30, 2009. On November 17, 2009, MAC entered into Amendment No. 2, effective June 30, 2009, which increased the Revolver to $1.75 million. The Revolver expired on December 31, 2010. At December 31, 2010, MAC owed ARLP $1.6 million under the Revolver, which is classified as Due from Affiliates on our consolidated balance sheets. MAC repaid the amount due under the Revolver in January 2011.

14.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The ARLP Partnership’s eligible employees currently participate in a defined contribution profit sharing and savings plan (“PSSP”) that it sponsors. The PSSP covers substantially all regular full-time employees. PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The ARLP Partnership makes matching contributions based on a percent of an employee’s eligible compensation and also makes an additional nonmatching contribution. The ARLP Partnership’s contribution expense for the PSSP was approximately $13.3 million, $11.2 million and $8.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase from 2009 to 2010 was primarily attributable to increased headcount and higher salaries and wages included in the matching calculation. The increase from 2008 to 2009 was primarily attributable to a greater number of PSSP participants principally due to changes in the defined benefit plan (the “Pension Plan”) described below and higher salaries and wages included in the matching calculation.

Defined Benefit Plan—Eligible employees at certain of the ARLP Partnership’s mining operations participate in a Pension Plan that it sponsors. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Effective during 2008, new employees of these participating operations are no longer eligible to participate in the Pension Plan, but are eligible to participate in the PSSP that the ARLP Partnership sponsors. Additionally, certain employees participating in the Pension Plan, for some of those participating operations, had the one-time option during 2008 to remain in the Pension Plan or participate in enhanced benefit provisions under the PSSP. The impact of the amendments to the Pension Plan was not material to the 2008 consolidated financial statements.

Beginning with the year ended December 31, 2009, we adopted amendments to FASB ASC 715, Compensation—Retirement Benefits. These amendments required us to provide more detailed annual disclosures of Pension Plan assets, concentrations of risk within Pension Plan assets, and valuation techniques used to measure the fair value of Pension Plan assets.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2010 and 2009 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2010 and 2009, respectively (dollars in thousands):

	2010	2009
Change in benefit obligations:
Benefit obligations at beginning of year	$57,790	$49,633
Service cost	2,214	2,580
Interest cost	2,924	3,083
Actuarial (gain) loss	(4,625)	3,369
Benefits paid	(1,025)	(875)

Benefit obligation at end of year	57,278	57,790

Change in plan assets:
Fair value of plan assets at beginning of year	38,094	29,681
Employer contribution	3,159	2,150
Actual return on plan assets	3,754	7,138
Benefits paid	(1,025)	(875)

Fair value of plan assets at end of year	43,982	38,094

Funded status at the end of year	$(13,296)	$(19,696)

Amounts recognized in balance sheet:
Non-current liability	$(13,296)	$(19,696)

	$(13,296)	$(19,696)

Amounts recognized in accumulated other comprehensive income consists of:
Net actuarial loss	$(11,673)	$(17,149)

Weighted-average assumptions as of December 31,
Discount rate	5.56%	5.88%
Expected rate of return on plan assets	8.35%	8.35%
Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	5.88%	6.15%
Expected return on plan assets	8.35%	8.35%

The actuarial gain component of the change in benefit obligation in 2010 was primarily attributable to an update in assumptions related to Pension Plan participant retirement age. The actuarial loss component of the change in benefit obligation in 2009 was primarily attributable to a decrease in the discount rate assumption.

The expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long term historical rates of return for each asset class. The Pension Plan’s expected long-term rate of return of 8.35% is determined by the above factors and an asset allocation assumption of 60.0% invested in domestic equity securities with an expected long-term rate of return of 8.46%, 20.0% invested in international equities with an expected long-term rate of return of 8.85% and 20.0% invested in fixed income securities with an expected long-term rate of return of 4.88%. Expected long-term rate of return is based on a 20 year average annual total return for each investment group. The actual return on plan assets was 10.4% and 23.7% for the years ended December 31, 2010 and 2009, respectively.

	2010	2009	2008
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,214	$2,580	$2,555
Interest cost	2,924	3,083	2,726
Expected return on plan assets	(3,270)	(2,518)	(3,368)
Amortization of net loss	366	1,499	30

Net periodic benefit cost	$2,234	$4,644	$1,943

	2010	2009
	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive income:
Net actuarial gain	$(5,110)	$(1,251)
Reversal of amortization item:
Net actuarial gain	(366)	(1,499)

Total recognized in accumulated other comprehensive income	(5,476)	(2,750)
Net periodic benefit cost	2,234	4,644

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(3,242)	$1,894

Estimated future benefit payments as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$1,174
2012	1,378
2013	1,627
2014	1,907
2015	2,219
2016-2020	17,086

$25,391

The ARLP Partnership expects to contribute $5.0 million to the Pension Plan in 2011. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2011 fiscal year is $0.5 million.

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

The ARLP Partnership had unfunded benefit obligations of approximately $13.3 million and $20.0 million at December 31, 2010 and 2009. In general, increases in benefit obligations will be offset by employer contributions and market returns. However, general market conditions may result in market losses. When the Pension Plan experiences market losses, significant variations in the funded status of the Pension Plan can, and often do, occur. Actuarial methods utilized in determining required future employer contributions take into account the long-term effect of market losses and result in increased future employer contributions, thus offsetting such market losses. Conversely, the long-term effect of market gains will result in decreased future employer contributions. Total account performance is to be reviewed at least annually, using a dynamic benchmark approach to track investment performance.

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

Asset allocations as of December 31,

	2010	2009
Domestic equity securities	59%	57%
Foreign equity securities	21%	15%
Fixed income securities/cash	20%	28%

	100%	100%

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

As required by FASB ASC 715, the following information discloses the fair values of the Pension Plan assets, by asset category, consist of the following for the periods indicated (in thousands):

	December 31, 2010			December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$839	$—	$—	$688	$—	$—
Equity securities (a): U.S. large-cap growth	6,151	—	—	5,515	—	—
U.S. large-cap value	5,922	—	—	5,331	—	—
International large-cap core	2,725	—	—	2,702	—	—
Fixed income securities:
U.S. Treasury securities (b)	1,552	—	—	1,812	—	—
Corporate bonds (c)	—	1,754	—	—	1,105	—
Preferred stock (a)	184	—	—	134	—	—
Taxable municipal bonds (c)	—	271	—	—	219	—
International bonds (c)	—	673	—	—	343	—
Equity mutual funds (d):
U.S. large-cap growth	—	225	—	—	—	—
U.S. large-cap value	—	747	—	—	866	—
U.S. mid-cap growth	—	4,172	—	—	2,739	—
U.S. mid-cap value	—	4,059	—	—	3,862	—
U.S. small cap growth	—	2,627	—	—	1,781	—
U.S. small cap value	—	2,195	—	—	1,529	—
International	—	4,020	—	—	2,516	—
Emerging Markets	—	2,534	—	—	517	—
Fixed income mutual funds (d):
U.S. treasury and agency	—	—	—	—	739	—
Corporate bond	—	879	—	—	808	—
Mortgage backed-securities	—	722	—	—	1,332	—
Intermediate investment grade bond	—	1,016	—	—	2,804	—
High yield bond	—	644	—	—	564	—
International bond	—	297	—	—	230	—
Stock market index options (e):
Puts	—	212	—	—	26	—
Calls	—	(438)	—	—	(68)	—

Total	$17,373	$26,609	$—	$16,182	$21,912	$—

(a)	Equity securities include investments in publicly-traded common stock and preferred stock. Publicly-traded common stocks are traded on a national securities exchange and investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned.

(b)	U.S. Treasury securities include agency and treasury debt. These investments are valued using dealer quotes in an active market.

(c)	Bonds are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. The corporate bonds and notes category is primarily comprised of U.S. dollar denominated, investment grade securities. Less than 5 percent of the securities have a rating below investment grade. The ARLP Partnership classified its investments in bond fixed income securities as Level 2 measurements at December 31, 2010 and reclassified prior year amounts for consistency with its current year presentation.

(d)	Mutual funds are valued daily in actively traded markets by an independent custodian for the investment manager. For purposes of calculating the value, portfolio securities and other assets for which market quotes are readily available are valued at market value. Market value is generally determined on a basis of last reported sales prices, or if not sales are reported, based on quotes obtained from a quotation reporting system, established market makers, or pricing services. Investments initially valued in currencies other than the U.S. dollars are converted to the U.S. dollar using exchange rates obtained from pricing services.

(e)	Options are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, reported trades, issuer spreads, and/or other applicable reference data.

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

15.	COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership. The ARLP LTIP awards are of non-vested “phantom” or notional units, which upon the satisfaction of vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units. Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to the review and approval of the MGP Compensation Committee. The aggregate number of units reserved for issuance under the ARLP LTIP was 1.2 million prior to October 23, 2009. On October 23, 2009, the ARLP LTIP was amended to increase the number of common units available for issuance from 1.2 million to 3.6 million.

On January 26, 2010, the MGP Compensation Committee determined that the vesting requirements for the 2007 grants of 88,975 restricted units (which is net of 4,500 forfeitures) had been satisfied as of January 1, 2010. As a result of this vesting, on February 12, 2010, the ARLP Partnership issued 55,826 unrestricted common units to ARLP LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the ARLP LTIP participants. On January 25, 2011, the MGP Compensation Committee authorized additional grants up to 110,000 restricted units, of which 106,330 were granted.

During the years ended December 31, 2010 and 2009, the three months ended December 31, 2008 and the nine months ended September 30, 2008, the ARLP Partnership issued grants of 138,130 units, 9,625 units, 141,145 units and 93,600 units, respectively. Grants issued during the year ended December 31, 2010 vest on January 1, 2013. Grants issued during the year ended December 31, 2009 and the three months ended December 31, 2008 vest on January 1, 2012. Grants issued during the nine months ended September 30, 2008 vest on January 1, 2011. Vesting of all grants is subject to the satisfaction of certain financial tests that management currently believes it is probable will be satisfied. As of December 31, 2010, 9,777 of these outstanding ARLP LTIP grants have been forfeited. On January 25, 2011, the MGP Compensation Committee determined that the vesting requirements for the 2008 grants of 91,100 restricted units (which is net of 2,500 forfeitures) had been satisfied as of January 1, 2011. As a result of this vesting, on February 11, 2011, the ARLP Partnership issued 58,886 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax obligations of the ARLP LTIP participants. After consideration of the January 1, 2011 vesting and subsequent issuance of 58,886 common units, 2.3 million units remain available for issuance in the future, assuming that all grants issued in 2009 and 2010 and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

For the years ended December 31, 2010, 2009 and 2008, ARLP LTIP expense was $4.1 million, $3.6 million and $3.3 million, respectively. The total obligation associated with the ARLP LTIP as of December 31, 2010 and 2009 was $7.6 million and $6.8 million, respectively, and is included in the noncontrolling interests line item in our consolidated balance sheets.

The fair value of the 2010, 2009 and 2008 grants is based upon the intrinsic value at the date of grant, which was $39.59, $25.60 and $31.27 per restricted unit, respectively, on a weighted average basis. The ARLP Partnership expects to settle the non-vested ARLP LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy the minimum statutory tax withholding requirements. As provided under the distribution equivalent rights provision of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distribution the ARLP Partnership makes to unitholders during the vesting period.

A summary of non-vested ARLP LTIP grants as of and for the year ended December 31, 2010 is as follows:

Non-vested grants at January 1, 2010	332,845
Granted	138,130
Vested	(88,975)
Forfeited	(9,277)

Non-vested grants at December 31, 2010	372,723

As of December 31, 2010, there was $4.8 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2010, the intrinsic value of the non-vested ARLP LTIP grants was $24.5 million.

The ARLP Partnership has a Supplemental Executive Retirement Plan (the “SERP”) to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of “phantom” ARLP units, which upon vesting, for accounts payable on or prior to January 1, 2011, were paid to participants in cash only. The SERP is administered by the MGP Compensation Committee.

For the years ended December 31, 2010, 2009 and 2008, the ARLP Partnership recorded SERP expense (income) of $3.0 million, $2.1 million and $(0.5) million, respectively. The increase in SERP expense in 2010 and 2009 was principally attributable to an increase in the market value of ARLP’s common units from the beginning of the year to the end of the year. The SERP income for the year ended December 31, 2008 resulted from lower unit-based compensation accruals due to a decrease in market value of ARLP common units from the beginning of the year to the end of the year. The total accrued liability associated with the SERP plan was $7.3 million and $4.7 million as of December 31, 2010 and 2009, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

Our directors and MGP’s directors may participate in separate Deferred Compensation Plans (collectively, the “Deferred Compensation Plans”). Pursuant to the Deferred Compensation Plans, for deferred amounts, a notional account is established and credited with notional common units of AHGP or ARLP, as appropriate, which are described in the plans as “phantom” units. The number of phantom units credited is determined by dividing the amount deferred by the average closing unit price for the ten trading days immediately preceding the deferral date. When quarterly cash distributions are made with respect to AHGP or ARLP common units, an amount equal to such quarterly distribution is credited to the notional account as additional phantom units.

Effective for accounts that become payable after January 1, 2011, both the Deferred Compensation Plans and the SERP require that vested benefits be paid to participants in only common units of AHGP or ARLP, as appropriate, rather than cash. As a result, during January 2011, the vested units under each plan were reclassified to partners’ capital or noncontrolling interest, as appropriate, in accordance with FASB ASC 718, Compensation-Stock Compensation. In addition, the effect of the phantom units associated with our plan will be considered in the calculation of earnings per unit (“EPU”) beginning in the March 31, 2011 quarterly period. We do not expect the inclusion of these phantom units in the calculation of EPU to have a material impact on our consolidated financial statements.

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

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash Paid For:
Interest	$30,787	$32,186	$22,920

Income taxes	$1,803	$226	$—

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$13,339	$20,819	$15,092

Non-cash contribution by limited partner - affiliate	$—	$—	$620

Market value of ARLP common units vested in ARLP’s Long-Term Incentive Plan before minimum statutory tax withholding requirements	$3,396	$2,333	$3,658

17.	ASSET RETIREMENT OBLIGATIONS

The majority of the ARLP Partnership’s operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), which establish reclamation and mine closing standards. These regulations, among other requirements, require restoration of property in accordance with specified standards and an approved reclamation plan. The ARLP Partnership accounts for its asset retirement obligations in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. The ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.

Discounting resulted in reducing the accrual for asset retirement obligations by $72.8 million and $68.0 million at December 31, 2010 and 2009, respectively. Estimated payments of asset retirement obligations as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$2,182
2012	2,490
2013	1,012
2014	617
2015	2,871
Thereafter	121,806

Aggregate undiscounted asset retirement obligations	130,978
Effect of discounting	(72,751)

Total asset retirement obligations	58,227
Less: current portion	(2,182)

Asset retirement obligations	$56,045

The following table presents the activity affecting the asset retirement and mine closing liability (in thousands):

	Year ended December 31,
	2010	2009
Beginning balance	$55,851	$58,589
Accretion expense	2,574	2,678
Payments	(966)	(556)
Allocation of liability associated with acquisition, mine development and change in assumptions	768	(4,860)

Ending balance	$58,227	$55,851

For the year ended December 31, 2010, the allocation of liability associated with acquisition, mine development and change in assumptions is a net increase of $0.8 million was primarily attributable to increased refuse site reclamation disturbances at the ARLP Partnership’s Hopkins County Coal operation and new mine development work at Tunnel Ridge, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates. These increases were offset in part by a reduction in the impoundment cover material at Pontiki and MC Mining.

For the year ended December 31, 2009, the allocation of liability associated with acquisition, mine development and change in assumptions is a net decrease of $4.9 million, and was primarily attributable to decreased refuse site reclamation disturbances at the ARLP Partnership’s Hopkins County Coal operation and the impact of favorable permit requirements regarding reduced liner and cover necessary for refuse storage at Gibson County Coal, as well as overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, and fluctuations in projected mine life estimates for coal reserve increases and decreases across all operations offset in part by increased surface disturbances as a result of the new mine development work at Tunnel Ridge and River View.

18.	ACCRUED WORKERS’ COMPENSATION AND PNEUMOCONIOSIS BENEFITS

Certain of the ARLP Partnership’s mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969 (“CMSHA”), as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents. In addition, the ARLP Partnership is liable for workers’ compensation benefits for traumatic injuries. Both black lung and traumatic claims are covered through the ARLP Partnership’s self-insured programs.

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

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers’ compensation laws also compensate survivors or workers who suffer employment related deaths. The ARLP Partnership’s liability for traumatic injury claims is the estimated present value of current workers’ compensation benefits, based on its actuarial estimates. The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 5.38% and 5.80% at December 31, 2010 and 2009, respectively, and for workers’ compensation was 4.70% and 5.27% at December 31, 2010 and 2009, respectively.

The black lung and workers’ compensation expense consists of the following components for the year ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Black lung benefits:
Service cost	$2,359	$2,187	$1,415
Interest cost	1,857	1,535	1,641
Net amortization	(176)	(536)	(745)

Total black lung	4,040	3,186	2,311
Workers’ compensation expense	16,776	21,585	18,395

Total expense	$20,816	$24,771	$20,706

The following is a reconciliation of the changes in workers’ compensation liability (including current and long-term liability balances) at December 31, 2010 and 2009 (in thousands):

	2010	2009
Beginning balance	$63,220	$56,671
Accruals	20,047	18,466
Payments	(9,944)	(12,534)
Interest accretion	3,332	3,455
Valuation gain	(8,968)	(2,838)

Ending balance	$67,687	$63,220

The following is a reconciliation of the changes in black lung benefit obligations at December 31, 2010 and 2009 (in thousands):

	2010	2009
Benefit obligations at beginning of year	$34,855	$31,970
Service cost	2,359	2,187
Interest cost	1,857	1,535
Actuarial loss (gain)	6,871	(536)
Benefits and expenses paid	(276)	(301)

Benefit obligations at end of year	$45,666	$34,855

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for black lung and workers’ compensation benefits at December 31, 2010 and 2009 (in thousands):

	2010	2009
Black lung claims	$45,666	$34,855
Workers’ compensation claims	67,687	63,220

Total obligations	113,353	98,075
Less current portion	(8,518)	(9,886)

Non-current obligations	$104,835	$88,189

Both the black lung and workers’ compensation obligations were unfunded at December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the ARLP Partnership had $69.6 million and $66.9 million, respectively, in surety bonds and letters of credit outstanding to secure its workers’ compensation obligations.

The Patient Protection and Affordable Care Act, which was signed into law by President Obama on March 23, 2010, amended previous legislation related to coal workers’ black lung providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to the ARLP Partnership’s current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to its black lung obligation at the measurement date. As of December 31, 2010, the ARLP Partnership recorded this estimate as an increase to its black lung liability and a decrease to its actuarial gain included in accumulated other comprehensive income on our consolidated balance sheet. This increase to its obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as the ARLP Partnership does not have sufficient information to determine what, if any, claims will be filed until regulations are issued. The ARLP Partnership will continue to evaluate the impact of these changes on such claims and record any necessary changes in the period in which the impact is estimable. For more information, please read “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Health Care Reform” of this Annual Report on Form 10-K.

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

AGP—Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The amounts billed by AGP to us include $0.7 million, $0.5 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, for costs principally related to the Directors Annual Retainer and Deferred Compensation Plan.

C-Holdings—At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Mr. Craft, as the lender (Note 8). For the years ended December 31, 2010, 2009 and 2008, we did not incur any interest expense or commitment fees to C-Holdings.

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

MAC (Note 13)—In September 2007, MAC entered into a $1.5 million Revolver with ARLP. By amendment effective April 1, 2008, the term of the Revolver was extended to June 30, 2009. On November 17, 2009, MAC entered into Amendment No. 2, effective June 30, 2009, which increased the Revolver to $1.75 million. The Revolver expired on December 31, 2010. At December 31, 2010, MAC owed ARLP $1.6 million under the Revolver, which is classified as Due from Affiliates on our consolidated balance sheets. MAC repaid the amount due under the Revolver in January 2011.

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

Administrative Services— On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP. The Administrative Services Agreement supersedes the administrative services agreement signed in connection with our initial public offering in 2006. Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, from ARH II. This administrative service revenue is included in other sales and operating revenues in our consolidated statements of income.

Affiliate Contribution—During 2008, an affiliated entity controlled by Mr. Craft contributed to us 25,898 of our common units valued at approximately $0.6 million at the time of contribution and $0.8 million of cash for the purpose of funding certain expenses associated with the ARLP Partnership’s employee compensation programs. Upon our receipt of the contribution, we immediately contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. Concurrent with this contribution, Alliance Coal distributed the common units to certain employees and recognized compensation expense of $1.4 million. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

SGP Land, LLC—On May 2, 2007 SGP Land, a subsidiary of SGP controlled by Mr. Craft, entered into a time sharing agreement with Alliance Coal concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time sharing agreement as amended, the ARLP Partnership reimbursed SGP Land $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, for use of the aircraft.

On January 28, 2008, effective January 1, 2008, the ARLP Partnership acquired, through its subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land. The purchase price was $13.3 million. At the time of the ARLP Partnership’s acquisition, these reserves were leased by SGP Land to the ARLP Partnership’s subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through the mineral leases and sublease agreements described below. Those mineral leases and sublease agreements between SGP Land and the ARLP Partnership’s subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million to the base lessors, are eliminated in our consolidated financial statements as of December 31, 2010 and 2009.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during each of the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, $2.1 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP—In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH. In connection with this acquisition, the ARLP Partnership assumed a coal lease with the SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, $17.9 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production. In August 2010, the coal lease was amended to include approximately 34.4 million additional clean tons of recoverable coal reserves in the proven and probable categories.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to match the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2010, 2009 and 2008.

The ARLP Partnership has a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the lease, the ARLP Partnership will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for each of the years ended December 31, 2010, 2009 and 2008 was $2.6 million. Effective February 1, 2011, the lease was amended to extend the term through January 2017 and modify other terms, including reducing the monthly payments to approximately $50,000.

The ARLP Partnership has agreements with two banks to provide letters of credit in an aggregate amount of $31.1 million (Note 8). At December 31, 2010, the ARLP Partnership had $30.7 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. SGP does not charge the ARLP Partnership for this guarantee. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FASB ASC 460, Guarantees, and does not impact our consolidated financial statements.

20.	COMMITMENTS AND CONTINGENCIES

Commitments—The ARLP Partnership leases buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. The ARLP Partnership also has a noncancelable lease with SGP (Note 19) and a noncancelable lease for equipment under a capital lease obligation. Future minimum lease payments are as follows (in thousands):

		Other Operating Leases
Year Ending December 31,	Capital Lease	Affiliate	Others	Total
2011	$346	$456	$1,445	$1,901
2012	141	—	763	763
2013	84	—	367	367
2014	13	—	367	367
2015	—	—	367	367
Thereafter	—	—	1,010	1,010

Total future minimum lease payments	$584	$456	$4,319	$4,775

Less: amount representing interest	(124)

Present value of future minimum lease payments	460
Less: current portion	(295)

Long-term capital lease obligation	$165

Rental expense (including rental expense incurred under operating lease agreements) was $7.2 million, $6.0 million and $5.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The ARLP Partnership’s subsidiary, Mettiki (WV), entered into a capital lease agreement with Joy Technologies Inc., d/b/a Joy Mining Machinery, a Delaware corporation, on May 22, 2006, with an in-service date of November 20, 2006. The lease is a 5-year noncancelable lease with monthly rental payments of $42,930 and has one renewal period for 2 years with monthly rental payments of $24,680. The effective interest rate on the capital lease is 6.195%.

Contractual Commitments—In connection with planned capital projects, the ARLP Partnership had contractual commitments of approximately $86.8 million at December 31, 2010. As of December 31, 2010, the ARLP Partnership had commitments to purchase, from external production sources, coal at an estimated cost up to $14.1 million in 2011.

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

The matters referenced in the previous paragraph include, but are not limited to, the Rector v. White County Coal, LLC lawsuit, which is a royalty dispute involving certain coal leases that had previously terminated. Plaintiffs had alleged damages of $33 million or more and had also asserted a claim for punitive damages. During November 2010, the court found in favor of the plaintiffs in the amount of $3.4 million of back royalty payments through August 2009 plus $0.4 million in related interest through the judgment date. The court also awarded plaintiffs overriding royalties on future coal production after August 2009, plus interest, which the ARLP Partnership estimates to total approximately $0.6 million through December 31, 2010 and approximately $2.1 million of royalties in the subsequent five years. The decision by the court did not have a material adverse effect on the ARLP Partnership’s business, financial position or results of operations. The ARLP Partnership continues to believe plaintiffs’ claims are without merit and is vigorously appealing the decision. Plaintiffs have cross appealed on the issue of future royalties, asking to be awarded the present value of the future royalties. This legal matter is also discussed in Part I, Item 3. “Legal Proceedings.”

Other—During September 2010, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective October 1, 2010. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence excluding a $1.5 million deductible for property damage, a 60-day waiting period for business interruption and a $10.0 million overall aggregate deductible. The aforementioned property and casualty insurance coverages, effective October 1, 2010, replaced the ARLP Partnership’s prior year 14.7% participation rate with the deductibles mentioned above. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

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

		Year Ended December 31,
	Segment (Note 22)	2010 (1)	2009	2008
Customer A	Illinois Basin	$279,516	$120,915	$127,439
Customer B	Illinois Basin	191,225	140,921	131,198
Customer C	Northern Appalachia	—	129,265	161,359
Customer D	Illinois Basin	—	122,961	121,550

Trade accounts receivable from these customers totaled approximately $35.9 million and $38.0 million at December 31, 2010 and 2009, respectively. The ARLP Partnership’s bad debt experience has historically been insignificant. Financial conditions of the ARLP Partnership’s customers could result in a material change to its bad debt expense in future periods. The ARLP Partnership has various coal agreements with its significant customers with expiration dates ranging from 2011 to 2016.

(1) Customer C & D are below the 10% threshold of total revenues for 2010.

22.	SEGMENT INFORMATION

The ARLP Partnership operates in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users. The ARLP Partnership aggregates multiple operating segments into four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three reportable segments correspond to the three major coal producing regions in the eastern U.S. Similar economic characteristics for the ARLP Partnership’s operating segments within each of these three reportable segments include coal quality, coal seam height, mining and transportation methods and regulatory issues.

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal’s Dotiki mining complex, Gibson County Coal’s Gibson North mining complex, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior’s mining complex, River View’s mining complex which initiated operations in 2009, the Sebree property, the Gibson South property and certain properties of Alliance Resource Properties and its wholly-owned subsidiary, ARP Sebree, LLC. The ARLP Partnership is in the process of permitting the Gibson South property and the Sebree property for future mine development.

The Central Appalachian reportable segment is comprised of two operating segments, the Pontiki and MC Mining mining complexes.

The Northern Appalachian reportable segment is comprised of multiple operating segments, including Mettiki (MD)’s mining complex, Mettiki (WV)’s Mountain View mining complex, two small third-party mining operations, a mining complex currently under construction at Tunnel Ridge and the Penn Ridge property. In May 2010, incidental production began from mine development activities at Tunnel Ridge, however, longwall production is not anticipated until early 2012. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

Other and Corporate includes ARLP Partnership and AHGP marketing and administrative expenses, Matrix Design, Alliance Design (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), the Mt. Vernon dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in MAC and certain properties of Alliance Resource Properties. Reportable segment results as of and for the years ended December 31, 2010, 2009 and 2008 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Reportable segment results as of and for the year ended December 31, 2010 were as follows:

Total revenues (2)	$1,202,442	$165,175	$219,211	$44,730	$(21,815)	$1,609,743
Segment Adjusted EBITDA Expense (3)	717,040	128,318	163,876	38,743	(21,815)	1,026,162
Segment Adjusted EBITDA (4)	460,592	36,714	46,702	5,989	—	549,997
Total assets	745,626	81,818	313,515	367,199	(4,086)	1,504,072
Capital expenditures	149,149	10,012	128,961	1,752	—	289,874

Reportable segment results as of and for the year ended December 31, 2009 were as follows:

Total revenues (2)	$883,800	$181,029	$148,253	$40,012	$(22,492)	$1,230,602
Segment Adjusted EBITDA Expense (3)	532,549	138,412	124,176	30,789	(22,122)	803,804
Segment Adjusted EBITDA (4)	315,542	41,149	15,552	9,192	(370)	381,065
Total assets	725,243	86,011	199,443	45,999	(2,429)	1,054,267
Capital expenditures	228,522	14,895	81,009	3,736	—	328,162

Reportable segment results as of and for the year ended December 31, 2008 were as follows:

Total revenues (2)	$748,369	$207,645	$187,603	$23,138	$(10,614)	$1,156,141
Segment Adjusted EBITDA Expense (3)	522,575	157,575	134,800	20,441	(10,636)	824,755
Segment Adjusted EBITDA (4)	194,410	52,812	39,480	7,856	22	294,580
Total assets	543,175	88,745	136,515	264,264	(73)	1,032,626
Capital expenditures (5)	141,843	11,303	19,986	3,350	—	176,482

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from Matrix Group and MAC (for 2009 and 2008 only, see Note 13) to the ARLP Partnership’s mining operations.

(2)	Revenues included in the Other and Corporate column are primarily attributable to Matrix Group revenues, Mt. Vernon transloading revenues, MAC rock dust revenues (for 2009 and 2008 only, see Note 13) and brokerage sales (2010 and 2009 only).

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and consequently it does not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Year Ended December 31,
	2010	2009	2008
Segment Adjusted EBITDA Expense	$1,026,162	$803,804	$824,755
Outside coal purchases	(17,078)	(7,524)	(23,776)
Other income	851	1,247	875

Operating expenses (excluding depreciation, depletion and amortization)	$1,009,935	$797,527	$801,854

(4)	Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, net interest expense, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership’s revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income below (in thousands):

	Year Ended December 31,
	2010	2009	2008
Consolidated Segment Adjusted EBITDA	$549,997	$381,065	$294,580
General and administrative	(54,215)	(42,875)	(38,857)
Depreciation, depletion and amortization	(146,881)	(117,524)	(105,278)
Interest expense, net	(29,858)	(29,781)	(18,369)
Income tax (expense) benefit	(1,742)	(709)	480

Net income	$317,301	$190,176	$132,556

(5)	Capital expenditures do not include acquisition of coal reserves and other assets in the Illinois Basin of $29.8 million for the year ended December 31, 2008 separately reported in our consolidated statements of cash flows.

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results in 2010 and 2009 is as follows (in thousands, except unit and per unit data):

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010 (1)
Revenues	$380,617	$400,249	$410,356	$418,521
Income from operations	82,304	92,682	79,207	93,857
Net income	74,442	85,174	71,086	86,599
Net income of AHGP	41,028	46,234	39,484	47,598
Basic and diluted net income per limited partner unit	$0.69	$0.77	$0.66	$0.80
Weighted average number of units outstanding – basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009 (1)
Revenues	$329,191	$303,798	$299,537	$298,076
Income from operations	79,698	48,250	44,002	47,469
Net income	72,164	41,141	35,989	40,882
Net income of AHGP	38,826	25,709	23,689	25,992
Basic and diluted net income per limited partner unit	$0.65	$0.43	$0.40	$0.43
Weighted average number of units outstanding – basic	59,863,000	59,863,000	59,863,000	59,863,000

(1)	The comparability of our December 31, 2010 and 2009 quarterly results were affected by a $13.9 million and $6.4 million decrease in the ARLP Partnership’s workers’ compensation liability, excluding discount rate changes, due to the completion of its annual actuarial study, which reflected a favorable development in the ARLP Partnership’s disability emergence patterns and claims estimates, as well as improved visibility of Mettiki (WV) claims experience.

24.	SUBSEQUENT EVENTS

Other than those events described in Notes 4, 10, 15 and 19, there were no other subsequent events.

SCHEDULE II

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Balance At Beginning of Year	Additions Charged to Income	Deductions	Balance At End of Year
(in thousands)
2010
Allowance for doubtful accounts	$—	$—	$—	$—

2009
Allowance for doubtful accounts	$—	$—	$—	$—

2008
Allowance for doubtful accounts	$—	$—	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) was performed as of the end of the period covered by the report. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the AHGP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The AHGP Partnership’s internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that the AHGP Partnership’s assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the AHGP Partnership’s internal control over financial reporting. Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2010 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the AHGP Partnership.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2010, the AHGP Partnership’s internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Deloitte & Touche LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) in the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the

General Partner and the Partners of

Alliance Holdings GP, L.P.:

We have audited the internal control over financial reporting of Alliance Holdings GP, L.P. and subsidiaries (the “AHGP Partnership”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The AHGP Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the AHGP Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the AHGP Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the AHGP Partnership and our report dated March 8, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma

March 8, 2011

ITEM 9B.	OTHER INFORMATION

Federal Mine Safety and Health Act Information

Workplace safety is fundamental to the ARLP Partnership’s culture. The ARLP Partnership’s operating subsidiaries empower their employees to be actively involved in continuous efforts to prevent accidents. By providing a work environment that rewards safety and encourages employee participation in the safety process, its mining operations strive to be the leaders in safety performance in its industry.

The ARLP Partnership is also a leader in developing and implementing new technologies to improve safety throughout the industry. For example, the ARLP Partnership’s subsidiary Matrix Design recently announced the development of two innovative technologies designed to improve safety in underground mining operations – a portable, wireless communication and electronic tracking system designed to allow surface personnel the ability to communicate with and locate underground mining personnel and a proximity detection system designed to improve the safety of continuous mining units used in underground operations. Matrix Design has completed installation of its communication and tracking system at all of the ARLP Partnership’s operating subsidiaries and has either installed or received orders to install this vital safety system at over half of the operating underground coal mines in the U.S. In addition, Matrix Design has installed and is conducting field tests on sixteen of its proximity detection systems at eight of the ARLP Partnership’s operating subsidiaries’ underground coal mines.

The ARLP Partnership’s industry is focused on improving employee safety and its safety performance is continuously monitored, including through the mining industry standard of “non-fatal days lost”, or “NFDL”, which reflects both the frequency and severity of injuries incurred and, the ARLP Partnership believes, is a better measure of safety performance than compliance statistics. As indicated in the chart below, these efforts have resulted in significant safety improvements as the industry average NFDL, as reported(a) by the MSHA, has decreased approximately 59% since 1998.

(a)	Data compiled for all U.S. underground bituminous coal mines and related surface facilities from the MSHA report “Mine Injury and Worktime, Quarterly Closeout Edition.” Data for 1998 through 2009 reflects the “January – December, Final” report for each year. Data for 2010 reflects the “January – December, Preliminary” report.

During this same time period, the combined NFDL rating of the ARLP Partnership’s operating subsidiaries has averaged approximately one-third better than the industry average. The average NFDL rating of its operating subsidiaries allowed the ARLP Partnership to achieve in 2010 its best annual NFDL results in its history.

The ARLP Partnership’s mining operations are subject to extensive and stringent compliance standards established pursuant to the FMSHA, as amended by the MINER Act, (as amended, the “Mine Act”). MSHA monitors and rigorously enforces compliance with these standards, and its mining operations are inspected frequently. During the three and twelve months ended December 31, 2010, the ARLP Partnership’s mines were subject to 1,535 and 5,778 MSHA inspection days, respectively, with an average of only 0.18 and 0.20 “significant and substantial”, or “S&S”, citations written per inspection day, respectively.

The ARLP Partnership endeavors to comply at all times with all Mine Act regulations. However, the Mine Act has been construed as authorizing MSHA to issue citations and orders pursuant to the legal doctrine of strict liability, or liability without fault. If, in the opinion of an MSHA inspector, a condition exists that violates the Mine Act or regulations promulgated thereunder, then a citation or order will be issued regardless of whether the ARLP Partnership had any knowledge of, or fault in, the existence of that condition. Many of the Mine Act standards include one or more subjective elements, so that issuance of a citation often depends on the opinions or experience of the MSHA inspector involved and the frequency of citations will vary from inspector to inspector.

The number of citations issued also is affected by the size of the mine, in that the number of citations issued generally increases with the size of the mine. The ARLP Partnership’s mines typically are larger in scale than most underground coal mines in the U.S. in terms of area, production and employee hours.

The ARLP Partnership takes all allegations of violations of Mine Act standards seriously, and if it disagrees with the assertions of an MSHA inspector, the ARLP Partnership exercises its right to challenge those findings by “contesting” the citation or order pursuant to the procedures established by the Mine Act and its regulations. During 2010, the ARLP Partnership’s operating subsidiaries have contested approximately 25% of all citations and the majority of S&S citations issued by MSHA inspectors. These contest proceedings frequently result in the dismissal or modification of previously issued citations, substantial reductions in the penalty amounts originally assessed by MSHA, or both.

The Dodd–Frank Act requires issuers to include in periodic reports filed with the SEC certain information relating to citations or orders for violations of standards under the Mine Act. Responding to that legislation, the ARLP Partnership reports that, for the three and twelve months ended December 31, 2010, none of its operating subsidiaries (a) received any violations under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) received any MSHA written notice under Mine Act section 104(e) of a pattern of violations of mandatory health or safety standards or the potential to have such a pattern, or (c) had any legal proceedings (i.e. appeals before the Federal Mine Safety and Health Review Commission (the “Commission”)) pending. The ARLP Partnership has contests of 192 and 931 citations or orders pending before the administrative law judges of the Commission that were initiated during the three and twelve months ended December 31, 2010, respectively, and that involve all types of citations (i.e., not only S&S citations). The ARLP Partnership had one fatality during the three months ended December 31, 2010 and three fatalities during the twelve months ended December 31, 2010.

The following table sets out additional information required by the Dodd–Frank Act for the three months ended December 31, 2010. The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system and /or other factors.

Subsidiary Name (1)	Section 104(a) Citations(2)	Section 104(b) Orders(3)	Section 104(d) Citations and Orders(4)	Section 107(a) Orders(5)	Total Proposed Assessments (in thousands)(6)
Illinois Basin Operations
Webster County Coal, LLC (KY)	61	—	1	—	$39.0
Warrior Coal, LLC (KY)	31	—	—	—	$22.8
Hopkins County Coal, LLC (KY)	19	—	—	—	$12.1
River View Coal, LLC (KY)	25	—	—	—	$0 .9
White County Coal, LLC (IL)	18	—	—	—	$2.7
Gibson County Coal, LLC (IN)	36	—	4	—	$64.1

Central Appalachian Operations
Pontiki Coal, LLC (KY)	25	1	—	—	$60.9
MC Mining, LLC (KY)	43	1	2	2	$174.7

Northern Appalachian Operations
Mettiki Coal, LLC (MD)	—	—	—	—	$—
Mettiki Coal (WV), LLC	9	—	—	—	$6.4
Tunnel Ridge, LLC (PA/WV)	8	—	—	—	$0.7

The following table sets out additional information required by the Dodd–Frank Act for the twelve months ended December 31, 2010:

Subsidiary Name (1)	Section 104(a) Citations(2)	Section 104(b) Orders(3)	Section 104(d) Citations and Orders(4)	Section 107(a) Orders(5)	Total Proposed Assessments (in thousands)(6)
Illinois Basin Operations
Webster County Coal, LLC (KY)	227	—	5	—	$549.4
Warrior Coal, LLC (KY)	138	—	1	—	$197.5
Hopkins County Coal, LLC (KY)	81	1	—	—	$93.8
River View Coal, LLC (KY)	112	—	1	1	$64.2
White County Coal, LLC (IL)	120	—	4	—	$252.5
Gibson County Coal, LLC (IN)	98	—	5	—	$224.9

Central Appalachian Operations
Pontiki Coal, LLC (KY)	127	1	1	—	$401.5
MC Mining, LLC (KY)	148	3	2	3	$386.1

Northern Appalachian Operations
Mettiki Coal, LLC (MD)	10	—	—	—	$5.2
Mettiki Coal (WV), LLC	46	—	—	—	$41.1
Tunnel Ridge, LLC (PA/WV)	19	—	—	—	$2.7

(1)	The statistics reported for each of the ARLP Partnership’s subsidiaries listed above include all components of the mining complex involved and therefore may involve multiple MSHA identification numbers. Any S&S citations or orders issued to its subsidiary, Excel, are included in the statistics for either Pontiki Coal or MC Mining, depending on the mining complex involved.

(2)	Mine Act section 104(a) citations shown above are for alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury.

(3)	Mine Act section 104(b) orders are for alleged failures to totally abate a citation within the period of time specified in the citation.

(4)	Mine Act section 104(d) citations and orders are for an alleged unwarrantable failure (i.e. aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.

(5)	Mine Act section 107(a) orders are for alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated and result in orders of immediate withdrawal from the area of the mine affected by the condition.

(6)	Amounts shown include assessments proposed by MSHA during the three months and twelve months ended December 31, 2010 on the citations and orders reflected in this chart.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE GENERAL PARTNER

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our general partner. The following table shows information for current executive officers and members of the Board of Directors of our general partner. Executive officers and directors are elected until death, resignation, retirement, disqualification, or removal.

Name	Age	Position With Our General Partner [1]
Joseph W. Craft III	60	Chairman of the Board, President and Chief Executive Officer
Brian L. Cantrell	51	Senior Vice President and Chief Financial Officer
R. Eberley Davis	54	Senior Vice President, General Counsel and Secretary
Robert G. Sachse	62	Executive Vice President—Marketing
Charles R. Wesley	56	Executive Vice President
Thomas M. Wynne	54	Senior Vice President and Chief Operating Officer
Thomas M. Davidson, Sr.	74	Director and Member of Audit and Conflicts* Committees
Robert J. Druten	63	Director and Member of Audit and Conflicts Committees
Michael J. Hall	66	Director and Member of Audit* Committee

*	Indicates Chairman of Committee

[1]	Messrs. Sachse, Wesley and Wynne are officers of subsidiaries of our general partner as noted in their biographies below.

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

R. Eberley Davis has been Senior Vice President, General Counsel and Secretary since February 2007. Mr. Davis also serves as Senior Vice President, General Counsel and Secretary of MGP, the managing general partner of ARLP. Mr. Davis has over 25 years experience in the coal and energy industries. From 2003 to February 2007, Mr. Davis practiced law in the Lexington, Kentucky office of Stoll Keenon Ogden PLLC. Prior to joining Stoll Keenon Ogden, Mr. Davis was Vice President, General Counsel and Secretary of Massey Energy Company for one year. Mr. Davis also served in various positions, including Vice President and General Counsel, for Lodestar Energy, Inc. from 1993 to 2002. Mr. Davis is an alumnus of the University of Kentucky, where he received a Bachelor of Arts degree in Economics and his Juris Doctorate degree. He also holds a Masters of Business Administration degree from the University of Kentucky. Mr. Davis is a Trustee of the Energy and Mineral Law Foundation, and a member of the American, Kentucky and Fayette County Bar Associations.

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

Charles R. Wesley became a Director of MGP in January 2009 and has been Executive Vice President of MGP since March 2009. Mr. Wesley has served in a variety of capacities since joining the company in 1974, including as Senior Vice President—Operations from August 1996 through February 2009. Mr. Wesley is a former Chairman of the Board of Directors of the Kentucky Coal Association and also has served the industry as past President of the West Kentucky Mining Institute and National Mine Rescue Association Post 11, and as a director of the Kentucky Mining Institute. Mr. Wesley holds a Bachelor of Science degree in Mining Engineering from the University of Kentucky. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Wesley should serve as a Director of MGP include his long history of significant involvement in the coal industry, his successful leadership of the Partnership’s operations, and his knowledge and technical expertise in all aspects of producing and marketing coal.

Thomas M. Wynne has been Senior Vice President and Chief Operating Officer of MGP since March 2009. Mr. Wynne joined the company in 1981 as a mining engineer and has held a variety of positions with the Partnership prior to his appointment in July 1998 as Vice President—Operations. Mr. Wynne has served the coal industry on the National Executive Committee for National Mine Rescue and previously as a member of the Coal Safety Committee for the National Mining Association. Mr. Wynne holds a Bachelor of Science degree in Mining Engineering from the University of Pittsburgh and a Masters of Business Administration degree from West Virginia University.

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

Michael J. Hall became a Director in March 2006. Mr. Hall is Chairman of the Board of Directors of Matrix Service Company (“Matrix”) (NASDAQ: MTRX). Previously, Mr. Hall served as President and Chief Executive Officer of Matrix from March 2005 until he retired in November 2006. Mr. Hall also served as Vice President—Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 to May 2004. Mr. Hall became a Director of Matrix in October 1998, and was elected Chairman of its Board in November 2006. Matrix is a company which provides general industrial construction and repair and maintenance services principally to the petroleum, petrochemical, power, bulk storage terminal, pipeline and industrial gas industries. Prior to working for Matrix, Mr. Hall was Vice President and Chief Financial Officer of Pexco Holdings, Inc., Vice President—Finance and Chief Financial Officer for Worldwide Sports & Recreation, Inc., an affiliated company of Pexco, and worked for T.D. Williamson, Inc., as Senior Vice President, Chief Financial and Administrative Officer, and Director of Operations—Europe, Africa and Middle East Region. Mr. Hall was a member and Chairman of the Board of Directors of Integrated Electrical Services, Inc. (NASDAQ: IESC) and served in that capacity from May 2006 to February 2011, and was a member of its audit, compensation and nominating/governance committees. Mr. Hall served as Chairman of the Board of Directors of American Performance Funds, was a member of its audit and nominating committees and served as independent trustee from July 1990 to May 2008. Mr. Hall holds a Bachelor of Science degree in Accounting from Boston College and a Masters of Business Administration from Stanford University. Mr. Hall is Chairman of the Audit Committee. Since March 2003, Mr. Hall has also been a Director of MGP, the managing general partner of ARLP. He is currently Chairman of MGP’s Audit Committee and a member of the Compensation Committee. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Hall should serve as a Director include his long history of service in senior corporate leadership positions, his significant knowledge of the energy industry, and his extensive expertise and experience in financial reporting matters gained from his service as Chief Financial Officer of public companies.

Board of Directors

The leadership structure of our Board of Directors has been consistent since the Partnership’s inception. Mr. Craft, our President and Chief Executive Officer, is also the Chairman of our Board of Directors. We believe this structure is appropriate given Mr. Craft’s significant ownership position in and proven leadership of the Partnership.

Our Board of Directors generally administers its risk oversight function through the board as a whole. Our President and Chief Executive Officer, who reports to the Board of Directors, and the other executives named above, who report to our President and Chief Executive Officer, have day-to-day risk management responsibilities. At the request of the Board of Directors, each of these executives attends the meetings of our Board of Directors, where the Board of Directors routinely receives reports on our financial results and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management. Our Directors also regularly attend the meetings of the MGP Board of Directors where similar reports regarding the ARLP Partnership, as well as reports regarding the status of the ARLP Partnership operations and safety performance, are made. In addition, management provides a monthly report of the Partnership’s financial and operational performance to each member of the Board of Directors, which often prompts questions or feedback from the Board of Directors. The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from the Partnership’s internal auditor, who reports directly to the Audit Committee, and reviews the Partnership’s contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors. In addition, meetings of the Audit Committee typically are held concurrently with meetings of the MGP Audit Committee.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met nine times during 2010. The Audit Committee’s activities included, but were not limited to, (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2010, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor. Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter. The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the SEC.

Members of the Audit Committee:

Michael J. Hall, Chairman

Thomas M. Davidson, Sr.

Robert J. Druten

Code of Ethics

We have adopted a code of ethics with which our President and Chief Executive Officer and our senior financial officers (including our principal financial officer and our principal accounting officer or controller) are expected to comply. The code of ethics is publicly available on our website under “Investor Information” at www.ahgp.com and is available in print without charge to any unitholder who requests it. Such requests should be directed to Investor Relations at (918) 295-1415. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to our President and Chief Executive Officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Communications with the Board

Unitholders or other interested parties can contact any director or committee of the Board of Directors by writing to them c/o Senior Vice President, General Counsel and Secretary, P. O. Box 22027, Tulsa, Oklahoma 74121-2027. Comments or complaints relating to our accounting, internal accounting controls or auditing matters will also be referred to members of the Audit Committee. The Audit Committee has procedures for (a) receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2010 none of our officers and directors were delinquent with respect to any of the filing requirements under Rule 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The executive officers named in our Summary Compensation Table—(i) the President and Chief Executive Officer of our general partner, our principal executive officer, (ii) the Senior Vice President and Chief Financial Officer of our general partner, our principal financial officer, and (iii) our three most highly compensated executive officers for 2010 (collectively, the “Named Executive Officers”)—are also executive officers of MGP, ARLP’s managing general partner, of which we own 100% of the members interest. Our Named Executive Officers are also named in the Summary Compensation Table in Item 11 of the 2010 Form 10-K for ARLP. The compensation of our Named Executive Officers described below is their compensation as executive officers of MGP. We do not provide our Named Executive Officers any additional compensation.

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

We reimburse the ARLP Partnership for a portion of the compensation expense for certain of our Named Executive Officers pursuant to the Administrative Services Agreement. Based on the estimated time spent managing our affairs, the Board of Directors agreed that 5%, 4% and 8%, respectively, of the 2010 base salaries of Mr. Craft, the President and Chief Executive Officer of our general partner, Mr. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, and Mr. Davis, the Senior Vice President, General Counsel and Secretary of our general partner, would be allocated to us. None of the 2010 base salaries of Messrs. Sachse and Wynne were allocated to us. In addition, for 2010 we paid the ARLP Partnership a stipulated benefit burden equal to 40% of allocated base salary. We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes. The Board of Directors reviews these allocations annually to determine whether they are appropriate. Please see “Item 13. —Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

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

Role of Executive Officers

Each year, the President and Chief Executive Officer of MGP submits recommendations to the MGP Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to the Named Executive Officers, excluding himself. The President and Chief Executive Officer bases his recommendations on his assessment each of the executive’s performance, experience, demonstrated leadership, job knowledge and management skills. The MGP Compensation Committee considers the recommendations of the President and Chief Executive Officer of MGP as one factor in making compensation decisions regarding the Named Executive Officers. Historically, and in 2010, the MGP Compensation Committee and the President and Chief Executive Officer have been substantially aligned on decisions regarding compensation of the Named Executive Officers. As executive officers are promoted or hired during the year, the President and Chief Executive Officer makes compensation recommendations to the MGP Compensation Committee and works closely with the MGP Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the MGP Compensation Committee. At the direction of the MGP Compensation Committee, the President and Chief Executive Officer and the Senior Vice President, General Counsel and Secretary of MGP attend certain meetings and work sessions of the MGP Compensation Committee.

Role of Compensation Consultants

The MGP Compensation Committee engaged Mercer (US) Inc. (“Mercer”) as an outside compensation consultant to assist it in collecting and analyzing peer group compensation information and in assessing the competitiveness of the ARLP Partnership’s compensation program in 2010. Mercer took instructions from and reported to the Chairman of the MGP Compensation Committee. Mercer reviewed published survey data and peer group proxy information, and provided a comparative analysis of competitive practices regarding base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.

Mercer analyzed survey sources published by Mercer and Watson Wyatt to collect compensation data for companies of similar size based on annual revenue. Mercer’s peer group proxy analysis included Peabody Energy Corp, CONSOL Energy Inc., Arch Coal, Inc., Massey Energy Company, Alpha Natural Resources Inc., Foundation Coal Holdings Inc., Patriot Coal Corp., International Coal Group Inc., James River Coal Company and Westmoreland Coal Company. This peer group was selected by Mercer and approved by the MGP Compensation Committee. Mercer did not provide any non-executive compensation services for ARLP during 2010.

Use of Peer Group Comparisons and Survey Data

The MGP Compensation Committee believes that it is important to review and compare the ARLP Partnership’s performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually. In setting executive compensation in 2010, the MGP Compensation Committee reviewed the compensation information compiled by Mercer. The MGP Compensation Committee uses the peer group and survey data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers. The MGP Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

Consideration of Equity Ownership

Mr. Craft, the President and Chief Executive Officer, is evaluated and treated differently with respect to compensation than our other Named Executive Officers. Mr. Craft and his related entities own significant equity positions in us, and therefore the interests of Mr. Craft are directly aligned with those of our unitholders. Mr. Craft has not received an increase in base salary since 2002 and has not received a bonus under the short-term incentive plan (“STIP”) or any grants of ARLP LTIP awards since 2005.

Compensation Components

Overview

The principal components of compensation for our Named Executive Officers include:

•	base salary;

•	annual cash incentive bonus awards under the STIP; and

•	awards of restricted units under the ARLP LTIP.

The relative amount of each component is not based on any formula, but rather is based on the recommendation of the President and Chief Executive Officer of MGP, subject to the discretion of the MGP Compensation Committee to make any modifications it deems appropriate.

Each of our Named Executive Officers also receives supplemental retirement benefits through the Supplemental Executive Retirement Plan (“SERP”). In addition, all of our executive officers are entitled to customary benefits available to our employees generally, including group medical, dental, and life insurance and participation in our profit sharing and savings plan (“PSSP”). The ARLP Partnership’s PSSP is a defined contribution plan and includes an employer matching contribution of 75% on the first 3% of eligible compensation (as defined by the IRS) contributed by the employee, an employer non-matching contribution of 0.75% of eligible compensation, and an employer supplemental contribution of 5% of eligible compensation.

Base Salary

When reviewing base salaries, the MGP Compensation Committee’s policy is to consider the individual’s experience, tenure and performance, the individual’s level of responsibility, the position’s complexity and its importance to the ARLP Partnership in relation to other executive positions, the ARLP Partnership’s financial performance, and competitive pay practices. The MGP Compensation Committee also considers comparative compensation data of companies in the ARLP Partnership’s peer group and the recommendation of the President and Chief Executive Officer of MGP. Base salaries are reviewed annually to ensure continuing consistency with market levels, and adjustments to base salaries are made as needed to reflect movement in the competitive market as well as individual performance.

Annual Cash Incentive Bonus Awards

The STIP is designed to assist the ARLP Partnership in attracting, retaining and motivating qualified personnel by rewarding management, including its Named Executive Officers, and selected other salaried employees with cash awards for the ARLP Partnership achievement of an annual financial performance target. The annual performance target is recommended by the President and Chief Executive Officer of MGP and approved by the MGP Compensation Committee, typically in January of each year. The performance measure is subject to equitable adjustment in the sole discretion of the MGP Compensation Committee to reflect the occurrence of any significant events during the year.

The performance target historically has been EBITDA-derived, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of the core mining business. (EBITDA for the ARLP Partnership is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.) The aggregate cash available for awards under the STIP each year is dependent on the ARLP Partnership’s actual financial results for the year compared to the annual performance target, and it increases in relationship to the ARLP Partnership’s EBITDA, as adjusted, exceeding the minimum threshold. The MGP Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion. In 2010, the MGP Compensation Committee approved a minimum financial performance target of $360.6 million in EBITDA from the ARLP Partnership’s current operations, normalized by excluding any charges for unit-based compensation expense and affiliate contributions, if any, and the ARLP Partnership exceeded the minimum target.

Awards to its Named Executive Officers each year are determined by and in the discretion of the MGP Compensation Committee. As it does when reviewing base salaries, in determining individual awards under the STIP the MGP Compensation Committee considers its assessment of the individual’s performance, comparative compensation data of companies in our peer group and the recommendation of the President and Chief Executive Officer of MGP. The compensation expense associated with STIP awards is recognized by the ARLP Partnership in the year earned, with the cash awards payable in the first quarter of the following calendar year. Termination of employment of an executive officer for any reason prior to payment of a cash award will result in forfeiture of any right to the award, unless and to the extent waived by the MGP Compensation Committee in its discretion.

The performance measure for the STIP in 2011 will be EBITDA for current operations, excluding charges for unit-based compensation and affiliate contributions, if any. As discussed above, the MGP Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out. The MGP Compensation Committee believes that the STIP performance criteria for 2011 will be reasonably difficult to achieve and therefore support the key compensation objectives discussed above.

Equity Awards under the ARLP LTIP

Equity compensation pursuant to the ARLP LTIP is a key component of the ARLP Partnership’s executive compensation program. The ARLP LTIP is sponsored by Alliance Coal. Under the ARLP LTIP, grants may be made of either (a) restricted ARLP units or (b) options to purchase ARLP common units, although to date, no grants of options have been made. The MGP Compensation Committee has authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period. Annual grant levels for designated participants (including the Named Executive Officers) are recommended by MGP’s President and Chief Executive Officer, subject to review and approval by the MGP Compensation Committee. Grant levels are intended to support the objectives of the comprehensive compensation package described above. The ARLP LTIP grants provide the Named Executive Officers with the opportunity to achieve a meaningful ownership stake in the ARLP Partnership, thereby assuring that their interests are aligned with its success. However, as noted above, because Mr. Craft’s interests are directly aligned with the interests of ARLP’s unitholders as a result of his ownership positions, Mr. Craft has not been granted any awards under the ARLP LTIP since 2005. There is no formula for determining the size of awards to any individual recipient and, as it does when reviewing base salaries and individual STIP payments, the MGP Compensation Committee considers its assessment of the individual’s performance, compensation levels at peer companies in the coal industry and the recommendation of the President and Chief Executive Officer. Amounts realized from prior grants, including amounts realized due to changes in the value of ARLP’s common units, are not considered in setting grant levels or other compensation for its Named Executive Officers.

Restricted Units. Restricted units granted under the ARLP LTIP are “phantom” or notional units that upon vesting entitle the participant to receive an ARLP common unit. Restricted units granted under the ARLP LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided the ARLP Partnership achieves an aggregate performance target for that period. However, if a grantee’s employment is terminated for any reason prior to the vesting of any restricted units, those restricted units will be automatically forfeited, unless the MGP Compensation Committee, in its sole discretion, determines otherwise. The number of units actually distributed upon satisfaction of the applicable vesting requirements is reduced to cover the minimum statutory income tax withholding requirement for each individual participant based upon the fair market value of the common units as of the date of distribution. Pursuant to the distribution equivalent rights provision of the ARLP LTIP, all grants of restricted units include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions the ARLP Partnership makes to unitholders during the vesting period

The performance target applicable to restricted unit awards under the ARLP LTIP is based on a normalized EBITDA measure, with that measure typically being the same as the STIP measure for the year of the grant. The target, however, requires achieving an aggregate performance level for the three-year period. Historically, the ARLP Partnership has issued grants under the ARLP LTIP at the beginning of each year, with the exceptions of new employees who begin employment with the ARLP Partnership at some other time and job promotions that may occur at some other time. In 2008, the ARLP Partnership also issued grants in October in lieu of issuing grants at the beginning of 2009. The compensation expense associated with ARLP LTIP grants is recognized by the ARLP Partnership over the vesting period in accordance with FASB ASC 718, Compensation—Stock Compensation.

The policy of the MGP Compensation Committee is to grant restricted common units pursuant to the ARLP LTIP to serve as a means of incentive compensation for performance. Therefore, no consideration will be payable by the ARLP LTIP participants upon receipt of the common units. Common units to be delivered upon the vesting of restricted units may be common units acquired by the ARLP Partnership in the open market, common units acquired by the ARLP Partnership from any other person, common units already owned or newly issued by the ARLP Partnership, or any combination of the foregoing. If the ARLP Partnership issues new common units upon payment of the restricted units instead of purchasing them, the total number of common units outstanding will increase.

The most recent grants under the ARLP LTIP, made January 25, 2011, will cliff vest on January 1, 2014 provided the ARLP Partnership achieves a target level of aggregate EBITDA for current operations, excluding charges for unit-based compensation, if any, for the period January 1, 2011 through December 31, 2013. The ARLP LTIP provides the MGP Compensation Committee with discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant. The MGP Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the ARLP LTIP will be reasonably difficult to satisfy and therefore support the key compensation objectives discussed above.

Unit Options. The ARLP Partnership has not made any grants of unit options. The MGP Compensation Committee, in the future, may decide to make unit option grants to employees and directors on terms determined by the MGP Compensation Committee.

Grant Timing. The MGP Compensation Committee does not time, nor has the MGP Compensation Committee in the past timed, the grant of ARLP LTIP awards in coordination with the release of material non-public information. Instead, ARLP LTIP awards are granted only at the time or times dictated by the ARLP Partnership’s normal compensation process as developed by the MGP Compensation Committee.

Effect of a Change in Control. Upon a “change in control” as defined in the ARLP LTIP, all awards outstanding under the ARLP LTIP will automatically vest and become payable or exercisable, as the case may be, in full. Please see “Item 11. Executive Compensation-Potential Payments Upon a Termination or Change of Control.”

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

Supplemental Executive Retirement Plan

The ARLP Partnership maintains the SERP to help attract and motivate key employees, including its Named Executive Officers. The SERP is sponsored by Alliance Coal. Participation in the SERP aligns the interest of each Named Executive Officer with the interests of ARLP’s unitholders because all allocations made to participants under the SERP are made in the form of notional common units of ARLP, defined in the SERP as “phantom” units. The MGP Compensation Committee approves the SERP participants and their percentage allocations, and can amend or terminate the plan at any time. All of the Named Executive Officers currently participate in the SERP.

Under the terms of the SERP, a participant is entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to his or her percentage allocation multiplied by the sum of the participant’s base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to the ARLP Partnership’s defined contribution PSSP for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions, which are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and, with respect to terminations from employment occurring after January 1, 2011, are paid out upon the participant’s termination from employment in ARLP common units equal to the number of phantom units then credited to the participant’s account, less the number of units required to satisfy the ARLP Partnership’s tax withholding obligations; provided that a participant in the SERP shall not be entitled to an allocation for the year in which the participant’s termination from employment occurs, except as described in the following paragraph.

A participant in the SERP, including any of the Named Executive Officers, is entitled to receive an allocation under the SERP for the year in which his employment is terminated only if such termination results from one of the following events:

(1)	the participant’s employment is terminated other than for “cause”;

(2)	the participant terminates employment for “good reason”;

(3)	a change of control of the ARLP Partnership or MGP occurs and, as a result, the participant’s employment is terminated (whether voluntary or involuntary);

(4)	death of the participant;

(5)	the participant attains (or has attained) retirement age of 65 years; or

(6)	the participant incurs a total and permanent disability, which shall be deemed to occur if the participant is eligible to receive benefits under the terms of the long-term disability program maintained by the ARLP Partnership.

This allocation for the year in which a participant’s termination occurs shall equal the participant’s eligible compensation for such year (including any severance amount, if applicable) multiplied by his percentage allocation under the SERP, reduced by any supplemental contribution that was made to the ARLP Partnership’s defined contribution PSSP for the participant that year.

Other Compensation-Related Matters

Trading in Derivatives

It is MGP’s policy that directors and all officers, including the Named Executive Officers, may not purchase or sell options on ARLP’s common units. In addition, it is our general partner’s policy that directors and all officers, including our Named Executive Officers, may not purchase or sell options on AHGP’s common units absent approval by our general partner.

Tax Deductibility of Compensation

With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code, we and the ARLP Partnership are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Accordingly, such limitations do not apply to compensation paid to the Named Executive Officers.

Board of Directors Compensation Report

The Board of Directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Board of Directors’ review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Summary Compensation Table for 2010

The following table provides a summary of the total compensation paid to our Named Executive Officers by the ARLP Partnership for 2010. We do not provide our Named Executive Officers any additional compensation. Please see footnote (2) below for an explanation of the compensation amounts we reimburse to the ARLP Partnership.

Name and Principal Position	Year	Salary (2)	Bonus (3)	Unit Awards (4)	Option Awards (1)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (6)	Total
Joseph W. Craft III,	2010	$334,828	$—	$—	$—	$—	$—	$288,579	$623,407
President, Chief Executive	2009	341,267	—	—	—	—	—	197,634	538,901
Officer and Director	2008	334,828	—	—	—	—	—	163,909	498,737

Brian L. Cantrell,	2010	237,269	—	227,268	—	370,000	—	43,599	878,136
Senior Vice President - Chief	2009	233,873	—	—	—	175,000	—	40,724	449,597
Financial Officer	2008	218,619	—	409,482	—	170,000	—	33,848	831,949

R. Eberley Davis	2010	260,473	—	227,268	—	370,000	—	54,920	912,661
Senior Vice President, General Counsel and Secretary	2009	254,442	70,000	—	—	185,000	—	56,906	566,348
	2008	236,369	70,000	409,482	—	180,000	—	46,510	942,361

Robert G. Sachse,	2010	283,577	—	350,837	—	390,000	—	84,419	1,108,833
Executive Vice	2009	280,148	—	—	—	220,000	—	75,349	575,497
President-Marketing	2008	261,971	—	409,482	—	190,000	—	52,412	913,865

Thomas M. Wynne, Senior Vice President and Chief Operating Officer	2010	305,384	—	332,828		390,000	—	50,173	1,078,385
	2009	264,807	—	175,988		200,000	—	54,387	695,182
	2008	197,992	—	—	—	155,000	—	30,417	383,409

(1)	Column is not applicable.

(2)	The table below reflects the portion of the Named Executive Officers’ total compensation expense for 2010 allocated to us by the ARLP Partnership. Based on the estimated time each executive officer spent managing our affairs in 2010, Board of Directors agreed that 5%, 4% and 8%, respectively, of the beginning of the year base salaries of Messrs. Craft, Cantrell and Davis would be allocated to us. In addition, for 2010, we were billed by the ARLP Partnership a stipulated benefit burden of 40% of allocated base salary. We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes. Pursuant to the Administrative Services Agreement, this percentage allocation is applied to the total allocated base salary cost of all employees of the ARLP Partnership who provide services to us, not just our Named Executive Officers, and is applied without regard to the amount of actual bonus, if any, received by any particular employee. Accordingly, the amounts shown are not indicative of the actual bonus, if any, received by Mr. Craft, Mr. Cantrell or Mr. Davis.

Name	Allocated Salary	Allocated Benefit Burden	Total Allocation of Compensation to Us	Allocated Salary as a % of Total Allocated Compensation
Joseph W. Craft III	$16,741	$6,696	$23,437	71.4%
Brian L. Cantrell	9,491	3,796	13,287	71.4%
R. Eberley Davis	20,838	8,335	29,173	71.4%

(3)	Amounts represent a retention bonus paid to Mr. Davis in 2009 and 2008.

(4)	The Unit Awards represent the aggregate grant date fair value of equity awards granted (computed in accordance with FASB ASC 718) to each Named Executive Officer in the respective year. Please see “Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the ARLP LTIP.” Messrs. Cantrell, Davis and Sachse received awards in January 2008 and October 2008. The MGP Compensation Committee approved the awards in October 2008 in lieu of making awards in January 2009. The October 2008 awards increased the 2008 Unit Awards total for each of Messrs. Cantrell, Davis and Sachse by $199,928, based on the grant date fair value.

(5)	Amounts represent the STIP bonus earned for the respective year. STIP payments are made in the first quarter of the year following the year in which they are earned. Other than this bonus, there were no other applicable bonuses earned or deferred associated with year 2010. Please see “Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Incentive Bonus Awards.”

(6)	For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000. A reconciliation of the amounts shown is as follows:

	Year	SERP	Profit Sharing Plan Employer Contribution	Perquisites (a)	Total
Joseph W. Craft	2010	$205,058	$19,600	$63,921	$288,579
	2009	178,034	19,600	—	197,634
	2008	145,627	18,282	—	163,909
Brian L. Cantrell	2010	24,617	18,982	—	43,599
	2009	22,014	18,710	—	40,724
	2008	18,064	15,784	—	33,848
R. Eberley Davis	2010	35,320	19,600	—	54,920
	2009	37,306	19,600	—	56,906
	2008	29,208	17,302	—	46,510
Robert G. Sachse	2010	49,260	19,600	15,559	84,419
	2009	41,854	19,600	13,895	75,349
	2008	34,012	18,400	—	52,412
Thomas M. Wynne	2010	30,573	19,600	—	50,173
	2009	22,582	19,600	12,205	54,387
	2008	16,810	13,607	—	30,417

a)	For Mr. Craft, the 2010 amount includes perquisites and other personal benefits totaling $63,921, comprising club dues of $8,621 and tax preparation fees of $55,300. For Mr. Sachse, the 2010 amount includes perquisites and other personal benefits totaling $15,559, comprising club dues of $6,479 and tax preparation fees of $9,080 and the 2009 amount includes perquisites and other personal benefits totaling $13,895, comprising club dues of $8,150 and tax preparation fees of $5,745. For Mr. Wynne, the 2009 amount includes perquisites and other personal benefits totaling $12,205, all of which were tax preparation fees.

Narrative Disclosure Relating to the Summary Compensation Table

Annual Cash Incentive Bonus Awards

Under the STIP, the Named Executive Officers are eligible for cash awards for the ARLP Partnership achieving an annual financial performance target. The annual performance target is recommended by the MGP’s President and Chief Executive Officer and approved by the MGP Compensation Committee, typically in January of each year. The performance target historically has been EBITDA-derived, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of the core mining business. (The ARLP Partnership’s EBITDA is calculated as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.) The aggregate cash available for awards under the STIP each year is dependent on the ARLP Partnership’s actual financial results for the year compared to the annual performance target. The cash available generally increases in relationship to the ARLP Partnership’s EBITDA, as adjusted, exceeding the minimum financial performance target and is subject to adjustment by the MGP Compensation Committee in its discretion. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Incentive Bonus Awards.”

Long Term Incentive Plan

Under the ARLP LTIP, grants may be made of either (a) restricted ARLP units or (b) options to purchase ARLP common units, although to date, no grants of options have been made. Annual grant levels for designated participants (including the Named Executive Officers) are recommended by MGP’s President and Chief Executive Officer, subject to the review and approval of the MGP Compensation Committee. Restricted units granted under the ARLP LTIP are “phantom” or notional units that upon vesting entitle the participant to receive an ARLP unit. Restricted units granted under the ARLP LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided the ARLP Partnership achieves an aggregate performance target for that period. The performance target is based on a normalized EBITDA measure, with that measure typically being the same as the STIP measure for the year of the grant. The target, however, requires achieving an aggregate performance level for the three-year period as compared to aggregate budgeted performance for the period. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP.”

Supplemental Executive Retirement Plan

Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation of phantom ARLP units having a fair market value equal to his or her percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to the ARLP Partnership’s defined contribution PSSP for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant’s termination or death in ARLP common units equal to the number of phantom units then credited to the participant’s account, subject to reduction of the number of units distributed to cover withholding obligations. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan.”

Director Compensation

The compensation of the directors of our general partner, AGP, is set by the Board of Directors. Mr. Craft, our only employee director, receives no director compensation. The directors of AGP devote 100% of their time as directors of AGP to the business of the AHGP Partnership.

Director Compensation Table for 2010

Name	Fees earned or Paid in Cash ($)(2)	Unit Awards ($) (3)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(4)	Total ($)
Michael J. Hall	$75,000	$19,061	$—	$—	$—	$—	$94,061
Thomas M. Davidson	115,000	38,022	—	—	—	—	153,022
Robert J. Druten	115,000	33,954	—	—	—	5,000	153,954

(1)	Column is not applicable.

(2)	Amounts represent annual retainer paid in cash. Each non-employee director is eligible to defer all or part of the annual retainer pursuant to a deferred compensation plan that is administered by the Board of Directors. Please see Narrative to Directors Compensation Table, below.

(3)	Amounts represent the grant date fair value of equity awards in 2010 related to deferrals of annual retainer and automatically deferred compensation. Please see Narrative to Director Compensation Table, below. At December 31, 2010, each director had the following number of “phantom” AHGP common units credited to his notional account under the deferred compensation plan:

Name	Deferred Compensation Plan (in Units)
Michael J. Hall	2,195
Thomas M. Davidson	4,382
Robert J. Druten	7,594

(4)	Matching charitable contribution. We match individual contributions of $25 or more to educational institutions and not-for-profit organizations on a one-to-one basis up to $5,000 per individual, per calendar year.

Narrative to Directors Compensation Table

Our directors’ compensation includes an annual cash retainer paid quarterly in advance on a pro rata basis (the “Annual Retainer”). The Annual Retainer for calendar year 2010 was $115,000. Directors have the option to defer all or part of the Annual Retainer pursuant to AGP’s Amended and Restated Annual Retainer and Deferred Compensation Plan

(the “Deferred Compensation Plan”) by completing an election form prior to the beginning of each calendar year. In addition to the Annual Retainer, in 2010 Directors received equity-based compensation that was automatically deferred under the Deferred Compensation Plan. The equity-based compensation in 2010 was $20,000 for each director other than Mr. Hall, with an additional $10,000 for each Committee chairman, other than Mr. Hall (without duplication), and was credited quarterly in advance on a pro rata basis. At Mr. Hall’s request, his compensation in 2010 remained the same as 2009, comprising Annual Retainer of $75,000 and equity-based compensation of $15,000. Mr. Hall, who is chairman of our Audit Committee, is also a director and chairman of the audit committee of MGP, the general partner of ARLP, and received like compensation for his service in those roles.

Pursuant to the Deferred Compensation Plan, for both deferred amounts of Annual Retainer and automatic deferrals of equity-based compensation, a notional account is established and credited with notional common units of AHGP, described in the plan as “phantom” units. The number of “phantom” units credited is determined by dividing the amount deferred by the average closing unit price for the ten trading days immediately preceding the deferral date. When quarterly cash distributions are made with respect to AHGP common units, an amount equal to such quarterly distribution is credited to the notional account as additional “phantom” units. For notional accounts under the Deferred Compensation Plan payable after January 1, 2011, payment will be made in AHGP common units equal to the number of phantom units then credited to the director’s account.

Directors may elect to receive payment of the account resulting from deferrals during a plan year either (a) on the January 1 on or next following his or her separation from service as a director or (b) on the earlier of a specified January 1 or the January 1 on or next following his or her separation from service. The payment election must be made prior to each plan year; if no election is made, the account will be paid on the January 1 on or next following the director’s separation from service. The Deferred Compensation Plan is administered by the Board of Directors, may change or terminate the plan at any time; provided, however, that accrued benefits under the plan cannot be impaired.

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

The following table sets forth certain information as of February 28, 2011, regarding the beneficial ownership of both our common units and the common units of ARLP by (a) each director of our general partner, (b) each executive officer identified in the Summary Compensation Table included in Item 11 above, (c) all such directors of our general partner and such executive officers as a group, and (d) each person or group known by our general partner to be the beneficial owner of more than 5% of our common units. Our general partner is owned by C-Holdings, which is wholly-owned by Mr. Craft. As of February 28, 2011, AHGP owns 42.3% of the outstanding common units of ARLP, and AHGP owns, directly or indirectly, all of the outstanding limited liability company interests of MGP, the managing general partner of ARLP. The address of each of ARLP, C-Holdings, AGP and, unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119. Unless otherwise indicated in the footnotes to the table below, our common units and the common units of ARLP reflected as being beneficially owned by the listed directors and executive officers are held directly by such directors and officers. The percentage of our common units beneficially owned is based on 59,863,000 common units outstanding as of February 28, 2011, and the percentage of common units of ARLP beneficially owned is based on 36,775,741 common units outstanding as of February 28, 2011.

	Alliance Holdings GP, L.P.		Alliance Resource Partners, L.P.
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)(2)(4)	47,536,123	79.41%	15,902,620	43.24%
Thomas Davidson, Sr.	—	*	—	*
Robert J. Druten	10,000	*	—	*
Michael J. Hall	—	*	29,951	*
Brian L. Cantrell	6,500	*	24,758	*
R. Eberley Davis	—	*	7,428	*
Robert G. Sachse	—	*	24,217	*
Thomas M. Wynne (2)	685,925	*	21,455	*
All directors and executive officers as a group (8 persons)	47,552,623	79.44%	16,010,429	43.54%
5% Common Unitholders
Management Group (3)	47,536,123	79.41%	N/A	N/A
Alliance Holdings GP, L.P.	N/A	N/A	15,544,169	42.27%
Neuberger Berman Group LLC	2,993,598	5.00%	N/A	N/A

*	Less than one percent

Footnote related to AHGP Common Units Beneficial Ownership

(1)	The AHGP common units attributed to Mr. Craft consist of (i) 5,193,759 AHGP common units held by the JWC III Revocable Trust of which Mr. Craft is trustee, (ii) 20,641,168 AHGP common units held by SGP, of which Mr. Craft is the indirect sole owner and President, Chief Executive Officer and sole director, (iii) 523,122 AHGP common units held by AMH III, of which Mr. Craft may be deemed to be beneficial owner by virtue of his status as President and sole director of AMH III, and (iv) 21,178,074 AHGP common units held by certain current and former members of management of ARLP other than Mr. Craft with whom he may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in footnote (3) below. Of the common units referenced in clause (ii) of this footnote, 5,200,000 common units are subject to a pledge granted by SGP under a Pledge Agreement, dated October 1, 2008, in favor of Bank of Oklahoma, N.A. The filing of this report shall not be deemed an admission that Mr. Craft beneficially owns the AHGP common units referenced in clauses (iii) and (iv) of this footnote.

(2)

Mr. Wynne is part of the current and former members of management of ARLP with whom Mr. Craft may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in clause (iv) of footnote (1) above and in footnote (4) below. The 1,304,372 AHGP common units collectively held, directly and through family trusts, by Mr. Wynne represent a portion of the 21,178,074 AHGP common units attributed to Mr. Craft as referenced in clause (iv) of footnote (1) above. Accordingly, in order to avoid double counting, those

685,925 AHGP common units were not included in the line item of the above table entitled “All directors and executive officers as a group (8 persons)” for the calculation of the aggregate number of AHGP common units beneficially owned by the listed officers and directors, and the corresponding percentage calculation.

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

In addition to Mr. Craft, two other members of the Management Group, Thomas L. Pearson and Charles R. Wesley, individually hold more than 5% of AHGP’s common units. Mr. Pearson directly holds 3,574,271 AHGP common units, representing 5.97% of the AHGP common units outstanding. Mr. Wesley holds directly and through a family trust 3,699,080 AHGP common units, representing 6.18% of the AHGP common units outstanding. The reference in clause (ii) of footnote (3) above to 21,178,074 AHGP common units held by members of the Management Group other than Mr. Craft, includes the 3,574,271 and 3,699,080 AHGP common units held by Mr. Pearson and Mr. Wesley.

Footnotes related to ARLP Common Units Beneficial Ownership

(4)	Mr. Craft’s ARLP common units consist of (i) 357,451 ARLP common units held directly by him, (ii) 1,000 ARLP common units held by his son, and (iii) 15,544,169 ARLP common units held by AHGP. Mr. Craft is a director and, through his ownership of C-Holdings, the indirect sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP (as described in footnote (1) above). As of February 28, 2011, AHGP owns 42.3% of ARLP’s common units. Mr. Craft disclaims beneficial ownership of the ARLP common units held by AHGP except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2010	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2010
Equity compensation plans approved by unitholders:
ARLP Long-Term Incentive Plan	372,723	N/A	2,302,591
AHGP Long-Term Incentive Plan	—	N/A	5,215,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of December 31, 2010, we owned 15,544,169 common units of ARLP, representing 42.3% of its outstanding common units. In addition, as of December 31, 2010 the Management Group owned approximately 44.9% of our outstanding common units, and ARLP’s special general partner owned approximately 34.5%.

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

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to AGP by its affiliates. The amount billed by AGP to us totaled $0.7 million for the year ended December 31, 2010, for costs principally related to the Deferred Compensation Plan.

C-Holdings

At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Mr. Craft, as the lender. The AHGP Credit Facility is available to us for our general partnership purposes. The facility will expire on March 31, 2011 and borrowings under the facility will bear interest at LIBOR plus 2.0%. We are not required to pay a commitment fee to C-Holdings on the unused portion of the facility. We had no borrowings under the AHGP Credit Facility during the year ended December 31, 2010.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP. The Administrative Services Agreement supersedes the administrative services agreement signed in connection with our IPO in 2006. Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. We paid the ARLP Partnership $0.3 million under this agreement for the year ended December 31, 2010.

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

On May 2, 2007, Alliance Coal, the ARLP Partnership’s operating subsidiary, entered into a time sharing agreement with SGP Land concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time sharing agreement as amended, the ARLP Partnership reimbursed SGP Land $0.8 million for the year ended December 31, 2010 for use of the aircraft.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during the year ended December 31, 2010. As of December 31, 2010, $2.1 million of advance minimum royalties paid under the lease is available for recoupment.

SGP

In 2005, Tunnel Ridge entered into a coal lease agreement with the SGP, ARLP’s special general partner, requiring advance minimum royalty payments of $3.0 million per year. As of December 31, 2010, Tunnel Ridge had paid $17.9 million of advance minimum royalty payments pursuant to the lease. The advance royalty payments are fully recoupable against earned royalties. In August 2010, the coal lease was amended to include approximately 34.4 million additional clean tons of recoverable coal reserves in the proven and probable categories. Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with the SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay the SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $0.2 million for the year ended December 31, 2010.

The ARLP Partnership has a noncancelable operating lease arrangement with the SGP for the coal preparation plant and ancillary facilities at the Gibson mining complex. Under the terms of the lease, the ARLP Partnership will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for the year ended December 31, 2010 was $2.6 million. Effective February 1, 2011, the lease was amended to extend the term through January 2017 and modify other terms, including reducing the monthly payments to approximately $50,000.

The ARLP Partnership has agreements with two banks to provide letters of credit in an aggregate amount of $31.1 million. At December 31, 2010 the ARLP Partnership had $30.7 million in outstanding letters of credit under these agreements. The SGP guarantees $5.0 million of these outstanding letters of credit. The SGP does not charge the ARLP Partnership for this guarantee.

Director Independence

As a publicly-traded limited partnership listed on the NASDAQ Global Select Market, we are required to maintain a sufficient number of independent directors on the board of our general partner to satisfy the audit committee requirement set forth in NASDAQ Rule 4350(d)(2). Rule 4350(d)(2) requires us to maintain an audit committee of at least three members, each of whom must, among other requirements, be independent as defined under NASDAQ Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act (subject to the exemptions provided in Rule 10A-3(c)).

In 2010, the Board of Directors of our general partner affirmatively determined that the members of the Audit Committee of our general partner—Messrs. Hall, Davidson and Druten—are independent directors as defined under applicable NASDAQ and Exchange Act rules. Please see “Item 10. Directors, Executive Officers and Corporate Governance of the Managing General Partner—Audit Committee.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Deloitte & Touche LLP is our independent registered public accounting firm. Fees paid to Deloitte & Touche LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services provided during each of the years ended December 31, 2010 and 2009 were $0.1 million and $0.2 million, respectively. Audit services consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

Audit-Related Fees. There were no audit-related fees for the years ended December 31, 2010 and 2009.

Tax Fees. There were no fees for tax services for the years ended December 31, 2010 and 2009.

All Other Fees. There were no other fees for the years ended December 31, 2010 and 2009.

In addition, ARLP paid audit, audit-related and tax fees of $0.6 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively.

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

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2010, 2009 and 2008, is set forth under Part II Item 8. —Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)	The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

2.1	Contribution Agreement by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC and Alliance Resources GP, LLC dated November 18, 2005	S-1	333-129883 051220816	2.1	11/22/2005

3.1	Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P., dated as of May 15, 2006	8-K	000-51952 06849300	3.1	05/17/2006

3.2	Amended and Restated Limited Liability Company Agreement of Alliance GP, LLC	8-K	000-51952 06849300	3.2	05/17/2006

3.3	Certificate of Limited Partnership of Alliance Holdings GP, L.P.	S-1	333-129883 051220816	3.1	11/22/2005

3.4	Certificate of Formation of Alliance GP, LLC	S-1	333-129883 051220816	3.3	11/22/2005

3.5(1)	Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 051159681	3.1	10/27/2005

3.6(1)	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.7(1)	Certificate of Limited Partnership of Alliance Resource Partners, L.P.	S-1	333-78845 99630855	3.6	05/20/1999

3.8(1)	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9(1)	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10(1)	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.4	04/01/2002

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

3.11(1)	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.5	04/01/2002

3.12(1)	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.6	04/01/2002

3.13(1)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L. P. dated October 25, 2007	10-K	000-26823 08654096	3.10	02/29/2008

3.14	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.	10-K	000-51952 08673302	3.14	03/07/2008

4.1	Form of our Common Unit Certificate	S-1	333-129883 06714705	4.1	03/28/2006

4.2	Form of Registration Rights Agreement	S-1	333-129883 051220816	4.2	11/22/2005

10.1(2)	Alliance Holdings GP, L.P. Long-Term Incentive Plan	8-K	000-51952 06849300	10.1	05/17/2006

10.2	Revolving Credit Agreement dated May 15, 2006 between Alliance Holdings GP, L.P. and C-Holdings, LLC	8-K	000-51952 06849300	10.2	05/17/2006

10.3	Omnibus Agreement dated August 20, 1999 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P.	8-K	000-51952 06849300	10.3	05/17/2006

10.4	Amendment to Omnibus Agreement dated May 8, 2002 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P.	8-K	000-51952 06849300	10.4	05/17/2006

10.5	Second Amendment dated May 15, 2006 to the Omnibus Agreement amount Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, AMH II, LLC, Alliance Resource Holdings II, Inc., Alliance Management Holdings, LLC, Alliance Holdings GP, L.P. and Alliance GP, LLC	8-K	000-51952 06849300	10.5	05/17/2006

10.6	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	8-K	000-51952 06849300	10.6	05/17/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.7	Registration Rights Agreement dated May 15, 2006 among Alliance Holdings GP, L.P., Alliance GP, LLC and each of the other parties identified on the signature pages	10-Q	000-51952 061031259	10.7	08/14/2006

10.8	Transfer Restrictions Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, C-Holdings, LLC, Alliance Resource Holdings II, Inc. Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, and the individuals and trusts listed on the signature pages thereof	8-K	000-51952 06909836	4.1	06/16/2006

10.9	Amended and Restated Registration Rights Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC, and Alliance Resource GP, LLC	8-K	000-51952 06909836	4.2	06/16/2006

10.10	Alliance GP, LLC Deferred Compensation Plan for Directors	10-Q	000-51952 061205903	10.1	11/13/2006

10.11	Amended and Restated Charter for the Audit Committee of the Board of Directors dated March 5, 2009	10-K	000-51952 09660970	10.12	03/06/2009

10.12(1)	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein	10-K	000-26823 583595	10.20	03/29/2000

10.13(1)	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.14(1)	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.15(1)	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.16(1)	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.17(1)(2)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

10.18(1)(2)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.19(1)(2)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.20(1)(2)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.21(1)(2)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.22(1)	Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation	S-1/A	333-78845 99667220	10.9	07/20/1999

10.23(1)	Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc.	10-Q	000-26823 693139	10.14	08/11/2000

10.24(1)	Agreement for the Supply of Coal to the Mt. Storm Power Station, dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC	8-K	000-26823 05917813	10.1	06/27/2005

10.25(1)(3)	Ancillary Services Agreement, dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC	8-K	000-26823 05917813	10.2	06/27/2005

10.26(1)(3)	Amended and Restated Lease Agreement, dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC	8-K	000-26823 05917813	10.3	06/27/2005

10.27(1)(3)	Amended and Restated Equipment Lease Agreement (Existing Truck Unloading Facility), dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC	8-K	000-26823 05917813	10.4	06/27/2005

10.28(1)	Guaranty by Alliance Coal, LLC dated October 25, 2005	10-K	000-26823 06691048	10.28	03/16/2006

10.29(1)(3)	Amendment No. 1 to the Agreement for the Supply of Coal to Mt. Storm Power Station, made effective January 1, 2007, between Virginia Electric and Power Company and Alliance Coal, LLC	8-K	000-26823 07634133	10.1	02/20/2007

10.30(1)(3)	Memorandum of Understanding, made effective January 1, 2007, between Virginia Electric and Power Company, and Alliance Coal, LLC, Mettiki Coal (WV), LLC and Mettiki Coal, LLC	10-K	000-26823 07660999	10.33	03/01/2007

10.31(1)	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.32(1)	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.33(1)(3)	Financial Covenants Agreement dated October 25, 2005 by and between Seminole Electric Corporation, Inc. and Alliance Coal, LLC	10-K	000-26823 06691048	10.29	03/16/2006

10.34(1)(2)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

10.35(1)(2)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.36(1)(2)	Second Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan	10-K	000-26823 07660999	10.51	03/01/2007

10.37(1)(2)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.38(1)(2)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

10.39(1)(2)	First Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 07660999	10.53	03/01/2007

10.40(1)(2)	Second Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 08654096	10.55	02/29/2008

10.41(1)	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.42	Amendment No. 2, dated as of September 30, 2009, to the Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, in each case as named therein, JPMorgan Chase Bank, N.A. as Paying Agent, Citicorp USA, Inc. and JPMorgan Chase Bank, N.A. as Co-Administrative Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. as Joint Lend Arrangers and Joint Bookrunners	8-K	000-51952 091107772	10.1	10/06/2009

10.43	Amendment No. 1 to Revolving Credit Facility dated March 12, 2007 between Alliance Holdings GP, L.P. and C-Holdings, LLC	10-K	000-51952 07695716	10.63	03/15/2007

10.44	Amendment No. 2 to Revolving Credit Facility dated March 5, 2008 between Alliance Holdings GP, L.P. and C-Holdings, LLC	10-K	000-51952 08673302	10.67	03/07/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.45(2)	First Amendment to the Alliance GP, LLC Directors Annual Retainer and Deferred Compensation Plan	10-K	000-51952 08673302	10.68	03/07/2008

10.46(2)	Amended and Restated Alliance GP, LLC Directors Annual Retainer and Deferred Compensation Plan	10-K	000-51952 09660970	10.60	03/06/2009

10.47(2)	Amended and Restated Alliance GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011					☒

10.48	Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrow and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and JPMorgan Chase Bank, N.A. as Paying Agent and Citicorp USA, Inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global Markets Inc. and J.P. Morgan Securities In. as Joint Lead Arrangers and Joint Bookrunners	8-K	000-51952 071138110	99.1	09/27/2007

10.49	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors	8-K	000-51952 08928983	10.1	07/01/2008

10.50	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors	8-K	000-51952 08928983	10.2	07/01/2008

10.51	Letter Amendment No. 1, dated as of June 26, 2008, to the Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, in each case as named therein, JPMorgan Chase Bank, N.A. as Paying Agent, Citicorp USA, Inc. and JPMorgan Chase Bank, N.A. as Co-Administrative Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Bookrunners	8-K	000-51952 08928983	99.1	07/01/2008

10.52	Term Loan Agreement	8-K	000-51952 11502830	99.1	01/04/2011

10.53(1)(2)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 09647063	10.52	03/02/2009

10.54(1)(2)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.55(1)(2)	Second Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 09647063	10.53	03/02/2009

10.56(1)(2)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	2/28/2011

10.57(1)(2)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-51952 091164905	10.2	11/06/2009

10.58(3)	Amendment No. 5 effective January 1, 2010, between Seminole Electric Cooperative, Inc. and Webster County Coal, LLC (successor-in-interest to Webster County Coal Corporation), White County Coal, LLC (successor-in-interest to White County Coal Corporation), and Alliance Coal, LLC, as successor-in-interest to Mapco Coal, Inc. and agent for Webster County Coal, LLC and White County Coal, LLC, to the Coal Supply Agreement.	10-Q	000-51952 10811713	10.1	05/07/2010

10.59	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-51952 10111584	10.1	08/09/2010

10.60	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-51952 10111584	10.2	08/09/2010

14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers	10-K	000-51952 07695716	14.1	03/15/2007

21.1	List of Subsidiaries.					☒

23.1	Consent of Deloitte and Touche LLP regarding Form S-3, Registration Statement No. 333-143463.					☒

31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 8, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☒

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 8, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☒

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 8, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☒

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated March 8, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☒

(1)	Denotes Alliance Resource Partners, L.P. filings.
(2)	Denotes management contract or compensatory plan or arrangement.
(3)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 8, 2011.

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

Signature	Title	Date

/s/ Joseph W. Craft III Joseph W. Craft III	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 8, 2011

/s/ Brian L. Cantrell Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2011

/s/ Michael J. Hall Michael J. Hall	Director	March 8, 2011

/s/ Thomas M. Davidson Thomas M. Davidson	Director	March 8, 2011

/s/ Robert J. Druten Robert J. Druten	Director	March 8, 2011