Form 10-Q
period 2011-06-30
Alliance Holdings GP, L.P.
filed 2011-08-08
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, 59,863,000 common units are outstanding.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$349,612	$342,237
Trade receivables	145,826	112,942
Other receivables	1,314	2,537
Due from affiliates	—	1,635
Inventories	52,081	31,548
Advance royalties	4,812	4,812
Prepaid expenses and other assets	4,292	10,363

Total current assets	557,937	506,074

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,730,668	1,598,130
Less accumulated depreciation, depletion and amortization	(711,207)	(648,883)

Total property, plant and equipment, net	1,019,461	949,247

OTHER ASSETS:
Advance royalties	30,684	27,439
Other long-term assets	20,414	21,312

Total other assets	51,098	48,751

TOTAL ASSETS	$1,628,496	$1,504,072

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$80,304	$63,934
Due to affiliates	467	573
Accrued taxes other than income taxes	18,772	13,916
Accrued payroll and related expenses	30,848	30,773
Accrued interest	3,403	2,491
Workers’ compensation and pneumoconiosis benefits	8,357	8,518
Current capital lease obligations	771	295
Other current liabilities	17,893	16,780
Current maturities, long-term debt	18,000	18,000

Total current liabilities	178,815	155,280

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	704,000	704,000
Pneumoconiosis benefits	47,753	45,039
Accrued pension benefit	10,809	13,296
Workers’ compensation	66,785	59,796
Asset retirement obligations	56,880	56,045
Due to affiliates	—	682
Long-term capital lease obligations	2,835	165
Other liabilities	3,592	12,549

Total long-term liabilities	892,654	891,572

Total liabilities	1,071,469	1,046,852

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	371,234	330,346
Accumulated other comprehensive loss	(8,067)	(8,138)

Total AHGP Partners’ Capital	363,167	322,208
Noncontrolling interests	193,860	135,012

Total Partners’ Capital	557,027	457,220

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,628,496	$1,504,072

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
SALES AND OPERATING REVENUES:
Coal sales	$442,483	$385,905	$850,168	$750,064
Transportation revenues	8,706	8,821	18,006	18,526
Other sales and operating revenues	6,666	5,523	12,853	12,276

Total revenues	457,855	400,249	881,027	780,866

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	284,117	246,702	540,235	485,969
Transportation expenses	8,706	8,821	18,006	18,526
Outside coal purchases	5,842	4,544	9,631	6,386
General and administrative	13,806	11,823	27,079	23,026
Depreciation, depletion and amortization	39,100	35,677	76,962	71,973

Total operating expenses	351,571	307,567	671,913	605,880

INCOME FROM OPERATIONS	106,284	92,682	209,114	174,986
Interest expense (net of interest capitalized for the three and six months ended June 30, 2011 and 2010 of $167, $423, $312 and $691, respectively)	(9,156)	(7,439)	(18,466)	(15,034)
Interest income	89	49	195	101
Other income	393	304	980	154

INCOME BEFORE INCOME TAXES	97,610	85,596	191,823	160,207
INCOME TAX EXPENSE	324	422	96	591

NET INCOME	97,286	85,174	191,727	159,616
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(43,874)	(38,940)	(86,808)	(72,354)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$53,412	$46,234	$104,919	$87,262

BASIC NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.89	$0.77	$1.75	$1.46

DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.89	$0.77	$1.75	$1.46

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.555	$0.465	$1.0825	$0.9175

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC	59,863,000	59,863,000	59,863,000	59,863,000

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$259,741	$257,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(142,433)	(174,848)
Changes in accounts payable and accrued liabilities	(5,524)	(9,913)
Proceeds from sale of property, plant and equipment	122	102
Receipts of prior advances on Gibson rail project	810	1,032

Net cash used in investing activities	(147,025)	(183,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	—	66,500
Payments under revolving credit facilities	—	(61,500)
Payments on capital lease obligations	(379)	(160)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(2,324)	(1,265)
Distributions paid by consolidated partnership to noncontrolling interests	(37,836)	(33,775)
Distributions paid to Partners	(64,802)	(54,925)

Net cash used in financing activities	(105,341)	(85,125)

EFFECT OF CURRENCY TRANSLATION ON CASH	—	(333)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,375	(11,414)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	342,237	24,361

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$349,612	$12,947

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,433	$15,424

Cash paid for income taxes	$300	$253

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$18,863	$10,905

Market value of ARLP common units issued under ARLP’s Long-Term Incentive Plan before minimum statutory tax withholding requirements	$6,572	$3,396

Assets acquired by capital lease	$3,525	$—

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

Secondary Public Offering

On April 1, 2011, we completed a secondary public offering of 2.75 million common units representing limited partner interests in us at a price of $54.21 per unit, before underwriting discounts and commissions. These common units were previously held by current and former members of management (who are the former indirect owners of MGP) and their affiliates. The sale of these already outstanding common units increases our public float. However, we received no proceeds from this secondary public offering, and no additional common units were issued by us.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of June 30, 2011 and December 31, 2010, results of our operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. All of our intercompany transactions and accounts have been eliminated. Net income attributable to Alliance Holdings GP, L.P. from within our accompanying condensed consolidated financial statements will be described as “Net Income of AHGP.”

Since we own MGP, our condensed consolidated financial statements reflect the consolidated results of the ARLP Partnership. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP are reflected as net income attributable to noncontrolling interest on our condensed consolidated statement of income and as noncontrolling interest on our condensed consolidated balance sheets. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as noncontrolling interests and (b) additional general and administrative costs and taxes attributable to us. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement and amounts billed by, and reimbursed to, AGP under our partnership agreement.

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

New Accounting Standards Issued and Not Yet Adopted

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 removes the presentation options in Accounting Standards Codification 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income (“OCI”). ASU 2011-05 does not change the items that must be reported in OCI. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its provisions must be applied retrospectively for all periods presented in the financial statements. We do not anticipate the adoption of ASU 2011-05 on January 1, 2012 will have a material impact on our consolidated financial statements.

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

4.	PATTIKI VERTICAL HOIST CONVEYOR SYSTEM FAILURE IN 2010

On May 13, 2010, White County Coal’s Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. The ARLP Partnership’s operating expenses for the three and six months ended June 30, 2010 include $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. The ARLP Partnership reviewed its commercial property (including business interruption) insurance policies and, as the loss on the vertical hoist conveyor system did not exceed the ARLP Partnership’s deductible for property damage, it did not recover any amounts under such policies.

While the Pattiki mine was temporarily idled, the ARLP Partnership expanded coal production at its other coal mines in the region, including the addition of the seventh and eighth production units at the River View mine, to partially offset the loss of production from the Pattiki mine. Consequently, the temporary idling of the Pattiki mine in 2010 did not have a material adverse impact on the ARLP Partnership’s results of operations and cash flows. On July 19, 2010, the Pattiki mine resumed limited production while White County Coal continued to assess the effectiveness and reliability of the repaired vertical hoist conveyor system. On January 3, 2011, the Pattiki mine returned to full production.

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

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At June 30, 2011 and December 31, 2010, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $767.9 million and $809.5 million, respectively, based on interest rates that it believes are currently available to it for issuance of debt with similar terms and remaining maturities (Note 6).

6.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2011	December 31, 2010
AHGP Credit facility	$—	$—
ARLP Credit facility	—	—
ARLP Senior notes	72,000	72,000
ARLP Series A senior notes	205,000	205,000
ARLP Series B senior notes	145,000	145,000
ARLP Term loan	300,000	300,000

	722,000	722,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$704,000	$704,000

On December 29, 2010, the Intermediate Partnership entered into a term loan agreement (the “ARLP Term Loan Agreement”) with various financial institutions for a term loan (the “Term Loan”) in the aggregate principal amount of $300 million. The Term Loan bears interest at a variable rate plus an applicable margin, which fluctuates depending upon whether we elect the Term Loan (or a portion thereof) to bear interest at the Base Rate or the Eurodollar Rate (as defined in the Term Loan Agreement). The ARLP Partnership elected the Eurodollar Rate which, with applicable margin, was 2.3% as of June 30, 2011. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. The ARLP Partnership has the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Term Loan Agreement. Upon a “change of control” (as defined in the Term Loan Agreement), the unpaid principal amount of the Term Loan, all interest thereon and all other amounts payable under the Term Loan Agreement will become due and payable.

The ARLP Partnership incurred debt issuance costs of approximately $1.4 million in 2010 associated with the ARLP Term Loan Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Term Loan.

The Intermediate Partnership has a $142.5 million revolving credit facility (the “ARLP Credit Facility”), $72.0 million in senior notes (“Senior Notes”), $205.0 million in Series A and $145.0 million in Series B senior notes (the “2008 Senior Notes”) and the $300 million Term Loan (collectively, the “ARLP Debt Arrangements”), which are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain the following: (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 4.0 to 1.0, in both cases, during the four most recently ended fiscal quarters. The ARLP Credit Facility, Senior Notes and the 2008 Senior Notes limit the Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit of the subsequent year. As a result, the capital expenditure limit for 2011 is approximately $531.9 million. The debt to cash flow ratio and cash flow to interest expense ratio were 1.33 to 1.0 and 16.2 to 1.0, respectively, for the trailing twelve months ended June 30, 2011. Actual capital expenditures were $142.4 million for the six months ended June 30, 2011. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2011.

We previously maintained a $2.0 million revolving credit facility (the “AHGP Credit Facility”) with C-Holdings, LLC, which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Joseph W. Craft, III, Chairman, President and Chief Executive Officer of AGP. There were no material operating restrictions, financial restrictions or covenants in the AHGP Credit Facility. The AHGP Credit Facility expired on April 1, 2011 and was not renewed.

At June 30, 2011, the ARLP Partnership had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing, and it had no borrowings outstanding under the ARLP Credit Facility as of June 30, 2011 and December 31, 2010. The ARLP Partnership utilizes the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. The ARLP Partnership incurs an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

7.	NONCONTROLLING INTERESTS

We apply the provisions of FASB ASC 810, Consolidation. As required by FASB ASC 810, our noncontrolling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet within partners’ capital as a separate component from the limited partners’ equity. In addition, consolidated net income includes earnings attributable to both the limited partners’ and the noncontrolling interests.

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (Note 1). The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	June 30,	December 31,
	2011	2010
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,805)	$(303,816)
Non-Affiliates (ARLP’s non-affiliate limited partners)	508,186	449,411
Accumulated other comprehensive loss attributable to noncontrolling interests	(10,521)	(10,583)

Total noncontrolling interests	$193,860	$135,012

The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The total obligation associated with ARLP’s Long-Term Incentive Plan (“ARLP LTIP”), MGP Amended and Restated Deferred Compensation Plan for Directors (“MGP Deferred Compensation Plan”) and the Supplemental Executive Retirement Plan (“SERP”) are also included in the Non-Affiliates component of noncontrolling interest (Note 9).

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June,
	2011	2010	2011	2010
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$15	$14	$31	$26
Non-Affiliates (ARLP’s non-affiliate limited partners)	43,859	38,926	86,777	72,328

	$43,874	$38,940	$86,808	$72,354

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$20	$18
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	37,816	33,757

	$37,836	$33,775

(1)	Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of noncontrolling interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of June 30, 2011 and December 31, 2010 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

The following tables present the change in Partners’ Capital for the six months ended June 30, 2011 and 2010 (in thousands):

	Alliance Holdings GP, L.P.

	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2011	$330,346	$(8,138)	$135,012	$457,220
Net income	104,919	—	86,808	191,727
Other comprehensive income	—	71	62	133
Vesting of ARLP Long-Term Incentive Plan	—	—	(2,324)	(2,324)
Common unit-based compensation	89	—	2,915	3,004
Reclassification of SERP and Deferred Compensation Plans (Note 9)	682	—	9,223	9,905
Distributions on ARLP common unit-based compensation	—	—	(711)	(711)
Distributions to AHGP Partners	(64,802)	—	—	(64,802)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(37,125)	(37,125)

Balance at June 30, 2011	$371,234	$(8,067)	$193,860	$557,027

	Alliance Holdings GP, L.P.

	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2010	$269,742	$(7,465)	$60,423	$322,700
Net income	87,262	—	72,354	159,616
Other comprehensive income	—	245	293	538
Deconsolidation of MAC	—	—	(1,117)	(1,117)
Vesting of ARLP Long-Term Incentive Plan	—	—	(1,265)	(1,265)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	1,894	1,894
Distributions on ARLP common unit-based compensation	—	—	(665)	(665)
Distributions to AHGP Partners	(54,925)	—	—	(54,925)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(33,110)	(33,110)

Balance at June 30, 2010	$302,079	$(7,220)	$98,807	$393,666

8.	WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$70,965	$66,371	$67,687	$63,220
Accruals increase	5,557	5,005	11,114	9,811
Payments	(2,801)	(2,293)	(6,028)	(4,818)
Interest accretion	794	833	1,587	1,666
Valuation loss	—	134	155	171

Ending balance	$74,515	$70,050	$74,515	$70,050

Pneumoconiosis

The Patient Protection and Affordable Care Act, which was signed into law by President Obama on March 23, 2010, amended previous legislation related to coal workers’ pneumoconiosis, or black lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to the ARLP Partnership’s current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to its black lung obligation at December 31, 2010. The ARLP Partnership recorded this estimate as an increase to its black lung liability and a decrease to its actuarial gain included in accumulated other comprehensive income on our December 31, 2010 condensed consolidated balance sheet. The increase to the ARLP Partnership’s obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as the ARLP Partnership does not have sufficient information to determine what, if any, claims will be filed until regulations are issued. The ARLP Partnership will continue to evaluate the impact of these changes on such claims and record any necessary changes in the period in which the impact is estimable. For more information, please read “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other—Health Care Reform” of this Quarterly Report on Form 10-Q.

9.	COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership. The ARLP LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units. Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the MGP, subject to review and approval of the MGP compensation committee (“MGP Compensation Committee”). On January 25, 2011, the MGP Compensation Committee determined that the vesting requirements for the 2008 grants of 91,100 units (which are net of 2,500 forfeitures) had been satisfied as of January 1, 2011. As a result of this vesting, on February 11, 2011, the ARLP Partnership issued 58,886 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the ARLP LTIP participants. On January 25, 2011, the MGP

Compensation Committee authorized additional grants of up to 110,000 restricted units, of which 108,416 were granted during the six months ended June 30, 2011, all of which will vest on January 1, 2014 subject to satisfaction of certain financial tests. The fair value of these 2011 grants is equal to the intrinsic value at the date of grant, which was $66.84 per unit. ARLP LTIP expense was $1.4 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively, and $2.5 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. After consideration of the January 1, 2011 vesting and subsequent issuance of 58,886 common units, approximately 2.2 million units remain available for issuance under the ARLP LTIP in the future, assuming all grants issued in 2009, 2010 and 2011 currently outstanding are settled with common units and no future forfeitures occur.

As of June 30, 2011, there was $9.2 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.4 years. As of June 30, 2011, the intrinsic value of the non-vested ARLP LTIP grants was $29.9 million. As of June 30, 2011, the total obligation associated with the ARLP LTIP was $6.8 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distributions ARLP makes to its unitholders during the vesting period.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership. Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom units. The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP as of June 30, 2011.

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

Amounts that were payable under the SERP or Deferred Compensation Plans on or prior to January 1, 2011, were paid in either cash or common units of ARLP or AHGP, as appropriate. Effective for amounts that become payable after January 1, 2011, the Deferred Compensation Plans and the SERP

require that vested benefits be paid to participants only in common units of ARLP or AHGP, as appropriate, and therefore the phantom units now qualify for equity award accounting treatment. As a result, we reclassified a total of $9.2 million of obligations for the SERP and the MGP Deferred Compensation Plan from other long-term liabilities to the noncontrolling interests line item in our condensed consolidated balance sheets as required under FASB ASC 718, Compensation-Stock Compensation, on January 1, 2011. In addition, we reclassified $0.7 million of obligations for the AGP Deferred Compensation Plan from due to affiliates to the partners’ capital-limited partners line item in our condensed consolidated balance sheets during the six months ended June 30, 2011. For the six months ended June 30, 2011 and 2010, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 5,898 and 6,283 phantom units, respectively, and the fair value of these phantom units was $71.96 and $44.97, respectively, on a weighted-average basis. For the six months ended June 30, 2011 and 2010, AGP Deferred Compensation Plan participant notional account balances were credit with a total of 1,754 and 1,517 phantom units, respectively, and the fair value of these phantom units was $50.30 and $31.71, respectively, on a weighted-average basis. Total SERP and Deferred Compensation Plans expenses was approximately $0.2 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there were 162,068 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $12.1 million. As of June 30, 2011, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $9.6 million, which was included in the noncontrolling interests line item in our condensed consolidated balance sheets. The total obligation associated with the AGP Deferred Compensation Plan was $0.8 million, which was included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

10.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$618	$713	$1,236	$1,426
Interest cost	788	840	1,576	1,679
Expected return on plan assets	(973)	(924)	(1,945)	(1,846)
Amortization of net loss	122	269	244	538

Net periodic benefit cost	$555	$898	$1,111	$1,797

We previously disclosed in our financial statements for the year ended December 31, 2010 that the ARLP Partnership expected to contribute $5.0 million to the Pension Plan in 2011. During the six months ended June 30, 2011, the ARLP Partnership made contribution payments of $2.6 million for the 2010 plan year and $0.8 million for the 2011 plan year. On July 15 2011, we made a payment of $0.8 million for the 2011 plan year. The ARLP Partnership will make an additional quarterly contribution of $0.8 million for the 2011 plan year and therefore, expects to contribute a total of approximately $5.0 million to the Pension Plan in 2011 for the 2010 and 2011 plan years.

11.	COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2011 and 2010, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$97,286	$85,174	$191,727	$159,616
Other comprehensive income:
Actuarially determined long-term liability adjustments	67	269	133	538

Total other comprehensive income	67	269	133	538

Total comprehensive income	97,353	85,443	191,860	160,154
Less comprehensive income attributable to noncontrolling interests:
Net income	(43,874)	(38,940)	(86,808)	(72,354)
Actuarially determined long-term liability adjustments	(37)	(151)	(62)	(293)

Comprehensive income attributable to AHGP	$53,442	$46,352	$104,990	$87,507

Comprehensive income differs from net income due to net amortization of actuarial gains and losses associated with adoption of amendments to FASB ASC 715, Compensation – Retirement Benefits.

12.	SEGMENT INFORMATION

The ARLP Partnership operates in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users. We aggregate multiple operating segments into four reportable segments: Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three reportable segments correspond to the three major coal producing regions in the eastern U.S. Factors similarly affecting financial performance of the operating segments within each of these three reportable segments include coal quality, coal seam height, mining and transportation methods and regulatory issues.

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, River View Coal, LLC’s mining complex, the Sebree Mining, LLC (“Sebree”) property, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and its wholly-owned subsidiary, ARP Sebree, LLC. The ARLP Partnership recently received the permits necessary to begin mine construction at the Gibson South property, and on July 25, 2011, the ARLP Partnership’s board of directors of its managing general partner approved development of the Gibson South mine, which is currently underway. The ARLP Partnership is in the process of permitting the Sebree property for future mine development.

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

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in Mid-America Carbonates, LLC, (“MAC”) and certain properties of Alliance Resource Properties. Reportable segment results as of and for the three and six months ended June 30, 2011 and 2010 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Reportable segment results for the three months ended June 30, 2011:

Total revenues (2)	$323,214	$57,521	$69,493	$10,876	$(3,249)	$457,855
Segment Adjusted EBITDA Expense (3)	193,023	39,535	51,579	8,678	(3,249)	289,566
Segment Adjusted EBITDA (4)	124,201	17,563	15,622	2,197	—	159,583
Capital expenditures	37,913	5,498	34,315	925	—	78,651

Reportable segment results for the three months ended June 30, 2010:

Total revenues (2)	$296,949	$40,928	$57,973	$10,741	$(6,342)	$400,249
Segment Adjusted EBITDA Expense (3)	174,590	31,921	41,616	9,157	(6,342)	250,942
Segment Adjusted EBITDA (4)	115,872	8,911	14,121	1,582	—	140,486
Capital expenditures	51,191	3,161	42,684	355	—	97,391

Reportable segment results as of and for the six months ended June 30, 2011:

Total revenues (2)	$640,801	$105,226	$123,196	$20,467	$(8,663)	$881,027
Segment Adjusted EBITDA Expense (3)	373,267	73,052	92,893	18,337	(8,663)	548,886
Segment Adjusted EBITDA (4)	254,934	31,134	25,937	2,130	—	314,135
Total assets	798,452	91,271	367,514	372,249	(990)	1,628,496
Capital expenditures	73,354	11,855	55,773	1,451	—	142,433

Reportable segment results as of and for the six months ended June 30, 2010:

Total revenues (2)	$591,586	$80,690	$98,975	$21,208	$(11,593)	$780,866
Segment Adjusted EBITDA Expense (3)	347,443	64,746	73,587	18,018	(11,593)	492,201
Segment Adjusted EBITDA (4)	230,001	15,834	21,111	3,193	—	270,139
Total assets	759,487	80,656	286,740	32,733	(2,707)	1,156,909
Capital expenditures	83,389	4,520	85,991	948	—	174,848

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to the ARLP Partnership’s mining operations.
(2)	Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, Mt. Vernon transloading revenues and brokerage sales.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and consequently it does not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment Adjusted EBITDA Expense	$289,566	$250,942	$548,886	$492,201
Outside coal purchases	(5,842)	(4,544)	(9,631)	(6,386)
Other income	393	304	980	154

Operating expenses (excluding depreciation, depletion and amortization)	$284,117	$246,702	$540,235	$485,969

(4)	Segment Adjusted EBITDA is defined as Net Income (prior to the allocation of noncontrolling interest) before income taxes, net interest expense, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership’s revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to Net Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment Adjusted EBITDA	$159,583	$140,486	$314,135	$270,139
General and administrative	(13,806)	(11,823)	(27,079)	(23,026)
Depreciation, depletion and amortization	(39,100)	(35,677)	(76,962)	(71,973)
Interest expense, net	(9,067)	(7,390)	(18,271)	(14,933)
Income tax expense	(324)	(422)	(96)	(591)

Net Income	$97,286	$85,174	$191,727	$159,616

13.	SUBSEQUENT EVENTS

On July 27, 2011, we declared a quarterly distribution for the quarter ended June 30, 2011, of $0.5825 per unit on all common units outstanding, totaling approximately $34.9 million, payable on August 19, 2011 to all unitholders of record as of August 12, 2011.

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

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the fourth largest coal producer in the eastern U.S. The ARLP Partnership operates nine underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. The ARLP Partnership is constructing a new mining complex in West Virginia and also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. In addition, on July 25, 2011, the ARLP Partnership’s board of directors of its managing general partner (the “MGP Board of Directors”) approved development of a new mine in Indiana. As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.

We have four reportable segments: Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three reportable segments correspond to the three major coal producing regions in the eastern U.S. Factors similarly affecting financial performance of the operating segments within each of these three reportable segments include coal quality, coal seam height, mining and transportation methods and regulatory issues.

•

Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, LLC’s Gibson North mining complex (“Gibson North”), Hopkins County Coal, LLC’s Elk Creek mining complex (“Hopkins”), White County Coal, LLC’s Pattiki mine (“Pattiki”), Warrior Coal, LLC’s mining complex (“Warrior”), River View Coal, LLC’s mining complex (“River View”), the Sebree Mining, LLC (“Sebree”) property, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and its wholly-owned subsidiary, ARP Sebree, LLC. The ARLP Partnership recently received the permits necessary to begin mine construction at the Gibson South property, and on July 25, 2011, the MGP Board of Directors approved development of this mine, which is currently underway. The ARLP Partnership is in the process of permitting the Sebree property for future mine development.

•	Central Appalachian reportable segment is comprised of two operating segments, Pontiki Coal, LLC’s (“Pontiki”) and MC Mining, LLC’s mining complexes.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We reported record net income of $97.3 million for the three months ended June 30, 2011 (“2011 Quarter”) compared to $85.2 million for the three months ended June 30, 2010 (“2010 Quarter”). This increase of $12.1 million was principally due to improved pricing resulting in a record quarterly average coal sales price of $56.08 per ton sold for the 2011 Quarter, as compared to $51.53 per ton sold for the 2010 Quarter and record coal sales volumes, which increased to 7.9 million tons for the 2011 Quarter compared to 7.5 million tons for the 2010 Quarter. The ARLP Partnership had higher tons produced of 7.5 million tons in the 2011 Quarter compared to 6.9 million tons produced in the 2010 Quarter. The increase in produced tons primarily reflects increased production from the ARLP Partnership’s River View, Pattiki and Central Appalachia mines. Higher operating expenses during the 2011 Quarter resulted primarily from increased sales and production volumes, which particularly impacted materials and supplies expenses, sales-related expenses, maintenance costs and labor costs. Increased operating expenses also reflect increased incidental production at its Tunnel Ridge mine development project.

	Three Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(per ton sold)
Tons sold	7,890	7,489	N/A	N/A
Tons produced	7,535	6,917	N/A	N/A
Coal sales	$442,483	$385,905	$56.08	$51.53
Operating expenses and outside coal purchases	$289,959	$251,246	$36.75	$33.55

Coal sales. Coal sales for the 2011 Quarter increased 14.7% to $442.5 million from $385.9 million for the 2010 Quarter. The increase of $56.6 million in coal sales reflected the benefit of record coal sales prices (contributing $35.9 million in coal sales) and record tons sold (contributing $20.7 million in additional coal sales). Average coal sales prices in the 2011 Quarter increased $4.55 per ton sold to $56.08 per ton in the 2011 Quarter compared to $51.53 per ton in the 2010 Quarter, primarily as a result of improved contract pricing across all regions.

Operating expenses. Operating expenses increased 15.2% to $284.1 million for the 2011 Quarter from $246.7 million for the 2010 Quarter primarily due to record coal sales and increased production volumes. Increased River View production and Tunnel Ridge development combined to increase certain operating expenses by $11.6 million during the 2011 Quarter, which are generally included in variances discussed below. Operating expenses were impacted by various other factors, the most significant of which are also discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 7.2% to $11.95 per ton in the 2011 Quarter from $11.15 per ton in the 2010 Quarter. This increase of $0.80 per ton represents increased mine development labor and benefits at the ARLP Partnership’s Tunnel Ridge mine and the impact of decreased coal recoveries at the ARLP Partnership’s Dotiki, Warrior and Mettiki mines, partially offset by lower labor cost per ton resulting from increased production at the ARLP Partnership’s River View and Central Appalachian mines;

•

Workers’ compensation expenses per ton produced increased to $1.09 per ton in the 2011 Quarter from $1.06 per ton in the 2010 Quarter. The increase of $0.03 per ton produced resulted primarily from favorable reserve adjustments during the 2010 Quarter;

•

Material and supplies expenses per ton produced increased 16.7% to $12.14 per ton in the 2011 Quarter from $10.40 per ton in the 2010 Quarter. The increase of $1.74 per ton produced resulted from an increase in cost for certain products and services, primarily roof support (increase of $0.39 per ton), power and fuel used in the mining process (increase of $0.38 per ton), outside services and contract labor used in the mining process (increase of $0.40 per ton), ventilation (increase of $0.19 per ton) and rock dust (increase of $0.11 per ton) in addition to the negative cost impact of heightened regulatory oversight;

•

Maintenance expenses per ton produced increased 13.0% to $4.08 per ton in the 2011 Quarter from $3.61 per ton in the 2010 Quarter. The increase of $0.47 per ton produced was primarily due to higher maintenance costs in various equipment categories in the Illinois Basin and Northern Appalachian regions, as well as increased longwall maintenance costs at the ARLP Partnership’s Mettiki mine;

•

Mine administration expenses increased $3.4 million for the 2011 Quarter compared to the 2010 Quarter, primarily due to increased regulatory cost across all regions, increased costs associated with Matrix Design products, and research and higher insurance costs;

•

Contract mining expenses increased $0.8 million for the 2011 Quarter compared to the 2010 Quarter due principally to increased production expenses at both third-party operations, which include transition costs associated with a new contract mining agreement and closure costs related to one of the third-party mining operations;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.27 per produced ton sold in the 2011 Quarter compared to the 2010 Quarter, primarily as a result of increased average coal sales prices across all regions; and

•

Operating expenses for the 2010 Quarter included $1.2 million for the retirement of certain assets related to the failed vertical hoist conveyor system at the ARLP Partnership’s Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure In 2010” of this Quarterly Report on Form 10-Q.

General and administrative. General and administrative expenses for the 2011 Quarter increased to $13.8 million compared to $11.8 million in the 2010 Quarter. The increase of $2.0 million was primarily due to increases in salary expense, professional service fees and contributions to certain industry and advocacy groups.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design and other outside services. Other sales and operating revenues increased to $6.7 million for the 2011 Quarter from $5.5 million for the 2010 Quarter. The increase of $1.5 million was primarily attributable to increased Matrix Design product sales.

Outside coal purchases. Outside coal purchases increased to $5.8 million for the 2011 Quarter from $4.5 million in the 2010 Quarter. The increase of $1.3 million was primarily attributable to increased coal brokerage activity as well as Mettiki’s higher cost per ton of coal purchased for sale into the export market.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $39.1 million for the 2011 Quarter from $35.7 million for the 2010 Quarter. The increase of $3.4 million was attributable to additional depreciation expense associated with capital expenditures related to the expansion of the ARLP Partnership’s River View mine, infrastructure and equipment expenditures at the Dotiki mine and capital expenditures related to various infrastructure improvements and efficiency projects at other mining operations.

Interest expense. Interest expense, net of capitalized interest, increased to $9.2 million for the 2011 Quarter from $7.4 million for the 2010 Quarter. The increase of $1.8 million was principally attributable to increased interest expense resulting from the ARLP Partnership’s $300 million term loan, which was completed in the fourth quarter of 2010, partially offset by reduced interest expense resulting from the August 2010 principal repayment of $18.0 million on the ARLP Partnership’s original senior notes issued in 1999, each of which is discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses were $8.7 million and $8.8 million for the 2011 and 2010 Quarters, respectively. The decrease of $0.1 million was primarily attributable to reduced tonnage for which the ARLP Partnership arranged transportation at certain mines. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income tax expense. Income tax expense was $0.3 million for the 2011 Quarter compared to $0.4 million for the 2010 Quarter. Income taxes are primarily due to the operations of Matrix Design, which is owned by the ARLP Partnership’s subsidiary, Alliance Service, Inc. The decrease in income tax expense was due to lower annualized operating income from Matrix Design.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate. The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The net income attributable to noncontrolling interest was $43.9 million and $39.0 million for the 2011 and 2010 Quarters, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above.

Segment Adjusted EBITDA. Our 2011 Quarter Segment Adjusted EBITDA increased $19.1 million, or 13.6%, to a record $159.6 million from the 2010 Quarter Segment Adjusted EBITDA of $140.5 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,
	2011	2010	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$124,201	$115,872	$8,329	7.2%
Central Appalachia	17,563	8,911	8,652	97.1%
Northern Appalachia	15,622	14,121	1,501	10.6%
Other and Corporate	2,197	1,582	615	38.9%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (2)	$159,583	$140,486	$19,097	13.6%

Tons sold
Illinois Basin	6,328	6,113	215	3.5%
Central Appalachia	708	543	165	30.4%
Northern Appalachia	830	833	(3)	(0.4)%
Other and Corporate	24	—	24	(1)
Elimination	—	—	—	—

Total tons sold	7,890	7,489	401	5.4%

Coal sales
Illinois Basin	$317,042	$290,204	$26,838	9.2%
Central Appalachia	57,098	40,837	16,261	39.8%
Northern Appalachia	66,360	54,859	11,501	21.0%
Other and Corporate	1,983	5	1,978	(1)
Elimination	—	—	—	—

Total coal sales	$442,483	$385,905	$56,578	14.7%

Other sales and operating revenues
Illinois Basin	$181	$257	$(76)	(29.6)%
Central Appalachia	—	(5)	5	(1)
Northern Appalachia	842	878	(36)	(4.1)%
Other and Corporate	8,892	10,735	(1,843)	(17.2)%
Elimination	(3,249)	(6,342)	3,093	48.8%

Total other sales and operating revenues	$6,666	$5,523	$1,143	20.7%

Segment Adjusted EBITDA Expense
Illinois Basin	$193,023	$174,590	$18,433	10.6%
Central Appalachia	39,535	31,921	7,614	23.9%
Northern Appalachia	51,579	41,616	9,963	23.9%
Other and Corporate	8,678	9,157	(479)	5.2%
Elimination	(3,249)	(6,342)	3,093	48.8%

Total Segment Adjusted EBITDA Expense (3)	$289,566	$250,942	$38,624	15.4%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, and depreciation, depletion and amortization. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended June 30,
	2011	2010
Segment Adjusted EBITDA	$159,583	$140,486

General and administrative	(13,806)	(11,823)
Depreciation, depletion and amortization	(39,100)	(35,677)
Interest expense, net	(9,067)	(7,390)
Income tax expense	(324)	(422)

Net income	$97,286	$85,174

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and, consequently, it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended June 30,
	2011	2010
Segment Adjusted EBITDA Expense	$289,566	$250,942

Outside coal purchases	(5,842)	(4,544)
Other income	393	304

Operating expense (excluding depreciation, depletion and amortization)	$284,117	$246,702

Illinois Basin – Segment Adjusted EBITDA increased 7.2% to $124.2 million in the 2011 Quarter from $115.9 million in the 2010 Quarter. The increase of $8.3 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $50.10 per ton sold during the 2011 Quarter compared to $47.47 per ton sold for the 2010 Quarter. Coal sales increased 9.2% to $317.0 million in the 2011 Quarter compared to $290.2 million in the 2010 Quarter. The increase of $26.8 million primarily reflects the increase in the average coal sales price discussed above and increased tons produced and sold from the ARLP Partnership’s River View mine and Pattiki mine, which resumed full production in the first quarter of 2011, offset partially by weather disruptions and difficult mining conditions affecting certain other mining operations. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 10.6% to $193.0 million from $174.6 million in the 2010 Quarter and increased $1.94 per ton sold to $30.50 from $28.56 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, as well as difficult mining conditions resulting in lower production at the Warrior and Dotiki mines and weather related disruptions at the Gibson North and Hopkins mines. These increases were partially offset by higher production at the ARLP Partnership’s River View and Pattiki mines and the impact on the 2010 Quarter of a $1.2 million loss on the retirement of certain assets related to the failed vertical hoist conveyor system at the ARLP Partnership’s Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure In 2010” of this Quarterly Report on Form 10-Q.

Central Appalachia – Segment Adjusted EBITDA increased 97.1% to $17.6 million for the 2011 Quarter compared to $8.9 million in the 2010 Quarter. The increase of $8.7 million was primarily attributable to increased tons sold, which increased 30.4% to 0.7 million tons sold in the 2011 Quarter, as well as improved contract pricing resulting in a higher average coal sales price of $80.66 per ton sold during the 2011 Quarter compared to $75.24 per ton sold for the 2010 Quarter. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 23.9% to $39.5 million from $31.9 million in the 2010 Quarter, primarily as a result of increased sales volumes and certain cost increases described above under consolidated operating expenses, as well as the impact of increasingly stringent regulatory compliance. Although Segment Adjusted EBITDA Expense increased, Segment Adjusted EBITDA expense per ton decreased 5.1% to $55.85 per ton in the 2011 Quarter from $58.82 per ton in the 2010 Quarter, primarily as a result of increased production at both Central Appalachian mines and particularly Pontiki, which added a fourth mining unit in the 2011 Quarter.

Northern Appalachia – Segment Adjusted EBITDA increased 10.6% to $15.6 million for the 2011 Quarter as compared to $14.1 million in the 2010 Quarter. This increase of $1.5 million was primarily attributable to improved contract pricing in the export coal markets resulting in a higher average sales price of $79.92 per ton sold for the 2011 Quarter compared to $65.87 per ton sold for the 2010 Quarter. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 23.9% to $51.6 million from $41.6 million in the 2010 Quarter and increased $12.15 per ton sold to $62.12 from $49.97 per ton sold, primarily as a result of increased cost per ton of coal purchased for sale into the export markets and lower coal recoveries due to difficult geologic conditions at the Mountain View mine, as well as the other cost increases described above under consolidated operating expenses, including expenses related to the ARLP Partnership’s Tunnel Ridge mine development project

Other and Corporate – Segment Adjusted EBITDA increased $0.6 million in the 2011 Quarter from the 2010 Quarter. This increase was primarily attributable to higher coal brokerage sales. Other sales and operating revenues decreased 17.2% to $8.9 million in the 2011 Quarter compared to $10.7 million for the 2010 Quarter. The decrease of $1.8 million was primarily attributable to decreased sales of mine safety equipment by the Matrix Group to the ARLP Partnership’s mining subsidiaries (which are eliminated upon consolidation) and a decrease in Mt. Vernon outside transloading revenue resulting in part from weather disruptions. Segment Adjusted EBITDA Expense decreased 5.2% to $8.7 million for the 2011 Quarter compared to $9.2 million for the 2010 Quarter, primarily due to an increase in equity income from MAC, partially offset by increased component expenses and research costs associated with services revenue and safety equipment sales by the Matrix Group.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

We reported record net income of $191.7 million for the six months ended June 30, 2011 (“2011 Period”) compared to $159.6 million for the six months ended June 30, 2010 (“2010 Period”). This increase of $32.1 million was principally due to improved pricing resulting in an average coal sales price of $55.11 per ton sold for the 2011 Period, as compared to $50.44 per ton sold in the 2010 Period. The ARLP Partnership had tons sold of 15.4 million tons and tons produced of 15.8 million tons in the 2011 Period compared to 14.9 million tons sold and 14.5 million tons produced in the 2010 Period. This increase in produced tons primarily reflects increased production from the ARLP Partnership’s River View mine. Higher operating expenses during the 2011 Period resulted primarily from increased sales and production volumes, which particularly impacted materials and supplies expenses, sales-related expenses, maintenance costs and labor costs. Increased operating expenses also reflect increased incidental production at its Tunnel Ridge mine development project.

	Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(per ton sold)
Tons sold	15,428	14,870	N/A	N/A
Tons produced	15,755	14,461	N/A	N/A
Coal sales	$850,168	$750,064	$55.11	$50.44
Operating expenses and outside coal purchases	$549,866	$492,355	$35.64	$33.11

Coal sales. Coal sales for the 2011 Period increased 13.3% to $850.2 million from $750.1 million for the 2010 Period. The increase of $100.1 million in coal sales reflected the benefit of higher coal sales prices (contributing $72.1 million in coal sales) and increased tons sold (contributing $28.2 million in additional coal sales). Average coal sales prices increased $4.67 per ton sold to $55.11 per ton in the 2011 Period as compared to $50.44 per ton sold in the 2010 Period, primarily as a result of improved contract pricing across all regions.

Operating expenses. Operating expenses increased 11.2% to $540.2 million for the 2011 Period from $486.0 million for the 2010 Period primarily due to increased coal sales and production volumes. Increased River View production and Tunnel Ridge development combined to increase certain operating expenses by $29.5 million during the 2011 Period, which are generally included in variances discussed below. Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 6.4% to $11.32 per ton in the 2011 Period from $10.64 per ton in the 2010 Period. This increase of $0.68 per ton represents increased labor and benefits due mine development at the ARLP Partnership’s Tunnel Ridge mine and decreased coal recoveries at its Dotiki, Warrior and Mettiki mines, partially offset by lower labor cost per ton resulting from increased production at the ARLP Partnership’s River View mine and Central Appalachian mines;

•

Workers’ compensation expenses per ton produced increased to $1.05 per ton in the 2011 Period from $1.00 per ton in the 2010 Period. The increase of $0.5 per ton produced resulted primarily from favorable reserve adjustments during the 2010 Period;

•

Material and supplies expenses per ton produced increased 17.9% to $11.74 per ton in the 2011 Period from $9.96 per ton in the 2010 Period. The increase of $1.78 per ton produced resulted from an increase in cost for certain products and services, primarily roof support (increase of $0.50 per ton), power and fuel used in the mining process (increase of $0.29 per ton), outside services and contract labor used in the mining process (increase of $0.44 per ton), ventilation (increase of $0.14 per ton), certain safety related materials and supplies (increase of $0.11 per ton) and rock dust (increase of $0.10 per ton) in addition to the negative cost impact of heightened regulatory oversight;

•

Maintenance expenses per ton produced increased 17.1% to $4.05 per ton in the 2011 Period from $3.46 per ton in the 2010 Period. The increase of $0.59 per ton produced was primarily due to higher maintenance costs on continuous miners (increase of $0.13 per ton) in the Illinois Basin and Northern Appalachian regions, increased longwall maintenance costs at the ARLP Partnership’s Mettiki mine and higher costs in other various categories;

•

Mine administration expenses increased $5.8 million for the 2011 Period compared to the 2010 Period, primarily due to increased regulatory costs, insurance costs and increased components expense associated with safety equipment sales by the Matrix Group. In addition, mine administration expenses increased during the 2011 Period due to costs incurred at Tunnel Ridge and Warrior related to reserve studies and mine planning activities;

•

Contract mining expenses increased $1.9 million for the 2011 Period compared to the 2010 Period. The increase primarily reflects increased production and increased production expense from the ARLP Partnership’s existing contract mining operations in Northern Appalachia. Also contributing to increased contract mining expenses were transition costs associated with a new contract mining agreement and closure costs for one of the mining operations;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.38 per produced ton sold in the 2011 Period compared to the 2010 Period, primarily as a result of increased average coal sales prices across all regions;

•

The operating expenses increases described above were partially offset in the 2011 Period by a 1.0 million reduction in tons sold from higher cost per ton beginning of the year coal inventory compared to the 2010 Period; and

•

Operating expenses for the 2010 Period included $1.2 million related to the retirement of certain assets related to the failed vertical hoist conveyor system at the ARLP Partnership’s Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure In 2010” of this Quarterly Report on Form 10-Q.

General and administrative. General and administrative expenses for the 2011 Period increased to $27.1 million compared to $23.0 million in the 2010 Period. The increase of $4.1 million was primarily due to increases in salary expense, incentive compensation expense and professional service fees.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design, and other outside services. Other sales and operating revenues increased to $12.9 million for the 2011 Period from $12.3 million for the 2010 Period. The increase of $0.6 million was primarily attributable to increased Matrix Design product sales and Mt. Vernon transloading revenues.

Outside coal purchases. Outside coal purchases increased to $9.6 million for the 2011 Period compared to $6.4 million in the 2010 Period. The increase of $3.2 million was primarily attributable to increased outside coal purchases related to the Northern Appalachian region due to increased demand in export coal markets, as well as increased coal brokerage activity.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $77.0 million for the 2011 Period from $72.0 million for the 2010 Period. The increase of $5.0 million was attributable to additional depreciation expense associated with capital expenditures related to the expansion of the ARLP Partnership’s River View mine, infrastructure and equipment expenditures at the Dotiki mine and capital expenditures related to various infrastructure improvements and efficiency projects at other mining operations.

Interest expense. Interest expense, net of capitalized interest, increased to $18.5 million for the 2011 Period from $15.0 million for the 2010 Period. The increase of $3.5 million was principally attributable to increased interest expense resulting from the ARLP Partnership’s $300 million term loan, which was completed in the fourth quarter of 2010, partially offset by reduced interest expense from the ARLP Partnership’s August 2010 principal repayment of $18.0 million on its original senior notes issued in 1999, each of which is discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses were $18.0 million and $18.5 million for the 2011 and 2010 Periods, respectively. The decrease of $0.5 million was primarily attributable to reduced tonnage for which the ARLP Partnership arranged transportation at certain mines, partially offset by an increase in the average transportation rate in the 2011 Period reflecting higher spot contracts with pass-through costs. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income tax expense. Income tax expense was $0.1 million for the 2011 Period compared to $0.6 million for the 2010 Period. Income taxes are primarily due to the operations of Matrix Design, which is owned by the ARLP Partnership’s subsidiary, Alliance Service, Inc. The decrease in income tax expense was due to lower annualized operating income in the 2011 Period from Matrix Design.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate. The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The net income attributable to noncontrolling interest was $86.8 million and $72.4 million for the 2011 and 2010 Periods, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above.

Segment Adjusted EBITDA. Our 2011 Period Segment Adjusted EBITDA increased $44.0 million, or 16.3%, to $314.1 million from the 2010 Period Segment Adjusted EBITDA of $270.1 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,
	2011	2010	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$254,934	$230,001	$24,933	10.8%
Central Appalachia	31,134	15,834	15,300	96.6%
Northern Appalachia	25,937	21,111	4,826	22.9%
Other and Corporate	2,130	3,193	(1,063)	(33.3)%
Elimination	—	—	—	(1)

Total Segment Adjusted EBITDA (2)	$314,135	$270,139	$43,996	16.3%

Tons sold
Illinois Basin	12,502	12,190	312	2.6%
Central Appalachia	1,303	1,149	154	13.4%
Northern Appalachia	1,599	1,531	68	4.4%
Other and Corporate	24	—	24	(1)
Elimination	—	—	—	—

Total tons sold	15,428	14,870	558	3.8%

Coal sales
Illinois Basin	$627,050	$576,644	$50,406	8.7%
Central Appalachia	104,063	80,466	23,597	29.3%
Northern Appalachia	117,072	92,940	24,132	26.0%
Other and Corporate	1,983	14	1,969	(1)
Elimination	—	—	—	—

Total coal sales	$850,168	$750,064	$100,104	13.3%

Other sales and operating revenues
Illinois Basin	$1,150	$800	$350	43.8%
Central Appalachia	123	114	9	7.9%
Northern Appalachia	1,759	1,758	1	0.1%
Other and Corporate	18,484	21,197	(2,713)	(12.8)%
Elimination	(8,663)	(11,593)	2,930	25.3%

Total other sales and operating revenues	$12,853	$12,276	$577	4.7%

Segment Adjusted EBITDA Expense
Illinois Basin	$373,267	$347,443	$25,824	7.4%
Central Appalachia	73,052	64,746	8,306	12.8%
Northern Appalachia	92,893	73,587	19,306	26.2%
Other and Corporate	18,337	18,018	319	1.8%
Elimination	(8,663)	(11,593)	2,930	25.3%

Total Segment Adjusted EBITDA Expense (3)	$548,886	$492,201	$56,685	11.5%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net EBITDA, excluding general and administrative expense. EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, and depreciation, depletion and amortization. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Segment Adjusted EBITDA	$314,135	$270,139

General and administrative	(27,079)	(23,026)
Depreciation, depletion and amortization	(76,962)	(71,973)
Interest expense, net	(18,271)	(14,933)
Income tax expense	(96)	(591)

Net income	$191,727	$159,616

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, and consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the ARLP Partnership’s segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Segment Adjusted EBITDA Expense	$548,886	$492,201

Outside coal purchases	(9,631)	(6,386)
Other income	980	154

Operating expense (excluding depreciation, depletion and amortization)	$540,235	$485,969

Illinois Basin – Segment Adjusted EBITDA increased 10.8% to $254.9 million in the 2011 Period from $230.0 million in the 2010 Period. The increase of $24.9 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $50.16 per ton sold during the 2011 Period compared to $47.31 per ton sold for the 2010 Period. Coal sales increased 8.7% to $627.1 million in the 2011 Period compared to $576.6 million in the 2010 Period. The increase of $50.5 million primarily reflects the increase in average coal sales price discussed above and increased tons produced and sold from the ARLP Partnership’s River View mine and Pattiki mine, which resumed full production in the first quarter of 2011, offset partially by weather disruptions and difficult mining conditions affecting certain mine operations. Total Segment Adjusted EBITDA Expense for the 2011 Period increased 7.4% to $373.3 million from $347.4 million in the 2010 Period and increased $1.36 per ton sold to $29.86 from $28.50 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, as well as lower production at the Dotiki and Warrior mines and weather related disruptions at the Gibson North and Hopkins mines. These increases were partially offset by higher production at the ARLP Partnership’s River View and Pattiki mines in the 2011 Period and the impact on the 2010 Period of a $1.2 million loss on the retirement of certain assets related to the failed vertical hoist conveyor system at the ARLP Partnership’s Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure In 2010” of this Quarterly Report on Form 10-Q.

Central Appalachia – Segment Adjusted EBITDA increased 96.6% to $31.1 million for the 2011 Period, compared to $15.8 million for the 2010 Period. The increase of $15.3 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $79.89 per ton sold during the 2011 Period compared to $70.01 per ton sold for the 2010 Period, as well as a 13.4% increase in tons sold to 1.3 million tons in the 2011 Period compared to 1.1 million tons sold in the 2010 Period. Total Segment Adjusted EBITDA Expense for the 2010 Period increased 12.8% to $73.1 million from $64.7 million in the 2010 Period, primarily as a result of certain cost increases described above under consolidated operating expenses as well as the impact of increasingly stringent regulatory compliance. Although Segment Adjusted EBITDA Expense increased, Segment Adjusted EBITDA expense per ton decreased 0.4% to $56.08 per ton in the 2011 Period from $56.33 per ton in the 2010 Period primarily as a result of increased production at both Central Appalachian mines and particularly Pontiki, which added a fourth mining unit during the 2011 Period.

Northern Appalachia – Segment Adjusted EBITDA increased 22.9% to $25.9 million for the 2011 Period, compared to $21.1 million for the 2010 Period. The increase of $4.8 million was primarily attributable to improved contract pricing in the export coal markets resulting in a higher average sales price of $73.20 per ton sold for the 2011 Period compared to $60.73 per ton sold for the 2010 Period. Improved demand in the export coal markets also resulted in higher tons sold, which increased 4.4% to

1.6 million tons in the 2011 Period from 1.5 million tons in the 2010 Period. Total Segment Adjusted EBITDA Expense for the 2011 Period increased 26.2% to $92.9 million from $73.6 million in the 2010 Period and increased $10.00 per ton sold to $58.08 from $48.08 per ton sold, primarily as a result of higher coal sales volumes, increased costs associated with coal purchased for sale into the export market and lower coal recoveries due to adverse geologic conditions, as well as the other cost increases described above under consolidated operating expenses, including expenses related to the ARLP Partnership’s Tunnel Ridge mine development project.

Other and Corporate – Segment Adjusted EBITDA and other sales and operating revenues decreased $1.0 million and $2.7 million, respectively, in the 2011 Period compared to the 2010 Period. These decreases were primarily attributable to lower Matrix Group safety equipment sales and a decrease in Mt. Vernon outside transloading revenues. Segment Adjusted EBITDA Expense increased 1.8% to $18.3 million for the 2011 Period compared to $18.0 million for the 2010 Period, primarily due to increased component expenses and research costs associated with services revenue and safety equipment sales by the Matrix Group, partially offset by an increase in equity income from MAC during the 2011 Period and a loss associated with United Kingdom currency held during the 2010 Period.

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

Cash Flows

Cash provided by operating activities was $259.7 million for the 2011 Period compared to $257.7 million for the 2010 Period. The increase in cash provided by operating activities was principally attributable to higher net income and an increase in the change in accounts payable in the 2011 Period compared to the 2010 Period. These increases in cash provided by operating activities were partially offset by a significant increase in coal inventory during the 2011 Period as compared to a decrease during the 2010 Period.

Net cash used in investing activities was $147.0 million for the 2011 Period compared to $183.6 million for the 2010 Period. The decrease in cash used for investing activities was primarily attributable to decreases in capital expenditures at Tunnel Ridge as a result of the ARLP Partnership’s construction timetable and River View due to the addition of mining units during the 2010 Period, partially offset by mine infrastructure and equipment expenditures at the Dotiki mine as well as increased capital expenditures at other mines and timing differences in accounts payable and accrued liabilities compared to the 2010 Period.

Net cash used in financing activities was $105.3 million for the 2011 Period compared to $85.1 million for the 2010 Period. The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2011 Period and net borrowings of $5.0 million under the ARLP Credit Facility in the 2010 Period.

Capital Expenditures

Capital expenditures decreased to $142.4 million in the 2011 Period from $174.8 million in the 2010 Period. See “—Cash Flows” above for additional information regarding capital expenditures.

The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2011 are estimated in a range of $320.0 to $360.0 million. Management anticipates funding remaining 2011 capital requirements with the ARLP Partnership’s cash and cash equivalents ($347.1 million as of June 30, 2011), cash flows provided by operations and borrowing available under the ARLP Credit Facility as discussed below. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability and cost of additional capital to the ARLP Partnership will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Debt Obligations

AHGP Partnership

We previously maintained a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”), which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Joseph W. Craft, III, Chairman, President and Chief Executive Officer of AGP. We had no borrowings under the AHGP Credit Facility during the 2011 Period. The AHGP Credit Facility expired on April 1, 2011 and was not renewed.

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

At June 30, 2011, the ARLP Partnership had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility as of June 30, 2011 or December 31, 2010. The ARLP Partnership utilizes the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. The ARLP Partnership incurs an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

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

Term Loan. On December 29, 2010, the Intermediate Partnership entered into a term loan agreement (the “ARLP Term Loan Agreement”) with various financial institutions for a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $300 million. The ARLP Term Loan bears interest at a variable rate plus an applicable margin which fluctuates depending upon whether the ARLP Partnership elects the ARLP Term Loan (or a portion thereof) to bear interest at the Base Rate or the Eurodollar Rate (as defined in the ARLP Term Loan Agreement). The ARLP Partnership elected the Eurodollar Rate which, with applicable margin, was 2.3% as of June 30, 2011. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the ARLP Term Loan Agreement. Upon a “change of control” (as defined in the ARLP Term Loan Agreement), the unpaid principal amount of the ARLP Term Loan, all interest thereon and all other amounts payable under the ARLP Term Loan Agreement will become due and payable.

The ARLP Partnership incurred debt issuance costs of approximately $1.4 million in 2010 associated with the ARLP Term Loan Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the ARLP Term Loan.

The ARLP Credit Facility, ARLP Senior Notes, 2008 Senior Notes and the ARLP Term Loan (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain the following: (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 4.0 to 1.0, in both cases, during the four most recently ended fiscal quarters. The ARLP Credit Facility, ARLP Senior Notes and the 2008 Senior Notes limit the Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions, as described above. The debt to cash flow ratio and cash flow to interest expense ratio were 1.33 to 1.0 and 16.2 to 1.0, respectively, for the trailing twelve months ended June 30, 2011. Actual capital expenditures were $142.4 million for the 2011 Period. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2011.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At June 30, 2011, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks. SGP previously guaranteed $5.0 million of these outstanding letters of credit. On May 4, 2011, the ARLP Partnership entered into the Amendment and Restatement of Letter of Credit Facility Agreement, dated as of October 2, 2010, which released SGP from its guarantee of these outstanding letters of credit.

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

New Accounting Standards Issued and Not Yet Adopted

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 removes the presentation options in Accounting Standards Codification 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income (“OCI”). ASU 2011-05 does not change the items that must be reported in OCI. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its provisions must be applied retrospectively for all periods presented in the financial statements. We do not anticipate the adoption of ASU 2011-05 on January 1, 2012 will have a material impact on our consolidated financial statements.

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

The Dodd–Frank Act

On July 21, 2010, President Obama signed into law the Dodd - Frank Wall Street Reform and Consumer Protection Act (“Dodd- Frank Act”). The additional regulations imposed by the Dodd- Frank Act on financial institutions may result in increased costs associated with future borrowings and decreased availability of credit. However, we are presently unable to determine the significance of any potential increase in our borrowing costs or potential liquidity constraints, if any. The Dodd- Frank Act also requires public mining companies to report certain safety information regarding citations, penalties and pending legal actions in each periodic report filed with the U.S. Securities and Exchange Commission (“SEC”) and to file current reports on Form 8-K for certain safety matters. We are continuing to evaluate the effect of the Dodd- Frank Act on the ARLP Partnership’s operations.

Pattiki Vertical Hoist Conveyor System Failure In 2010

On May 13, 2010, White County Coal’s Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. The ARLP Partnership’s operating expenses for the three and six months ended June 30, 2010 include $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. The ARLP Partnership reviewed its commercial property (including business interruption) insurance policies and, as the loss on the vertical hoist conveyor system did not exceed the ARLP Partnership’s deductible for property damage, it did not recover any amounts under such policies.

While the Pattiki mine was temporarily idled, the ARLP Partnership expanded coal production at its other coal mines in the region, including the addition of the seventh and eighth production units at the River View mine, to partially offset the loss of production from the Pattiki mine. Consequently, the temporary idling of the Pattiki mine did not have a material adverse impact on the ARLP Partnership’s results of operations and cash flows. On July 19, 2010, the Pattiki mine resumed limited production while White County Coal continued to assess the effectiveness and reliability of the repaired vertical hoist conveyor system. On January 3, 2011, the Pattiki mine returned to full production.

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

Interest Rate Risk

Borrowings under the ARLP Credit Facility and ARLP Term Loan Agreement are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates. The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt. The ARLP Partnership had no borrowings under the ARLP Credit Facility and $300.0 million outstanding under the ARLP Term Loan Agreement at June 30, 2011. A one percentage point increase in the interest rates related to the ARLP Term Loan Agreement would result in an annualized increase in 2011 interest expense of $3.0 million, based on borrowing levels at June 30, 2011. With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $18.2 million in the estimated fair value of these borrowings.

As of June 30, 2011, the estimated fair value of the ARLP Debt Arrangements was approximately $767.9 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2011. There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of June 30, 2011. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the AHGP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended June 30, 2011, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Mine Safety and Health Act Information

Workplace safety is fundamental to the ARLP Partnership’s culture. The ARLP Partnership’s operating subsidiaries empower their employees to be actively involved in continuous efforts to prevent accidents. By providing a work environment that rewards safety and encourages employee participation in the safety process, the ARLP Partnership’s mining operations strive to be the leaders in safety performance in our industry.

The ARLP Partnership is also a leader in developing and implementing new technologies to improve safety throughout the industry. For example, the ARLP Partnership’s subsidiary Matrix Design recently announced the development of two innovative technologies designed to improve safety in underground mining operations – a portable, wireless communication and electronic tracking system designed to allow surface personnel the ability to communicate with and locate underground mining personnel and a proximity detection system designed to improve the safety of continuous mining units used in underground operations. Matrix Design has completed installation of its communication and tracking system at all of the ARLP Partnership’s operating subsidiaries and has either installed or received orders to install this vital safety system at over half of the operating underground coal mines in the U.S. In addition, Matrix Design has twenty-six of its proximity detection systems functioning on continuous miners in the ARLP Partnership’s operating subsidiaries’ underground coal mines.

The ARLP Partnership’s industry is focused on improving employee safety and its safety performance is continuously monitored, including through the mining industry standard of “non-fatal days lost”, or “NFDL”, which reflects both the frequency and severity of injuries incurred and, the ARLP Partnership believes, is a better measure of safety performance than compliance statistics. As indicated in the chart below, these efforts have resulted in significant safety improvements as the industry average NFDL as of the first quarter of 2011, as reported(a) by the Mine Safety and Health Administration (“MSHA”), has decreased approximately 65% since 1998.

(a)	Data compiled for all U.S. underground bituminous coal mines and related surface facilities from the MSHA report “Mine Injury and Worktime, Quarterly Closeout Edition.” Data for 1998 through 2010 reflects the “January – December, Final” report for each year. Data for 2011 reflects the “January – March, Preliminary” report for the first three months of 2011.

During this same time period, the combined NFDL rating of the ARLP Partnership’s operating subsidiaries has averaged approximately one-third better than the industry average and in 2010 the ARLP Partnership achieved the best overall annual NFDL rating in our history.

The ARLP Partnership’s mining operations are subject to extensive and stringent compliance standards established pursuant to the Federal Mine Safety and Health Act of 1977, as amended by the MINER Act (as amended, the “Mine Act”). MSHA monitors and rigorously enforces compliance with these standards and the ARLP Partnership’s mining operations are inspected frequently. During the three months ended June 30, 2011, the ARLP Partnership’s mines were subject to 1,541 MSHA inspection days with an average of only 0.21 “significant and substantial”, or “S&S”, citations written per inspection day.

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

The ARLP Partnership takes all allegations of violations of Mine Act standards seriously, and if it disagrees with the assertions of an MSHA inspector, it exercises its right to challenge those findings by “contesting” the citation or order pursuant to the procedures established by the Mine Act and its regulations. During the three months ended June 30, 2011, the ARLP Partnership’s operating subsidiaries contested approximately 20% of all citations and the majority of S&S citations issued by MSHA inspectors. These contested proceedings frequently result in the dismissal or modification of previously issued citations, substantial reductions in the penalty amounts originally assessed by MSHA, or both.

The Dodd–Frank Act requires issuers to include in periodic reports filed with the SEC certain information relating to citations or orders for violations of standards under the Mine Act. Responding to that legislation, the ARLP Partnership reports that, for the three months ended June 30, 2011, none of its operating subsidiaries (a) received any violations under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) received any MSHA written notice under Mine Act section 104(e) of a pattern of violations of mandatory health or safety standards or the potential to have such a pattern, or (c) had any fatalities. For the three months ended June 30, 2011, the ARLP Partnership’s subsidiary, Webster County Coal, LLC, initiated one (1) legal proceeding before the Federal Mine Safety and Health Review Commission (“Commission”). The proceeding, which seeks an appeal of an administrative law judge’s decision in three consolidated cases involving Webster County Coal, LLC, is still pending. The ARLP Partnership has contests of 296 citations or orders pending before the administrative law judges of the Commission that were initiated during the three months ended June 30, 2011 and that involve all types of citations (i.e., not only S&S citations).

The following table sets out additional information required by the Dodd–Frank Act for the three months ended June 30, 2011. The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system or other factors.

Subsidiary Name (1)	Section 104(a) Citations(2)	Section 104(b) Orders (3)	Section 104(d) Citations and Orders (4)	Section 107(a) Orders (5)	Total Proposed Assessments (in thousands) (6)
Illinois Basin Operations
Webster County Coal, LLC (KY)	61	—	—	—	$43.1
Warrior Coal, LLC (KY)	35	1	2	1	$7.7
Hopkins County Coal, LLC (KY)	16	—	—	—	$3.5
River View Coal, LLC (KY)	19	—	—	—	$3.3
White County Coal, LLC (IL)	36	—	3	—	$16.1
Gibson County Coal, LLC (IN)	32	—	—	1	$93.7

Central Appalachian Operations
Pontiki Coal, LLC (KY)	50	—	—	—	$106.6
MC Mining, LLC (KY)	30	—	—	—	$24.3

Northern Appalachian Operations
Mettiki Coal, LLC (MD)	3	—	—	—	$0.1
Mettiki Coal (WV), LLC	21	—	—	—	$2.6
Tunnel Ridge, LLC (PA/WV)	11	—	—	—	$4.7

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

(6)	Amounts shown include assessments proposed by MSHA during the three months ended June 30, 2011 on the citations and orders reflected in this chart.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.1	Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2011 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 8, 2011.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director, duly authorized to sign on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer