Form 10-Q
period 2011-09-30
Alliance Holdings GP, L.P.
filed 2011-11-08
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, 59,863,000 common units are outstanding.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$309,771	$342,237
Trade receivables	144,201	112,942
Other receivables	2,336	2,537
Due from affiliates	—	1,635
Inventories	45,835	31,548
Advance royalties	4,812	4,812
Prepaid expenses and other assets	1,716	10,363

Total current assets	508,671	506,074

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,838,660	1,598,130
Less accumulated depreciation, depletion and amortization	(750,586)	(648,883)

Total property, plant and equipment, net	1,088,074	949,247

OTHER ASSETS:
Advance royalties	30,740	27,439
Equity investments in affiliates	37,119	—
Other long-term assets	17,231	21,312

Total other assets	85,090	48,751

TOTAL ASSETS	$1,681,835	$1,504,072

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$86,796	$63,934
Due to affiliates	514	573
Accrued taxes other than income taxes	18,094	13,916
Accrued payroll and related expenses	37,405	30,773
Accrued interest	6,644	2,491
Workers’ compensation and pneumoconiosis benefits	8,521	8,518
Current capital lease obligations	724	295
Other current liabilities	18,529	16,780
Current maturities, long-term debt	18,000	18,000

Total current liabilities	195,227	155,280

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	686,000	704,000
Pneumoconiosis benefits	49,106	45,039
Accrued pension benefit	10,489	13,296
Workers’ compensation	70,619	59,796
Asset retirement obligations	56,655	56,045
Due to affiliates	—	682
Long-term capital lease obligations	2,666	165
Other liabilities	3,568	12,549

Total long-term liabilities	879,103	891,572

Total liabilities	1,074,330	1,046,852

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	393,519	330,346
Accumulated other comprehensive loss	(8,039)	(8,138)

Total AHGP Partners’ Capital	385,480	322,208
Noncontrolling interests	222,025	135,012

Total Partners’ Capital	607,505	457,220

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,681,835	$1,504,072

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
SALES AND OPERATING REVENUES:
Coal sales	$473,683	$396,655	$1,323,851	$1,146,719
Transportation revenues	7,446	7,111	25,452	25,637
Other sales and operating revenues	6,528	6,590	19,381	18,866

Total revenues	487,657	410,356	1,368,684	1,191,222

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	294,771	264,388	835,006	750,357
Transportation expenses	7,446	7,111	25,452	25,637
Outside coal purchases	19,864	5,736	29,495	12,122
General and administrative	13,613	16,327	40,692	39,353
Depreciation, depletion and amortization	40,275	37,587	117,237	109,560

Total operating expenses	375,969	331,149	1,047,882	937,029

INCOME FROM OPERATIONS	111,688	79,207	320,802	254,193
Interest expense (net of interest capitalized for the three and nine months ended September 30, 2011 and 2010 of $170, $67, $482 and $758, respectively)	(8,782)	(7,633)	(27,248)	(22,667)
Interest income	84	47	279	148
Other income	360	460	1,340	614

INCOME BEFORE INCOME TAXES	103,350	72,081	295,173	232,288
INCOME TAX EXPENSE (BENEFIT)	(317)	995	(221)	1,586

NET INCOME	103,667	71,086	295,394	230,702
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(46,559)	(31,602)	(133,367)	(103,956)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$57,108	$39,484	$162,027	$126,746

BASIC NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.95	$0.66	$2.71	$2.12

DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.95	$0.66	$2.71	$2.12

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.5825	$0.4825	$1.665	$1.40

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC	59,863,000	59,863,000	59,863,000	59,863,000

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$429,975	$391,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(216,308)	(233,773)
Changes in accounts payable and accrued liabilities	511	(6,298)
Proceeds from sale of property, plant and equipment	465	353
Purchase of equity investment in affiliate	(35,700)	—
Payment for acquisition of coal reserves	(33,841)	—
Receipts of prior advances on Gibson rail project	810	1,597

Net cash used in investing activities	(284,063)	(238,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	—	95,000
Payments under revolving credit facilities	—	(95,000)
Payments on capital lease obligations	(595)	(242)
Payment on long-term debt	(18,000)	(18,000)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(2,324)	(1,265)
Distributions paid by consolidated partnership to noncontrolling interests	(57,787)	(51,242)
Distributions paid to Partners	(99,672)	(83,808)

Net cash used in financing activities	(178,378)	(154,557)

EFFECT OF CURRENCY TRANSLATION ON CASH	—	(274)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,466)	(1,739)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	342,237	24,361

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$309,771	$22,622

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$22,930	$19,354

Cash paid for income taxes	$300	$888

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$12,828	$14,521

Market value of ARLP common units issued under ARLP’s Long-Term Incentive Plan before minimum statutory tax withholding requirements	$6,572	$3,396

Assets acquired by capital lease	$3,525	$—

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

Organization and Formation

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP.” We own directly and indirectly 100% of the members’ interest in MGP, ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major United States (“U.S.”) utilities and industrial users. ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999, to acquire, upon completion of ARLP’s initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc. (“ARH”), a Delaware corporation. We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership. In June 2006, ARH and its parent company became wholly-owned, directly and indirectly, by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP and a Director and the President and Chief Executive Officer of MGP.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of September 30, 2011 and December 31, 2010, results of our operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. All of our intercompany transactions and accounts have been eliminated. Net income attributable to Alliance Holdings GP, L.P. from within our accompanying condensed consolidated financial statements will be described as “Net Income of AHGP.”

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

On May 13, 2010, White County Coal’s Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. Operating expenses for the nine months ended September 30, 2010 include $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. As the loss on the vertical hoist conveyor system did not exceed the deductible under the ARLP Partnership’s commercial property (including business interruption) insurance policies, it did not recover any amounts under such policies.

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

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At September 30, 2011 and December 31, 2010, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $741.5 million and $809.5 million, respectively, based on interest rates that it believes are currently available to it for issuance of debt with similar terms and remaining maturities (Note 6).

6.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2011	December 31, 2010
AHGP Credit facility	$—	$—
ARLP Credit facility	—	—
ARLP Senior notes	54,000	72,000
ARLP Series A senior notes	205,000	205,000
ARLP Series B senior notes	145,000	145,000
ARLP Term loan	300,000	300,000

	704,000	722,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$686,000	$704,000

On December 29, 2010, the Intermediate Partnership entered into a term loan agreement (the “ARLP Term Loan Agreement”) with various financial institutions for a term loan (the “Term Loan”) in the aggregate principal amount of $300 million. The Term Loan bears interest at a variable rate plus an applicable margin, which fluctuates depending upon whether we elect the Term Loan (or a portion thereof) to bear interest at the Base Rate or the Eurodollar Rate (as defined in the Term Loan Agreement). The ARLP Partnership elected the Eurodollar Rate which, with applicable margin, was 2.25% as of September 30, 2011. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. The ARLP Partnership has the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Term Loan Agreement. Upon a “change of control” (as defined in the Term Loan Agreement), the unpaid principal amount of the Term Loan, all interest thereon and all other amounts payable under the Term Loan Agreement will become due and payable.

The ARLP Partnership incurred debt issuance costs of approximately $1.4 million in 2010 associated with the ARLP Term Loan Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Term Loan.

The Intermediate Partnership has a $142.5 million revolving credit facility (the “ARLP Credit Facility”), $54.0 million in senior notes (“Senior Notes”), $205.0 million in Series A and $145.0 million in Series B senior notes (collectively, the “2008 Senior Notes”) and the $300 million Term Loan (collectively, the “ARLP Debt Arrangements”), which are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain the following: (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 4.0 to 1.0, in both cases, during the four most recently ended fiscal quarters. The ARLP Credit Facility, Senior Notes and the 2008 Senior Notes limit the Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit of the subsequent year. As a result, the capital expenditure limit for 2011 is approximately $531.9 million. The debt to cash flow ratio and cash flow to interest expense ratio were 1.23 to 1.0 and 16.5 to 1.0, respectively, for the trailing twelve months ended September 30, 2011. Actual capital expenditures were $216.3 million for the nine months ended September 30, 2011. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2011.

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

At September 30, 2011, the ARLP Partnership had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing, and it had no borrowings outstanding under the ARLP Credit Facility as of September 30, 2011 and December 31, 2010. The ARLP Partnership utilizes the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. The ARLP Partnership incurs an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

7.	WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and leaseback of certain reserves and surface rights, a coal handling and services agreement and a backstop equipment financing facility. The initial investment by the ARLP Partnership at the Transaction Date was $69.5 million and the ARLP Partnership is committed to fund up to approximately $400.0 million to $525.0 million, including initial funding, over the next three to four years. The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

Alliance Resource Properties, LLC (“Alliance Resource Properties”) newly formed subsidiary, Alliance WOR Properties, LLC (“WOR Properties”), acquired from White Oak the rights to approximately 100.0 million tons of proven and probable high-sulfur coal reserves and certain surface properties and rights in Hamilton County, Illinois, (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where the ARLP Partnership’s Pattiki mine is located. The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights. The ARLP Partnership utilized existing cash on hand to consummate the Reserve Acquisition.

In addition, WOR Properties committed up to $106.2 million to purchase, leaseback and fund development of up to an additional 100.0 million tons of coal reserves from White Oak during the next 12 to 24 months. In conjunction with the Reserve Acquisition, WOR Properties entered into a Coal Mining Lease, Sublease and Development Agreement (“Coal Lease Agreement”) with White Oak, which provides White Oak the rights to develop and mine the acquired reserves. The Coal Lease Agreement requires, in consideration of the leaseback of the coal reserves and the funding of development of those coal reserves, White Oak to pay WOR Properties earned royalties when coal production begins and a fully recoupable minimum monthly royalty of $1.625 million during the period beginning January 1, 2015 and ending December 31, 2034. The lease term is through December 31, 2034, subject to certain renewal options for White Oak.

Equity Investment—Series A Units

Concurrent with the Reserve Acquisition, Alliance WOR Processing, LLC (“WOR Processing”), a newly formed subsidiary of Alliance Coal, made an equity investment of $35.7 million in White Oak and received Series A Units representing ownership in White Oak. White Oak and WOR Processing agreed to an additional investment in Series A Units by WOR Processing of at least $114.3 million (for a minimum total of $150.0 million), and WOR Processing committed to invest up to an additional $125.0 million in Series A Units to the extent required for development or operation of the White Oak mine, and subject to certain rights and obligations of other White Oak owners to participate in such investment.

The Series A Units are entitled to receive 100% of all distributions made by White Oak until such time as the Series A Units have realized a defined minimum return, after which the Series A Units will receive distributions based on a participation percentage determined in accordance with the White Oak operating agreement. In addition, the Series A Units contain certain liquidation preferences that require upon an event of liquidation, the minimum return provision must be satisfied on a priority basis over other classes of White Oak equity. Assuming a $150.0 million investment in Series A Units, WOR Processing’s ownership interest in White Oak will be 20.0% and it will be entitled to receive 20.0% of all distributions subsequent to satisfaction of the Series A Units minimum return. WOR Processing’s ownership interest and distribution participation percentage in White Oak may increase with additional investments in the Series A Units up to a maximum of 40.0% for an investment of $275.0 million in the Series A Units. WOR Processing’s ownership and member’s voting interest in White Oak at September 30, 2011 was 5.6% based upon currently outstanding voting units. The remainder of the equity ownership in White Oak, represented by Series B Units, is held by other investors and members of White Oak management.

There are four primary activities the ARLP Partnership believes that most significantly impacts White Oak’s economic performance. These primary activities are associated with financing, capital, operating and marketing of White Oak’s development and operation of the mine areas covered by the agreements. The ARLP Partnership has various protective or participating rights related to these primary activities, such as minority representation on White Oak’s board of directors, restrictions on indebtedness and other obligations, the ability to assume control of White Oak’s board of directors in certain circumstances, such as an event of default by White Oak, and the right to approve certain coal sales agreements that represent a significant concentration of White Oak’s coal sales, among others. The ARLP Partnership undertook an extensive review of all such rights provided to WOR Processing and the ARLP Partnership and concluded all such rights are protective in nature and do not provide WOR Processing or the ARLP Partnership the ability to unilaterally direct any of the four primary activities of White Oak that most significantly impact its economic performance. However, the agreements provide the ARLP Partnership the ability to exert significant influence over these activities. As such, WOR Processing’s interest in White Oak is recognized as an equity investment in affiliate in our condensed consolidated balance sheet. The ARLP Partnership accounts for WOR Processing’s ownership interest in White Oak under the equity method of accounting, with recognition of its ownership interest in the income or loss of White Oak as equity income/(loss) in our condensed consolidated statements of income. As of September 30, 2011, WOR Processing had invested $35.7 million in Series A Units of White Oak equity, which represents the ARLP Partnership’s current maximum exposure to loss of White Oak. White Oak made no distributions from the Transaction Date through September 30, 2011.

WOR Processing’s equity in earnings or losses of affiliates are recorded under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the preferences WOR

Processing receives on distributions. Under the HLBV, the ARLP Partnership determines WOR Processing’s share of White Oak earnings or losses by determining the difference between its claim to White Oak’s book value at the end of the period as compared to the beginning of the period. WOR Processing’s claim on White Oak’s book value is calculated as the amount it would receive if White Oak were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors, other investors and WOR Processing according to the respective priorities. For the period from the Transaction Date through September 30, 2011, the ARLP Partnership was allocated losses of $0.2 million. There were no losses allocated to the ARLP Partnership for any period prior to the Transaction Date.

Throughput Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement (“Services Agreement”) with White Oak pursuant to which WOR Processing will construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak mine. The Services Agreement requires White Oak to pay a throughput fee for these services of $5.00 per ton of feedstock coal processed through the preparation plant up to a minimum throughput quantity (and, beginning in January 2015, to pay any deficiency if less than the minimum tonnage is throughput) and $2.40 per ton for quantities in excess of the minimum throughput quantity. The minimum throughput quantity is 666,667 tons of feedstock coal per month. The term of the Services Agreement is through December 31, 2034. The expected cost to construct the facilities contemplated by the Services Agreement is approximately $99.5 million and will be expended by WOR Processing over the next three years utilizing existing cash on hand, cash generated from operations and cash from borrowings under our revolving credit facility. In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse (“Construction Loan”). The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015. White Oak has not utilized any amounts available under the Construction Loan as of September 30, 2011.

Equipment Financing Commitment

Concurrent with the Reserve Acquisition, the Intermediate Partnership committed to provide $100.0 million of fully collateralized equipment financing with a five year term to White Oak for the purchase of coal mining equipment should other third party funding sources not be available. White Oak had not utilized any amounts available under the equipment financing as of September 30, 2011.

8.	NONCONTROLLING INTERESTS

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

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (Note 1). The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	September 30, 2011	December 31, 2010
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,799)	$(303,816)
Non-Affiliates (ARLP’s non-affiliate limited partners)	536,307	449,411
Accumulated other comprehensive loss attributable to noncontrolling interests	(10,483)	(10,583)

Total noncontrolling interests	$222,025	$135,012

The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The total obligation associated with ARLP’s Long-Term Incentive Plan (“ARLP LTIP”), MGP Amended and Restated Deferred Compensation Plan for Directors (“MGP Deferred Compensation Plan”) and the Supplemental Executive Retirement Plan (“SERP”) are also included in the Non-Affiliates component of noncontrolling interest (Note 10).

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$16	$11	$47	$37
Non-Affiliates (ARLP’s non-affiliate limited partners)	46,543	31,591	133,320	103,919

	$46,559	$31,602	$133,367	$103,956

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$30	$27
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	57,757	51,215

	$57,787	$51,242

(1)	Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of noncontrolling interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of September 30, 2011 and December 31, 2010 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

The following tables present the change in Partners’ Capital for the nine months ended September 30, 2011 and 2010 (in thousands):

	Alliance Holdings GP, L.P.
	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2011	$330,346	$(8,138)	$135,012	$457,220
Net income	162,027	—	133,367	295,394
Other comprehensive income	—	99	100	199
Vesting of ARLP Long-Term Incentive Plan	—	—	(2,324)	(2,324)
Common unit-based compensation	136	—	4,434	4,570
Reclassification of SERP and Deferred Compensation Plans (Note 10)	682	—	9,223	9,905
Distributions on ARLP common unit-based compensation	—	—	(1,066)	(1,066)
Distributions to AHGP Partners	(99,672)	—	—	(99,672)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(56,721)	(56,721)

Balance at September 30, 2011	$393,519	$(8,039)	$222,025	$607,505

	Alliance Holdings GP, L.P.
	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2010	$269,742	$(7,465)	$60,423	$322,700
Net income	126,746	—	103,956	230,702
Other comprehensive income	—	1,061	1,356	2,417
Deconsolidation of MAC	—	—	(1,117)	(1,117)
Vesting of ARLP Long-Term Incentive Plan	—	—	(1,265)	(1,265)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	2,941	2,941
Distributions on ARLP common unit-based compensation	—	—	(973)	(973)
Distributions to AHGP Partners	(83,808)	—	—	(83,808)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(50,269)	(50,269)

Balance at September 30, 2010	$312,680	$(6,404)	$115,052	$421,328

9.	WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$74,515	$70,050	$67,687	$63,220
Accruals increase	5,570	5,120	16,684	14,931
Payments	(2,491)	(2,494)	(8,519)	(7,312)
Interest accretion	793	833	2,380	2,499
Valuation loss	125	2,015	280	2,186

Ending balance	$78,512	$75,524	$78,512	$75,524

Pneumoconiosis

The Patient Protection and Affordable Care Act, which was signed into law by President Obama on March 23, 2010, amended previous legislation related to coal workers’ pneumoconiosis, or black lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to the ARLP Partnership’s current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to its black lung obligation at December 31, 2010. The ARLP Partnership recorded this estimate as an increase to its black lung liability and a decrease to its actuarial gain included in accumulated other comprehensive income on our December 31, 2010 condensed consolidated balance sheet. The increase to the ARLP Partnership’s obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as the ARLP Partnership does not have sufficient information to determine what, if any, claims will be filed until regulations are issued or development patterns are identified through future litigation of claims. The ARLP Partnership will continue to evaluate the impact of these changes on such claims and record any necessary changes in the period in which the impact is estimable. For more information, please read “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other—Health Care Reform” of this Quarterly Report on Form 10-Q.

10.	COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership. The ARLP LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units. Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the MGP, subject to review and approval of the compensation committee of the MGP board of directors (“MGP Compensation Committee”). On January 25, 2011, the MGP Compensation Committee determined that the vesting requirements for the 2008 grants of 91,100 units (which are net of 2,500 forfeitures) had been satisfied as of January 1, 2011. As a result of this vesting, on February 11, 2011, the ARLP Partnership issued 58,886 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the ARLP LTIP participants. On

January 25, 2011, the MGP Compensation Committee authorized additional grants of up to 110,000 restricted units, of which 108,416 were granted during the nine months ended September 30, 2011, all of which will vest on January 1, 2014 subject to satisfaction of certain financial tests. The fair value of these 2011 grants is equal to the intrinsic value at the date of grant, which was $66.84 per unit. ARLP LTIP expense was $1.3 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively, and $3.9 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively. After consideration of the January 1, 2011 vesting and subsequent issuance of 58,886 common units, approximately 2.2 million units remain available for issuance under the ARLP LTIP in the future, assuming all grants issued in 2009, 2010 and 2011 currently outstanding are settled with ARLP common units and no future forfeitures occur.

As of September 30, 2011, there was $7.8 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.1 years. As of September 30, 2011, the intrinsic value of the non-vested ARLP LTIP grants was $25.2 million. As of September 30, 2011, the total obligation associated with the ARLP LTIP was $8.2 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distributions ARLP makes to its unitholders during the vesting period.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership. Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom units. The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP as of September 30, 2011.

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

Amounts that were payable under the SERP or Deferred Compensation Plans on or prior to January 1, 2011, were paid in either cash or common units of ARLP or AHGP, as appropriate. Effective for amounts that become payable after January 1, 2011, the Deferred Compensation Plans and the SERP require that vested benefits be paid to participants only in common units of ARLP or AHGP, as appropriate, and therefore the phantom units now qualify for equity award accounting treatment. As a result, we reclassified a total of $9.2 million of obligations for the SERP and the MGP Deferred Compensation Plan from other long-term liabilities to the noncontrolling interests line item in our condensed consolidated balance sheets as required under FASB ASC 718, Compensation-Stock Compensation, on January 1, 2011. In addition, we reclassified $0.7 million of obligations for the AGP Deferred Compensation Plan from due to affiliates to the partners’ capital-limited partners line item in our condensed consolidated balance sheets during the nine months ended September 30, 2011. For the nine months ended September 30, 2011 and 2010, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 8,284 and 9,091 phantom units, respectively, and the fair value of these phantom units was $72.01 and $58.34, respectively, on a weighted-average basis. For the nine months ended September 30, 2011 and 2010, AGP Deferred Compensation Plan participant notional account balances were credit with a total of 2,728 and 2,158 phantom units, respectively, and the fair value of these phantom units was $49.79 and $35.17, respectively, on a weighted-average basis. Total expense for the SERP and Deferred Compensation Plans was approximately $0.2 million and $2.2 million for the three months ended September 30, 2011 and 2010, respectively, and $0.7 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there were 165,433 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $10.5 million. As of September 30, 2011, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $9.8 million, which was included in the noncontrolling interests line item in our condensed consolidated balance sheets. The total obligation associated with the AGP Deferred Compensation Plan was $0.8 million, which was included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

11.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$618	$713	$1,854	$2,139
Interest cost	788	839	2,364	2,519
Expected return on plan assets	(972)	(922)	(2,917)	(2,768)
Amortization of net loss	122	269	366	806

Net periodic benefit cost	$556	$899	$1,667	$2,696

We previously disclosed in our financial statements for the year ended December 31, 2010 that the ARLP Partnership expected to contribute $5.0 million to the Pension Plan in 2011. During the nine months ended September 30, 2011, the ARLP Partnership made contribution payments of $2.6 million for the 2010 plan year and $1.6 million for the 2011 plan year. On October 14, 2011, the ARLP Partnership made a payment of $0.8 million for the 2011 plan year, for total contributions of $5.0 million to the Pension Plan in 2011 for the 2010 and 2011 plan years.

12.	COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30, 2011 and 2010, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$103,667	$71,086	$295,394	$230,702
Other comprehensive income:
Actuarially determined long-term liability adjustments	66	1,879	199	2,417

Total other comprehensive income	66	1,879	199	2,417

Total comprehensive income	103,733	72,965	295,593	233,119
Less comprehensive income attributable to noncontrolling interests:
Net income	(46,559)	(31,602)	(133,367)	(103,956)
Actuarially determined long-term liability adjustments	(38)	(1,063)	(100)	(1,356)

Comprehensive income attributable to AHGP	$57,136	$40,300	$162,126	$127,807

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, River View Coal, LLC’s mining complex, the Sebree Mining, LLC (“Sebree”) property, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties and its wholly-owned subsidiary, ARP Sebree, LLC. The ARLP Partnership recently received the permits necessary to begin mine construction at the Gibson South property, and on July 25, 2011, the ARLP Partnership’s board of directors of its managing general partner approved development of the Gibson South mine, which is currently underway. The ARLP Partnership is in the process of permitting the Sebree property for future mine development.

The Central Appalachian reportable segment is comprised of two operating segments, Pontiki Coal, LLC’s and MC Mining, LLC’s mining complexes.

The Northern Appalachian reportable segment is comprised of multiple operating segments, including Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV) LLC’s Mountain View mining complex, two small third-party mining operations (one of which ceased operations in July 2011), a mining complex currently under construction at Tunnel Ridge, LLC (“Tunnel Ridge”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property. In May 2010, incidental production began from mine development activities at Tunnel Ridge; however, longwall production is not anticipated until early in the second quarter of 2012. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, WOR Properties, WOR Processing, the ARLP Partnership’s equity investment in Mid-America Carbonates, LLC, (“MAC”) and certain properties of Alliance Resource Properties. WOR Processing includes both the ARLP Partnership’s surface operations at White Oak currently under construction and its equity investment in White Oak (Note 7). Reportable segment results as of and for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate		Elimination (1)	Consolidated
	(in thousands)
Reportable segment results for the three months ended September 30, 2011:

Total revenues (2)	$342,237	$49,478	$76,808	$22,606		$(3,472)	$487,657
Segment Adjusted EBITDA Expense (3)	210,024	36,796	50,911	20,016		(3,472)	314,275
Segment Adjusted EBITDA (4)	127,230	12,456	23,665	2,585		—	165,936
Capital expenditures	36,050	8,298	29,044	34,324	*	—	107,716	*

Reportable segment results for the three months ended September 30, 2010:

Total revenues (2)	$304,292	$41,499	$57,248	$12,610		$(5,293)	$410,356
Segment Adjusted EBITDA Expense (3)	185,183	33,175	46,268	10,331		(5,293)	269,664
Segment Adjusted EBITDA (4)	114,215	8,307	8,781	2,278		—	133,581
Capital expenditures	35,611	3,389	19,512	413		—	58,925

Reportable segment results as of and for the nine months ended September 30, 2011:

Total revenues (2)	$983,038	$154,704	$200,004	$43,073		$(12,135)	$1,368,684
Segment Adjusted EBITDA Expense (3)	583,291	109,848	143,804	38,353		(12,135)	863,161
Segment Adjusted EBITDA (4)	382,164	43,590	49,602	4,715		—	480,071
Total assets	787,790	89,516	400,372	405,034		(877)	1,681,835
Capital expenditures	109,404	20,153	84,817	35,775	*	—	250,149	*

Reportable segment results as of and for the nine months ended September 30, 2010:

Total revenues (2)	$895,878	$122,189	$156,223	$33,818		$(16,886)	$1,191,222
Segment Adjusted EBITDA Expense (3)	532,626	97,921	119,855	28,349		(16,886)	761,865
Segment Adjusted EBITDA (4)	344,216	24,141	29,892	5,471		—	403,720
Total assets	753,987	84,505	299,812	45,673		(5,401)	1,178,576
Capital expenditures	119,000	7,909	105,503	1,361		—	233,773

*	Capital expenditures shown above for the three and nine months ended September 30, 2011, include the reserves acquired from White Oak for $33,841 (Note 7).

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to the ARLP Partnership’s mining operations.
(2)	Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, Mt. Vernon transloading revenues and brokerage sales.
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and consequently it does not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment Adjusted EBITDA Expense	$314,275	$269,664	$863,161	$761,865
Outside coal purchases	(19,864)	(5,736)	(29,495)	(12,122)
Other income	360	460	1,340	614

Operating expenses (excluding depreciation, depletion and amortization)	$294,771	$264,388	$835,006	$750,357

(4)	Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, net interest expense, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership’s revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment Adjusted EBITDA	$165,936	$133,581	$480,071	$403,720
General and administrative	(13,613)	(16,327)	(40,692)	(39,353)
Depreciation, depletion and amortization	(40,275)	(37,587)	(117,237)	(109,560)
Interest expense, net	(8,698)	(7,586)	(26,969)	(22,519)
Income tax (expense) benefit	317	(995)	221	(1,586)

Net income	$103,667	$71,086	$295,394	$230,702

14.	SUBSEQUENT EVENTS

On October 28, 2011, we declared a quarterly distribution for the quarter ended September 30, 2011, of $0.61 per unit on all common units outstanding, totaling approximately $36.5 million, payable on November 18, 2011 to all unitholders of record as of November 11, 2011.

On October 28, 2011, the ARLP Partnership declared a quarterly distribution for the quarter ended September 30, 2011, of $0.955 per unit, on all common units outstanding, totaling approximately $57.7 million (which included its managing general partner’s incentive distributions), payable on November 14, 2011 to all unitholders of record as of November 7, 2011.

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

•

Northern Appalachian reportable segment is comprised of multiple operating segments, including Mettiki Coal, LLC’s mining complex (“Mettiki”), Mettiki Coal (WV), LLC’s Mountain View mining complex (“Mountain View”), two small third-party mining operations (one of which ceased operations in July 2011), a mining complex currently under construction at Tunnel Ridge, LLC (“Tunnel Ridge”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property. In May 2010, incidental production began from mine development activities at Tunnel Ridge; however, longwall production is not anticipated until early in the second quarter of 2012. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

•

Other and Corporate reportable segment includes marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (collectively, Matrix Design and Alliance Design Group, LLC are referred to as the “Matrix Group”), the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Alliance WOR Properties, LLC, Alliance WOR Processing, LLC (“WOR Processing”), the ARLP Partnership’s equity investment in Mid-America Carbonates, LLC (“MAC”) and certain properties of Alliance Resource Properties. WOR Processing includes both the ARLP Partnership’s surface operations at White Oak Resources, LLC (“White Oak”) currently under construction and its equity investment in White Oak. For more information on White Oak, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

We reported record net income of $103.7 million for the three months ended September 30, 2011 (“2011 Quarter”) compared to $71.1 million for the three months ended September 30, 2010 (“2010 Quarter”). This increase of $32.6 million was principally due to improved pricing resulting in a record quarterly average coal sales price of $56.89 per ton sold, as compared to $51.68 per ton sold for the 2010 Quarter, and record coal sales volumes, which increased to 8.3 million tons for the 2011 Quarter compared to 7.7 million tons for the 2010 Quarter. The ARLP Partnership had higher tons produced of 7.6 million tons in the 2011 Quarter, compared to 7.1 million tons produced in the 2010 Quarter. The increase in produced tons primarily reflects increased production from the ARLP Partnership’s River View, Pattiki and Gibson North mines. Higher operating expenses during the 2011 Quarter resulted primarily from increased sales and production volumes, which particularly impacted materials and supplies expenses, sales-related expenses, maintenance costs and labor-related expenses. Increased operating expenses also reflect increased incidental production at the ARLP Partnership’s Tunnel Ridge mine development project and higher outside coal purchases.

	Three Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(per ton sold)
Tons sold	8,326	7,676	N/A	N/A
Tons produced	7,644	7,124	N/A	N/A
Coal sales	$473,683	$396,655	$56.89	$51.68
Operating expenses and outside coal purchases	$314,635	$270,124	$37.79	$35.19

Coal sales. Coal sales for the 2011 Quarter increased 19.4% to $473.7 million from $396.7 million for the 2010 Quarter. The increase of $77.0 million in coal sales reflected the benefit of record coal sales prices (contributing $43.4 million in coal sales) and tons sold (contributing $33.6 million in additional coal sales). Average coal sales prices in the 2011 Quarter increased $5.21 per ton sold to $56.89 per ton in the 2011 Quarter compared to $51.68 per ton in the 2010 Quarter primarily as a result of improved contract pricing across all regions, particularly increased pricing of coal sold into the export market.

Operating expenses and outside coal purchases. Operating expenses and outside coal purchases increased 16.5% to $314.6 million for the 2011 Quarter from $270.1 million for the 2010 Quarter primarily due to record coal sales, increased production volumes and higher outside coal purchases. On a per ton basis, operating expenses and outside coal purchases increased 7.4% to $37.79 per ton sold. Various significant factors related to the operating and outside coal purchases expense and per ton variances are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 13.3% to $12.54 per ton in the 2011 Quarter from $11.07 per ton in the 2010 Quarter. This increase of $1.47 per ton represents increased labor costs and health care costs at our Illinois Basin mines, higher mine development labor and benefits at the ARLP Partnership’s Tunnel Ridge mine and the impact of decreased coal recoveries at the Dotiki, Warrior and Gibson mines, partially offset by increased production at the ARLP Partnership’s Pattiki and Central Appalachian mines;

•

Workers’ compensation expenses per ton produced decreased to $1.09 per ton in the 2011 Quarter from $1.31 per ton in the 2010 Quarter. The decrease of $0.22 per ton produced resulted primarily from unfavorable reserve adjustments for claims incurred during the 2010 Quarter;

•

Material and supplies expenses per ton produced increased 11.4% to $12.33 per ton in the 2011 Quarter from $11.07 per ton in the 2010 Quarter. The increase of $1.26 per ton produced resulted from an increase in costs for certain products and services, primarily roof support (increase of $0.40 per ton), certain safety related materials and supplies (increase of $0.32 per ton), contract labor used in the mining process (increase of $0.27 per ton), power and fuel used in the mining process (increase of $0.19 per ton) and ventilation (increase of $0.14 per ton) in addition to the negative cost impact of heightened regulatory oversight;

•

Maintenance expenses per ton produced increased 11.5% to $4.18 per ton in the 2011 Quarter from $3.75 per ton in the 2010 Quarter. The increase of $0.43 per ton produced was primarily due to higher maintenance costs in various equipment categories in the Illinois Basin and Northern Appalachian regions;

•

Mine administration expenses increased $1.9 million for the 2011 Quarter compared to the 2010 Quarter, primarily due to increased regulatory costs across all regions, increased costs associated with Matrix Design products and research, and higher insurance costs;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.17 per produced ton sold in the 2011 Quarter compared to the 2010 Quarter primarily as a result of increased average coal sales prices across all regions;

•

The operating expenses increases described above were partially offset in the 2011 Quarter by a decrease in contract mining expenses of $1.5 million for the 2011 Quarter compared to the 2010 Quarter due principally to decreased production expenses at the ARLP Partnership’s third-party mining operations and the closure of one third-party mining operation in the Northern Appalachian region during July 2011; and

•

Outside coal purchases increased to $19.9 million for the 2011 Quarter from $5.7 million in the 2010 Quarter. The increase of $14.2 million was primarily attributable to increased coal brokerage activity as well as Mettiki’s higher cost per ton of coal purchased.

General and administrative. General and administrative expenses for the 2011 Quarter decreased to $13.6 million compared to $16.3 million in the 2010 Quarter. The decrease of $2.7 million was primarily due to decreases in expense for certain incentive compensation plans and lower contributions to industry and advocacy groups.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $40.3 million for the 2011 Quarter from $37.6 million for the 2010 Quarter. The increase of $2.7 million was attributable to additional depreciation expense associated with capital expenditures related to the expansion of the ARLP Partnership’s River View mine and capital expenditures related to various infrastructure improvements and efficiency projects at other mining operations.

Interest expense. Interest expense, net of capitalized interest, increased to $8.8 million for the 2011 Quarter from $7.6 million for the 2010 Quarter. The increase of $1.2 million was principally attributable to increased interest expense resulting from the ARLP Partnership’s $300 million term loan, which was completed in the fourth quarter of 2010, partially offset by reduced interest expense resulting from the August 2011 principal repayment of $18.0 million on the ARLP Partnership’s original senior notes issued in 1999, each of which is discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses were $7.4 million and $7.1 million for the 2011 and 2010 Quarters, respectively. The increase of $0.3 million was primarily attributable to an increase in average transportation rates of $0.50 per ton in the 2011 Quarter compared to the 2010 Quarter reflecting in part higher fuel costs, offset by reduced tonnage in the 2011 Quarter for which the ARLP Partnership arranged tonnage compared to the 2010 Quarter. The cost of transportation services are passed through to the ARLP Partnership’s customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income tax expense (benefit). The income tax benefit was $0.3 million for the 2011 Quarter compared to income tax expense of $1.0 million for the 2010 Quarter. Income taxes are primarily due to the operations of Matrix Design, which is owned by the ARLP Partnership’s subsidiary, Alliance Service, Inc. The income tax benefit was due to operating losses in the 2011 Quarter from the Matrix Design operation.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate. The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The net income attributable to noncontrolling interest was $46.6 million and $31.6 million for the 2011 and 2010 Quarters, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above.

Segment Adjusted EBITDA. Our 2011 Quarter Segment Adjusted EBITDA increased $32.3 million, or 24.2%, to $165.9 million from the 2010 Quarter Segment Adjusted EBITDA of $133.6 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended September 30,
	2011	2010	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$127,230	$114,215	$13,015	11.4%
Central Appalachia	12,456	8,307	4,149	49.9%
Northern Appalachia	23,665	8,781	14,884	(1)
Other and Corporate	2,585	2,278	307	13.5%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (2)	$165,936	$133,581	$32,355	24.2%

Tons sold
Illinois Basin	6,631	6,276	355	5.7%
Central Appalachia	616	531	85	16.0%
Northern Appalachia	820	837	(17)	(2.0)%
Other and Corporate	259	32	227	(1)
Elimination	—	—	—	—

Total tons sold	8,326	7,676	650	8.5%

Coal sales
Illinois Basin	$337,029	$299,161	$37,868	12.7%
Central Appalachia	49,252	41,481	7,771	18.7%
Northern Appalachia	73,731	54,126	19,605	36.2%
Other and Corporate	13,671	1,887	11,784	(1)
Elimination	—	—	—	—

Total coal sales	$473,683	$396,655	$77,028	19.4%

Other sales and operating revenues
Illinois Basin	$226	$238	$(12)	(5.0)%
Central Appalachia	—	—	—	—
Northern Appalachia	845	923	(78)	(8.5)%
Other and Corporate	8,929	10,722	(1,793)	(16.7)%
Elimination	(3,472)	(5,293)	1,821	34.4%

Total other sales and operating revenues	$6,528	$6,590	$(62)	(0.9)%

Segment Adjusted EBITDA Expense
Illinois Basin	$210,024	$185,183	$24,841	13.4%
Central Appalachia	36,796	33,175	3,621	10.9%
Northern Appalachia	50,911	46,268	4,643	10.0%
Other and Corporate	20,016	10,331	9,685	93.7%
Elimination	(3,472)	(5,293)	1,821	34.4%

Total Segment Adjusted EBITDA Expense (3)	$314,275	$269,664	$44,611	16.5%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, and depreciation, depletion and amortization. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Segment Adjusted EBITDA	$165,936	$133,581

General and administrative	(13,613)	(16,327)
Depreciation, depletion and amortization	(40,275)	(37,587)
Interest expense, net	(8,698)	(7,586)
Income tax (expense) benefit	317	(995)

Net income	$103,667	$71,086

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and, consequently, it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Segment Adjusted EBITDA Expense	$314,275	$269,664

Outside coal purchases	(19,864)	(5,736)
Other income	360	460

Operating expense (excluding depreciation, depletion and amortization)	$294,771	$264,388

Illinois Basin – Segment Adjusted EBITDA increased 11.4% to $127.2 million in the 2011 Quarter from $114.2 million in the 2010 Quarter. This increase of $13.0 million was primarily attributable to increased contract pricing reflecting a higher average sales price of $50.83 per ton sold for the 2011 Quarter compared to $47.67 per ton sold for the 2010 Quarter, as well as higher tons sold which increased 5.7% to 6.6 million tons in the 2011 Quarter. Coal sales increased 12.7% to $337.0 million in the 2011 Quarter compared to $299.2 million in the 2010 Quarter. The increase of $37.8 million primarily reflects the increase in the average coal sales price discussed above and increased tons produced and sold from the expansion of production capacity at the ARLP Partnership’s River View mine and resumption of full production at its Pattiki mine in the first quarter of 2011, offset partially by difficult mining conditions affecting certain other mining operations. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 13.4% to $210.0 million from $185.2 million in the 2010 Quarter and increased $2.16 per ton sold to $31.67 from $29.51 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses. In addition, increased labor costs combined with lower production and coal recoveries at the ARLP Partnership’s Warrior and Dotiki mines due to difficult mining conditions increased Segment Adjusted EBITDA Expense per ton, partially offset by higher production at the ARLP Partnership’s River View, Gibson North and Pattiki mines.

Central Appalachia – Segment Adjusted EBITDA increased 49.9% to $12.5 million for the 2011 Quarter compared to $8.3 million in the 2010 Quarter. The increase of $4.2 million was primarily attributable to increased tons sold, which increased 16.0% to 0.6 million tons sold in the 2011 Quarter, as well as improved contract pricing resulting in a higher average coal sales price of $79.99 per ton sold during the 2011 Quarter compared to $78.18 per ton sold for the 2010 Quarter. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 10.9% to $36.8 million from $33.2 million in the 2010 Quarter, primarily as a result of increased sales volumes and certain cost increases described above under consolidated operating expenses, particularly the impact of increasingly stringent regulatory compliance. Although Segment Adjusted EBITDA Expense increased, Segment Adjusted EBITDA expense per ton decreased 4.4% to $59.76 per ton in the 2011 Quarter from $62.52 per ton in the 2010 Quarter, primarily as a result of increased production at both Central Appalachian mines and particularly Pontiki, which added a fourth mining unit during the quarter ended June 30, 2011.

Northern Appalachia – Segment Adjusted EBITDA increased to $23.7 million for the 2011 Quarter as compared to $8.8 million in the 2010 Quarter. This increase of $14.9 million was primarily attributable to improved contract pricing in the export coal markets resulting in a higher average sales price of $89.89 per ton sold for the 2011 Quarter compared to $64.63 per ton sold for the 2010 Quarter. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 10.0% to $50.9 million from $46.3 million in the 2010 Quarter and increased $6.82 per ton sold to $62.07 from $55.25 per ton sold, primarily as a result of increased cost per ton of coal purchased for sale, the impact of seasonal miners’

vacation and a longwall move at the ARLP Partnership’s Mountain View mine. Total Segment Adjusted EBITDA Expense for the 2011 Quarter was also impacted by the other cost increases described above under consolidated operating expenses, including expenses related to the ARLP Partnership’s Tunnel Ridge mine development project, offset in part by improved coal recoveries in the 2011 Quarter compared to the 2010 Quarter.

Other and Corporate – Segment Adjusted EBITDA increased $0.3 million in the 2011 Quarter from the 2010 Quarter. This increase was primarily attributable to higher coal brokerage sales. Other sales and operating revenues decreased 16.7% to $8.9 million in the 2011 Quarter compared to $10.7 million for the 2010 Quarter. The decrease of $1.8 million was primarily attributable to decreased sales of mine safety equipment by the Matrix Group to the ARLP Partnership’s other mining subsidiaries (which are eliminated upon consolidation). Segment Adjusted EBITDA Expense increased 93.7% to $20.0 million for the 2011 Quarter compared to $10.3 million for the 2010 Quarter, primarily due to higher coal brokerage expenses associated with increased brokerage coal sales as well as increased component expenses and research costs associated with services revenue and safety equipment sales by the Matrix Group.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

We reported record net income of $295.4 million for the nine months ended September 30, 2011 (“2011 Period”) compared to $230.7 million for the nine months ended September 30, 2010 (“2010 Period”). This increase of $64.7 million was principally due to improved pricing resulting in an average coal sales price of $55.73 per ton sold for the 2011 Period, as compared to $50.86 per ton sold in the 2010 Period. The ARLP Partnership had tons sold of 23.8 million and tons produced of 23.4 million in the 2011 Period compared to 22.5 million tons sold and 21.6 million tons produced in the 2010 Period. This increase in produced tons primarily reflects increased production from the ARLP Partnership’s River View mine. Higher operating expenses during the 2011 Period resulted primarily from increased sales and production volumes, which particularly impacted materials and supplies expenses, sales-related expenses, maintenance costs and labor costs. Increased operating expenses also reflect increased incidental production at the ARLP Partnership’s Tunnel Ridge mine development project and higher outside coal purchases.

	Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(per ton sold)
Tons sold	23,754	22,545	N/A	N/A
Tons produced	23,398	21,585	N/A	N/A
Coal sales	$1,323,851	$1,146,719	$55.73	$50.86
Operating expenses and outside coal purchases	$864,501	$762,479	$36.39	$33.82

Coal sales. Coal sales for the 2011 Period increased 15.4% to $1.3 billion from $1.1 billion for the 2010 Period. The increase of $177.1 million in coal sales reflected the benefit of higher average coal sales prices (contributing $115.6 million in coal sales) and increased tons sold (contributing $61.5 million in additional coal sales). Average coal sales prices increased $4.87 per ton sold to $55.73 per ton in the 2011 Period as compared to $50.86 per ton sold in the 2010 Period, primarily as a result of improved contract pricing across all regions as well as increased pricing of export market sales.

Operating expenses and outside coal purchases. Operating expenses and outside coal purchases increased 13.4% to $864.5 million for the 2011 Period from $762.5 million for the 2010 Period primarily due to increased coal sales, production volumes and outside coal purchases. On a per ton basis, operating expenses and outside coal purchases increased 7.6% to $36.39 per ton sold. Various significant factors related to the operating and outside coal purchases expense and per ton variances are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 8.6% to $11.71 per ton in the 2011 Period from $10.78 per ton in the 2010 Period. This increase of $0.93 per ton represents increased labor costs at our Illinois Basin and Mettiki mines and higher mine development labor and benefits at the ARLP Partnership’s Tunnel Ridge mine, partially offset by increased production at the ARLP Partnership’s River View, Pattiki and Central Appalachian mines;

•

Workers’ compensation expenses per ton produced decreased to $1.07 per ton in the 2011 Period from $1.10 per ton in the 2010 Period. The decrease of $0.03 per ton produced resulted primarily from unfavorable reserve adjustments for claims incurred during the 2010 Period;

•

Material and supplies expenses per ton produced increased 15.6% to $11.93 per ton in the 2011 Period from $10.32 per ton in the 2010 Period. The increase of $1.61 per ton produced resulted from an increase in costs for certain products and services, primarily roof support (increase of $0.47 per ton), outside services and contract labor used in the mining process (increase of $0.39 per ton), power and fuel used in the mining process (increase of $0.27 per ton), certain safety related materials and supplies (increase of $0.18 per ton) and ventilation (increase of $0.14 per ton), in addition to the negative cost impact of heightened regulatory oversight;

•

Maintenance expenses per ton produced increased 14.9% to $4.09 per ton in the 2011 Period from $3.56 per ton in the 2010 Period. The increase of $0.53 per ton produced was primarily due to higher maintenance costs on continuous miners in the Illinois Basin and Northern Appalachian regions, increased longwall maintenance costs at the ARLP Partnership’s Mettiki mine and higher costs in other various categories;

•

Mine administration expenses increased $7.9 million for the 2011 Period compared to the 2010 Period, primarily due to increased regulatory costs, insurance costs and increased components expense associated with safety equipment sales by the Matrix Group. In addition, mine administration expenses increased during the 2011 Period due to costs incurred at Tunnel Ridge and Warrior related to reserve studies and mine planning activities;

•

Contract mining expenses increased $0.4 million for the 2011 Period compared to the 2010 Period. The increase primarily reflects increased production expenses from the ARLP Partnership’s existing contract mining operations in Northern Appalachia, offset in part by the closure of one third-party mining operation during July 2011;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.32 per produced ton sold in the 2011 Period compared to the 2010 Period primarily as a result of increased average coal sales prices across all regions;

•

The operating expenses increases described above were partially offset in the 2011 Period by a 1.0 million reduction in tons sold from higher cost per ton beginning of the year coal inventory compared to the 2010 Period;

•

Operating expenses for the 2010 Period included $1.2 million related to the retirement of certain assets related to the failed vertical hoist conveyor system at the ARLP Partnership’s Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure In 2010” of this Quarterly Report on Form 10-Q; and

•

Outside coal purchases increased to $29.5 million for the 2011 Period compared to $12.1 million in the 2010 Period. The increase of $17.4 million was primarily attributable to increased coal brokerage activity as well as Mettiki’s higher cost per ton of coal purchased.

General and administrative. General and administrative expenses for the 2011 Period increased to $40.7 million compared to $39.4 million in the 2010 Period. The increase of $1.3 million was primarily due to increases in salary expense and certain incentive compensation expenses, partially offset by lower contributions to certain industry and advocacy groups.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design and other outside services. Other sales and operating revenues increased to $19.4 million for the 2011 Period from $18.9 million for the 2010 Period. The increase of $0.5 million was primarily attributable to increased freeze proofing sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $117.2 million for the 2011 Period from $109.6 million for the 2010 Period. The increase of $7.6 million was primarily attributable to additional depreciation expense associated with capital expenditures related to the expansion of the ARLP Partnership’s River View mine, infrastructure and equipment expenditures at its Dotiki mine and capital expenditures related to various infrastructure improvements and efficiency projects at other mining operations.

Interest expense. Interest expense, net of capitalized interest, increased to $27.2 million for the 2011 Period from $22.7 million for the 2010 Period. The increase of $4.5 million was principally attributable to increased interest expense resulting from the ARLP Partnership’s $300 million term loan, which was completed in the fourth quarter of 2010, partially offset by reduced interest expense from the ARLP Partnership’s August 2011 and 2010 principal repayments of $18.0 million on its original senior notes issued in 1999, each of which is discussed in more detail below under “–Debt Obligations.”

Income tax expense (benefit). The income tax benefit was $0.2 million for the 2011 Period compared to income tax expense of $1.6 million for the 2010 Period. Income taxes are primarily due to the operations of Matrix Design, which is owned by the ARLP Partnership’s subsidiary, Alliance Service, Inc. The income tax benefit was due to operating losses in the 2011 Period from the Matrix Design operation.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate. The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The net income attributable to noncontrolling interest was $133.4 million and $104.0 million for the 2011 Period and the 2010 Period, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above.

Segment Adjusted EBITDA. Our 2011 Period Segment Adjusted EBITDA increased $76.4 million, or 18.9%, to $480.1 million from the 2010 Period Segment Adjusted EBITDA of $403.7 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Nine Months Ended September 30,
	2011	2010	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$382,164	$344,216	$37,948	11.0%
Central Appalachia	43,590	24,141	19,449	80.6%
Northern Appalachia	49,602	29,892	19,710	65.9%
Other and Corporate	4,715	5,471	(756)	(13.8)%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (2)	$480,071	$403,720	$76,351	18.9%

Tons sold
Illinois Basin	19,133	18,465	668	3.6%
Central Appalachia	1,918	1,680	238	14.2%
Northern Appalachia	2,420	2,368	52	2.2%
Other and Corporate	283	32	251	(1)
Elimination	—	—	—	—

Total tons sold	23,754	22,545	1,209	5.4%

Coal sales
Illinois Basin	$964,079	$875,805	$88,274	10.1%
Central Appalachia	153,315	121,947	31,368	25.7%
Northern Appalachia	190,803	147,066	43,737	29.7%
Other and Corporate	15,654	1,901	13,753	(1)
Elimination	—	—	—	—

Total coal sales	$1,323,851	$1,146,719	$177,132	15.4%

Other sales and operating revenues
Illinois Basin	$1,376	$1,038	$338	32.6%
Central Appalachia	123	114	9	7.9%
Northern Appalachia	2,604	2,681	(77)	(2.9)%
Other and Corporate	27,413	31,919	(4,506)	(14.1)%
Elimination	(12,135)	(16,886)	4,751	28.1%

Total other sales and operating revenues	$19,381	$18,866	$515	2.7%

Segment Adjusted EBITDA Expense
Illinois Basin	$583,291	$532,626	$50,665	9.5%
Central Appalachia	109,848	97,921	11,927	12.2%
Northern Appalachia	143,804	119,855	23,949	20.0%
Other and Corporate	38,353	28,349	10,004	35.3%
Elimination	(12,135)	(16,886)	4,751	28.1%

Total Segment Adjusted EBITDA Expense (3)	$863,161	$761,865	$101,296	13.3%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, and depreciation, depletion and amortization. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Nine Months Ended September 30,
	2011	2010
Segment Adjusted EBITDA	$480,071	$403,720

General and administrative	(40,692)	(39,353)
Depreciation, depletion and amortization	(117,237)	(109,560)
Interest expense, net	(26,969)	(22,519)
Income tax (expense) benefit	221	(1,586)

Net income	$295,394	$230,702

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers, and consequently it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the ARLP Partnership’s segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Nine Months Ended September 30,
	2011	2010
Segment Adjusted EBITDA Expense	$863,161	$761,865

Outside coal purchases	(29,495)	(12,122)
Other income	1,340	614

Operating expense (excluding depreciation, depletion and amortization)	$835,006	$750,357

Illinois Basin – Segment Adjusted EBITDA increased 11.0% to $382.1 million for the 2011 Period from $344.2 million for the 2010 Period. This increase of $37.9 million was primarily attributable to increased contract pricing reflecting a higher average sales price of $50.39 per ton sold for the 2011 Period compared to $47.43 per ton sold for the 2010 Period, as well as higher tons sold which increased 3.6% to 19.1 million tons in the 2011 Period. Coal sales increased 10.1% to $964.1 million in the 2011 Period compared to $875.8 million in the 2010 Period. The increase of $88.3 million primarily reflects the increase in average coal sales price discussed above and increased tons produced and sold from the expansion of production capacity at the ARLP Partnership’s River View mine and resumption of full production at its Pattiki mine in the first quarter of 2011, offset partially by weather disruptions and difficult mining conditions affecting certain mining operations. Total Segment Adjusted EBITDA Expense for the 2011 Period increased 9.5% to $583.3 million from $532.6 million in the 2010 Period and increased $1.65 per ton sold to $30.49 from $28.84 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, as well as lower production at the Dotiki and Warrior mines due to difficult mining conditions and weather related disruptions at the Gibson North and Hopkins mines. These increases were partially offset by higher production at the ARLP Partnership’s River View and Pattiki mines in the 2011 Period and the impact on the 2010 Period of a $1.2 million loss on the retirement of certain assets related to the failed vertical hoist conveyor system at the ARLP Partnership’s Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure In 2010” of this Quarterly Report on Form 10-Q.

Central Appalachia – Segment Adjusted EBITDA increased 80.6% to $43.6 million for the 2011 Period, compared to $24.1 million for the 2010 Period. The increase of $19.5 million was primarily attributable to increased tons sold, which increased 14.2% to 1.9 million tons sold in the 2011 Period, as well as improved contract pricing resulting in a higher average coal sales price of $79.93 per ton sold during the 2011 Period compared to $72.59 per ton sold for the 2010 Period. Total Segment Adjusted EBITDA Expense for the 2011 Period increased 12.2% to $109.8 million from $97.9 million in the 2010 Period, primarily as a result of certain cost increases described above under consolidated operating expenses, particularly the impact of increasingly stringent regulatory compliance. Although Segment Adjusted EBITDA Expense increased, Segment Adjusted EBITDA expense per ton decreased 1.8% to $57.26 per ton in the 2011 Period from $58.29 per ton in the 2010 Period primarily as a result of increased production at both Central Appalachian mines and particularly Pontiki, which added a fourth mining unit during the 2011 Period.

Northern Appalachia – Segment Adjusted EBITDA increased to $49.6 million for the 2011 Period, compared to $29.9 million for the 2010 Period. The increase of $19.7 million was primarily attributable to improved contract pricing in the export coal markets resulting in a higher average sales price of $78.86 per ton sold for the 2011 Period compared to $62.11 per ton sold for the 2010 Period. Total Segment Adjusted EBITDA Expense for the 2011 Period increased 20.0% to $143.8 million from $119.9 million in the 2010 Period and increased $8.81 on a per ton sold basis to $59.43 from $50.62 per ton sold, primarily as a result of higher coal sales volumes, increased costs associated with coal purchased for sale, and lower coal recoveries due to adverse geologic conditions, as well as the other cost increases described above under consolidated operating expenses, including expenses related to the ARLP Partnership’s Tunnel Ridge mine development project.

Other and Corporate – Segment Adjusted EBITDA and other sales and operating revenues decreased $0.8 million and $4.5 million, respectively, in the 2011 Period compared to the 2010 Period. These decreases were primarily attributable to lower Matrix Group safety equipment sales. Segment Adjusted EBITDA Expense increased 35.3% to $38.4 million for the 2011 Period compared to $28.3 million for the 2010 Period, primarily due to increased component expenses and research costs associated with services revenue and safety equipment sales by the Matrix Group, partially offset by an increase in equity income from MAC during the 2011 Period and a loss associated with United Kingdom currency held during the 2010 Period.

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

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under revolving credit facilities. The ARLP Partnership believes that current cash on hand, cash generated from operations, cash from borrowings under its current credit facility and cash provided from the issuance of debt or equity will be sufficient to meet its working capital requirements, anticipated capital expenditures, scheduled debt payments, commitments and distribution payments. The ARLP Partnership’s ability to satisfy its obligations, commitments and planned expenditures will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond its control. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows and sources of financing that it expects to have available, it does not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010.

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation currently under construction. The ARLP Partnership’s initial investment on the Transaction Date was $69.5 million and the ARLP Partnership expects to fund approximately $400.0 million to $525.0 million, including initial funding, over the next three to four years. The ARLP Partnership plans to utilize current cash balances, availability under its revolving credit facility and future cash flows from existing operations to fund its commitments to the White Oak project. For more information on the White Oak transactions, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Cash Flows

Cash provided by operating activities was $430.0 million for the 2011 Period compared to $391.2 million for the 2010 Period. The increase in cash provided by operating activities was principally attributable to higher net income, an increase in the change in accounts payable in the 2011 Period compared to the 2010 Period and a decrease in the change in accounts receivable in the 2011 Period compared to the 2010 Period. These increases in cash provided by operating activities were partially offset by an increase in coal inventory during the 2011 Period as compared to a significant decrease during the 2010 Period.

Net cash used in investing activities was $284.1 million for the 2011 Period compared to $238.1 million for the 2010 Period. The increase in cash used for investing activities was primarily attributable to the ARLP Partnership’s funding of investments related to the White Oak transactions during the 2011 Period, partially offset by decreases in capital expenditures at Tunnel Ridge as a result of the ARLP Partnership’s construction timetable and River View due to the addition of mining units during the 2010 Period and timing differences in accounts payable and accrued liabilities compared to the 2010 Period.

Net cash used in financing activities was $178.4 million for the 2011 Period compared to $154.6 million for the 2010 Period. The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2011 Period.

Capital Expenditures

Capital expenditures decreased to $216.3 million in the 2011 Period from $233.8 million in the 2010 Period. See “—Cash Flows” above for additional information regarding capital expenditures.

The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2011 are estimated in a range of $420.0 to $475.0 million, which also includes the acquisition of coal reserves from White Oak. Management anticipates funding remaining 2011 capital requirements with the ARLP Partnership’s cash and cash equivalents ($307.2 million as of September 30, 2011), cash flows provided by operations and borrowing available under the ARLP Credit Facility, as discussed below. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to obtain additional debt or equity capital. The availability and cost of additional capital to the ARLP Partnership will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

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

ARLP Partnership

ARLP Credit Facility. The Intermediate Partnership maintains the ARLP Credit Facility, a $142.5 million revolving credit facility that matures September 25, 2012. The ARLP Credit Facility limits the ARLP Partnership’s annual capital expenditures, excluding acquisitions. The capital expenditure limit is $531.9 million for 2011 and $250.0 million for 2012. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit for the subsequent year.

At September 30, 2011, the ARLP Partnership had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility as of September 30, 2011 or December 31, 2010. The ARLP Partnership utilizes the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. The ARLP Partnership incurs an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

Senior Notes. The Intermediate Partnership has $54.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in three remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”).

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

Term Loan. On December 29, 2010, the Intermediate Partnership entered into a term loan agreement (the “ARLP Term Loan Agreement”) with various financial institutions for a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $300 million. The ARLP Term Loan bears interest at a variable rate plus an applicable margin which fluctuates depending upon whether the ARLP Partnership elects the ARLP Term Loan (or a portion thereof) to bear interest at the Base Rate or the Eurodollar Rate (as defined in the ARLP Term Loan Agreement). The ARLP Partnership elected the Eurodollar Rate which, with applicable margin, was 2.25% as of September 30, 2011. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the ARLP Term Loan Agreement. Upon a “change of control” (as defined in the ARLP Term Loan Agreement), the unpaid principal amount of the ARLP Term Loan, all interest thereon and all other amounts payable under the ARLP Term Loan Agreement will become due and payable.

The ARLP Partnership incurred debt issuance costs of approximately $1.4 million in 2010 associated with the ARLP Term Loan Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the ARLP Term Loan.

The ARLP Credit Facility, ARLP Senior Notes, 2008 Senior Notes and the ARLP Term Loan (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain the following: (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 4.0 to 1.0, in both cases, during the four most recently ended fiscal quarters. The ARLP Credit Facility, ARLP Senior Notes and the 2008 Senior Notes limit the Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions, as described above. The debt to cash flow ratio and cash flow to interest expense ratio were 1.23 to 1.0 and 16.5 to 1.0, respectively, for the trailing twelve months ended September 30, 2011. Actual capital expenditures were $216.3 million for the 2011 Period. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2011.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At September 30, 2011, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks. SGP previously guaranteed $5.0 million of these outstanding letters of credit. On May 4, 2011, the ARLP Partnership entered into the Amendment and Restatement of Letter of Credit Facility Agreement, dated as of October 2, 2010, which released SGP from its guarantee of these outstanding letters of credit.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with us, SGP and our respective affiliates. These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, a time sharing agreement concerning use of aircraft and mineral and equipment leases with SGP and its affiliates. On October 27, 2011 the MGP board of directors and conflicts committee approved the ARLP Partnership’s purchase from SGP Land, LLC of two aircraft, which it expects to complete prior to the end of 2011. The ARLP Partnership also had guarantees from the SGP for certain letters of credit. However, these guarantees were released on May 4, 2011.

On the Transaction Date, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and leaseback of certain reserves and surface rights, a coal handling and services agreement and a backstop equipment financing facility. For more information on the White Oak transactions, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

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

The Health Care Act continues to have implications on benefit plan eligibility, coverage requirements and benefit standards and limitations. In the long term, the ARLP Partnership plan’s health care costs are expected to increase for various reasons due to the Health Care Act, including the potential impact of an excise tax on “high cost” plans (beginning in 2018), among other standard requirements. The ARLP Partnership anticipates that certain government agencies will provide additional regulations or interpretations concerning the application of the Health Care Act and reporting required thereunder. Until these regulations or interpretations are published, the ARLP Partnership is unable to reasonably estimate the further impact of such federal mandate requirements on its future health care costs.

The Health Care Act amended previous legislation related to coal workers’ pneumoconiosis, or black lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to the ARLP Partnership’s current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to its black lung obligation at December 31, 2010. This increase to the ARLP Partnership’s obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as it does not have sufficient information to determine what, if any, claims will be filed until regulations are issued. The issuance of these regulations is currently uncertain and may take place over the next several years.

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

The Dodd–Frank Act

On July 21, 2010, President Obama signed into law the Dodd - Frank Wall Street Reform and Consumer Protection Act (“Dodd - Frank Act”). The additional regulations imposed by the Dodd - Frank Act on financial institutions may result in increased costs associated with future borrowings and decreased availability of credit. However, we are presently unable to determine the significance of any potential increase in our borrowing costs or potential liquidity constraints, if any. The Dodd - Frank Act also requires public mining companies to report certain safety information regarding citations, penalties and pending legal actions in each periodic report filed with the U.S. Securities and Exchange Commission (“SEC”) and to file current reports on Form 8-K for certain safety matters. We are continuing to evaluate the effect of the Dodd - Frank Act on the ARLP Partnership’s operations.

Pattiki Vertical Hoist Conveyor System Failure In 2010

On May 13, 2010, White County Coal’s Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. Operating expenses for the nine months ended September 30, 2010 include $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. As the loss on the vertical hoist conveyor system did not exceed the deductible under the ARLP Partnership’s commercial property (including business interruption) insurance policies, it did not recover any amounts under such policies.

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

Insurance

During September 2011, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective October 1, 2011. The aggregate maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90-day waiting period for underground business interruption and a $10.0 million overall aggregate deductible. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no operating activities apart from those conducted by the ARLP Partnership. Our ownership interests, results of operations and cash flows principally reflect those of the ARLP Partnership. As such, our discussions of market risk reflect those risks as they apply to the ARLP Partnership.

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

Interest Rate Risk

Borrowings under the ARLP Credit Facility and ARLP Term Loan Agreement are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates. The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt. The ARLP Partnership had no borrowings under the ARLP Credit Facility and $300.0 million outstanding under the ARLP Term Loan Agreement at September 30, 2011. A one percentage point increase in the interest rates related to the ARLP Term Loan Agreement would result in an annualized increase in 2011 interest expense of $3.0 million, based on borrowing levels at September 30, 2011. With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $17.6 million in the estimated fair value of these borrowings.

As of September 30, 2011, the estimated fair value of the ARLP Debt Arrangements was approximately $741.5 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2011. There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2011.

During the quarterly period ended September 30, 2011, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	legislation, regulatory and court decisions and interpretations thereof, including issues related to climate change and miner health and safety;

•	the ARLP Partnership’s productivity levels and margins it earns on coal sales;

•	unexpected changes in raw material costs;

•	unexpected changes in the availability of skilled labor;

•	the ARLP Partnership’s ability to maintain satisfactory relations with its employees;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments or projections associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining the ARLP Partnership’s surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	difficulty in making accurate assumptions and projections regarding pension, black lung benefits and other post-retirement benefit liabilities;

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

The ARLP Partnership is also a leader in developing and implementing new technologies to improve safety throughout the industry. For example, the ARLP Partnership’s subsidiary Matrix Design has developed two innovative technologies designed to improve safety in underground mining operations – a portable, wireless communication and electronic tracking system designed to allow surface personnel the ability to communicate with and locate underground mining personnel and a proximity detection system designed to improve the safety of continuous mining units used in underground operations. Matrix Design has completed installation of its communication and tracking system at all of the ARLP Partnership’s operating subsidiaries and has either installed or received orders to install this vital safety system at over half of the operating underground coal mines in the U.S. In addition, Matrix Design has thirty-four of its proximity detection systems functioning on continuous miners in the ARLP Partnership’s operating subsidiaries’ underground coal mines.

The ARLP Partnership’s industry is focused on improving employee safety and its safety performance is continuously monitored, including through the mining industry standard of “non-fatal days lost”, or “NFDL”, which reflects both the frequency and severity of injuries incurred and, the ARLP Partnership believes, is a better measure of safety performance than compliance statistics. As indicated in the chart below, these efforts have resulted in significant safety improvements as the industry average NFDL as of the second quarter of 2011, as reported(a) by the Mine Safety and Health Administration (“MSHA”), has decreased approximately 64% since 1998.

(a)	Data compiled for all U.S. underground bituminous coal mines and related surface facilities from the MSHA report “Mine Injury and Worktime, Quarterly Closeout Edition.” Data for 1998 through 2010 reflects the “January – December, Final” report for each year. Data for 2011 reflects the “January – June, Preliminary” report for the first six months of 2011.

During this same time period, the combined NFDL rating of the ARLP Partnership’s operating subsidiaries has averaged approximately one-third better than the industry average and in 2010 the ARLP Partnership achieved the best overall annual NFDL rating in our history.

The ARLP Partnership’s mining operations are subject to extensive and stringent compliance standards established pursuant to the Federal Mine Safety and Health Act of 1977, as amended by the MINER Act (as amended, the “Mine Act”). MSHA monitors and rigorously enforces compliance with these standards and the ARLP Partnership’s mining operations are inspected frequently. During the three months ended September 30, 2011, the ARLP Partnership’s mines were subject to 1,586 MSHA inspection days with an average of only 0.25 “significant and substantial”, or “S&S”, citations written per inspection day.

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

The ARLP Partnership takes all allegations of violations of Mine Act standards seriously, and if it disagrees with the assertions of an MSHA inspector, it exercises its right to challenge those findings by “contesting” the citation or order pursuant to the procedures established by the Mine Act and its regulations. During the three months ended September 30, 2011, the ARLP Partnership’s operating subsidiaries contested approximately 20% of all citations and the majority of S&S citations issued by MSHA inspectors. These contested proceedings frequently result in the dismissal or modification of previously issued citations, substantial reductions in the penalty amounts originally assessed by MSHA, or both.

The Dodd–Frank Act requires issuers to include in periodic reports filed with the SEC certain information relating to citations or orders for violations of standards under the Mine Act. Responding to that legislation, the ARLP Partnership reports that, for the three months ended September 30, 2011, none of its operating subsidiaries (a) received any violations under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) received any MSHA written notice under Mine Act section 104(e) of a pattern of violations of mandatory health or safety standards or the potential to have such a pattern, or (c) had any fatalities. Webster County Coal, LLC, has one (1) legal proceeding pending before the Federal Mine Safety and Health Review Commission (“Commission”), which seeks an appeal of an administrative law judge’s decision in three consolidated cases involving Webster County Coal, LLC. The ARLP Partnership has contests of 229 citations or orders pending before the administrative law judges of the Commission that were initiated during the three months ended September 30, 2011 and that involve all types of citations (i.e., not only S&S citations).

The following table sets out additional information required by the Dodd–Frank Act for the three months ended September 30, 2011. The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system or other factors.

Subsidiary Name (1)	Section 104(a) Citations(2)	Section 104(b) Orders (3)	Section 104(d) Citations and Orders (4)	Section 107(a) Orders (5)	Total Proposed Assessments (in thousands) (6)
Illinois Basin Operations
Webster County Coal, LLC (KY)	79	—	—	—	$83.0
Warrior Coal, LLC (KY)	63	1	—	—	$132.0
Hopkins County Coal, LLC (KY)	22	—	4	—	$9.0
River View Coal, LLC (KY)	44	—	3	—	$16.0
White County Coal, LLC (IL)	21	—	1	—	$4.0
Gibson County Coal, LLC (IN)	34	—	—	—	$37.0

Central Appalachian Operations
Pontiki Coal, LLC (KY)	56	1	—	2	$54.0
MC Mining, LLC (KY)	27	—	—	—	$26.0

Northern Appalachian Operations
Mettiki Coal, LLC (MD)	1	—	—	—	$—
Mettiki Coal (WV), LLC	23	—	2	—	$25.0
Tunnel Ridge, LLC (PA/WV)	16	—	1	—	$3.0

(1)	The statistics reported for each of the ARLP Partnership’s subsidiaries listed above include all components of the mining complex involved and therefore may involve multiple MSHA identification numbers. Any S&S citations or orders issued to the ARLP Partnership’s subsidiary, Excel Mining, LLC, are included in the statistics for either Pontiki or MC Mining, depending on the mining complex involved.

(2)	Mine Act section 104(a) citations shown above are for alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury.

(3)	Mine Act section 104(b) orders are for alleged failures to totally abate a citation within the period of time specified in the citation.

(4)	Mine Act section 104(d) citations and orders are for an alleged unwarrantable failure (i.e. aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.

(5)	Mine Act section 107(a) orders are for alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated and result in orders of immediate withdrawal from the area of the mine affected by the condition.

(6)	Amounts shown include assessments proposed by MSHA during the three months ended September 30, 2011 on the citations and orders reflected in this chart.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.1	Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 8, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 8, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 8, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 8, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2011 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 8, 2011.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign
on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer