Form 10-K
period 2011-12-31
Alliance Holdings GP, L.P.
filed 2012-02-28
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes    ☐  No

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers, all individuals who comprise a group under Rule 13d-5(b) of the Securities Exchange Act of 1934 and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $751,211,605 as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on the NASDAQ Stock Market, LLC on such date.

As of February 28, 2012, 59,863,000 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

i

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	changes in competition in coal markets and the ARLP Partnership’s ability to respond to such changes;

•	changes in coal prices, which could affect the ARLP Partnership’s operating results and cash flows;

•	risks associated with the ARLP Partnership’s expansion of its operations and properties;
•	the impact of health care legislation;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	changing global economic conditions or in industries in which the ARLP Partnership’s customers operate;

•	liquidity constraints, including those resulting from any future unavailability of financing;

•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;

•	customer delays, failure to take coal under contracts or defaults in making payments;

•	adjustments made in price, volume or terms to existing coal supply agreements;

•

fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations, including those related to carbon dioxide emissions, and other factors;

•	legislation, regulatory and court decisions and interpretations thereof, including issues related to air and water quality and miner health and safety;

•	the ARLP Partnership’s productivity levels and margins earned on its coal sales;

•	unexpected changes in raw material costs;

•	unexpected changes in availability of skilled labor;

•	the ARLP Partnership’s ability to maintain satisfactory relations with its employees;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments or projections associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining the ARLP Partnership’s surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	difficulty in making accurate assumptions and projections regarding pension, black lung benefits and other post-retirement benefit liabilities;

•

coal market’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy, such as natural gas, nuclear energy and renewable fuels;

•	uncertainties in estimating and replacing the ARLP Partnership’s coal reserves;

•	a loss or reduction of benefits from certain tax credits;

•	difficulty obtaining commercial property insurance, and risks associated with the ARLP Partnership's participation (excluding any applicable deductible) in the commercial insurance property program;

•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and

•	other factors, including those discussed in “Item 1A. Risk Factors” and “Item 3. Legal Proceedings.”

ii

If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in “Item 1A.Risk Factors” below. The risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

You should consider the information above when reading any forward-looking statements contained in this Annual Report on Form 10-K; other reports filed by us with the Securities and Exchange Commission (“SEC”); our press releases; our website http://www.ahgp.com; and written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

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

Currently, our only cash-generating assets are our ownership interests in ARLP, which consist of the following:

•	a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP;

•	the incentive distribution rights (“IDRs”) in ARLP;

•	15,544,169 common units of ARLP, representing approximately 42.3% of the common units of ARLP as of December 31, 2011; and

•	a 0.001% managing interest in Alliance Coal, which we hold through our 100% ownership interest in MGP.

We are owned 100% by our limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP as well as the President and Chief Executive Officer and a Director of MGP.

The following diagram depicts our organization and ownership as of December 31, 2011:

(1)	The units held by SGP and most of the units held by the Management Group (some of whom are current or former members of management) are subject to a transfer restrictions agreement that, subject to a number of exceptions (including certain transfers by Mr. Craft in which the other parties to the agreement are entitled or required to participate), prohibits the transfer of such units unless approved by a majority of the disinterested members of the board of directors of AGP ("Board of Directors") pursuant to certain procedures set forth in the agreement. Certain provisions of the transfer restrictions agreement may cause the parties to it to comprise a group under Rule 13d-5(b) of the Exchange Act.

Our primary business objective is to increase our cash distributions to our unitholders by actively assisting ARLP in executing its business strategy. ARLP's business strategy is to create sustainable, capital-efficient growth in available cash to maximize its distributions to its unitholders.

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States ("U.S.") utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the third-largest coal producer in the eastern U.S. At December 31, 2011, the ARLP Partnership had approximately 911.4 million tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. Approximately 204.9 million tons of those reserves are leased to White Oak Resources LLC ("White Oak"). For more information on White Oak, please read "Item 8. Financial Statements and Supplementary Data—Note 11. White Oak Transactions." In 2011, the ARLP Partnership produced 30.8 million tons of coal and sold 31.9 million tons of coal, of which 8.1% was low-sulfur coal, 19.2% was medium-sulfur coal and 72.7% was high-sulfur coal. In 2011, the ARLP Partnership sold 90.6% of its total tons to electric utilities, of which 98.8% was sold to utility plants with installed pollution control devices. These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide. The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

The ARLP Partnership operates ten underground mining complexes in Illinois, Indiana, Kentucky, Maryland, and West Virginia, including the new Tunnel Ridge mine in West Virginia. The ARLP Partnership also is constructing a new mine in southern Indiana, operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana and is purchasing and funding development of reserves, constructing surface facilities and making equity investments in White Oak’s new mining complex in southern Illinois. The ARLP Partnership’s mining activities are conducted in three geographic regions commonly referred to in the coal industry as the Illinois Basin, Central Appalachian and Northern Appalachian regions. The ARLP Partnership has grown historically, and expects to grow in the future, through expansion of its operations by adding and developing mines and coal reserves in these regions.

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

	Year Ended December 31
Regions and Complexes	2011	2010	2009	2008	2007
	(tons in millions)
Illinois Basin:
Dotiki, Warrior, Pattiki, Hopkins, River View and Gibson complexes	25.5	23.7	20.7	20.3	17.9
Central Appalachian:
Pontiki and MC Mining complexes	2.5	2.3	2.6	3.2	3.2
Northern Appalachian:
Mettiki and Tunnel Ridge complexes	2.8	2.9	2.5	2.9	3.2

Total	30.8	28.9	25.8	26.4	24.3

The following map shows the location of the ARLP Partnership’s mining complexes and projects:

Illinois Basin Operations

The ARLP Partnership’s Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. As of February 1, 2012, the ARLP Partnership had 2,598 employees, and it operates six mining complexes in the Illinois Basin.

Dotiki Complex. The ARLP Partnership’s subsidiary, Webster County Coal, LLC ("Webster County Coal"), operates Dotiki, which is an underground mining complex located near the city of Providence in Webster County, Kentucky. The complex was opened in 1966, and the ARLP Partnership purchased the mine in 1971. The Dotiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. In connection with transitioning its mining operations from the No. 9 and the No. 11 seams, where it has historically operated, to the No. 13 seam, Dotiki is constructing a new preparation plant that is expected to be operational in early 2012 and will have throughput capacity of 1,800 tons of raw coal per hour. Coal from the Dotiki complex is shipped via the CSX Transportation, Inc. (“CSX”) and Paducah & Louisville Railway, Inc. (“PAL”) railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the ARLP Partnership’s Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) transloading facility, for sale to customers capable of receiving barge deliveries.

Warrior Complex. The ARLP Partnership’s subsidiary, Warrior Coal, LLC (“Warrior”), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky. The Warrior complex was opened in 1985, and the ARLP Partnership acquired it in February 2003. Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Warrior completed construction of a new preparation plant in the first quarter of 2009, which has throughput capacity of 1,200 tons of raw coal per hour. Warrior’s production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries. In 2011, Warrior acquired the Richland No. 9 Mine (“Richland”), a one-unit mine located near the Warrior complex. Production from Richland, which will be processed through Warrior’s preparation plant, will begin in January 2012 and is expected to be exhausted in 2014.

Pattiki Complex. The ARLP Partnership’s subsidiary, White County Coal, LLC (“White County Coal”), operates Pattiki, an underground mining complex located near the city of Carmi in White County, Illinois. The ARLP Partnership began construction of the complex in 1980 and has operated it since its inception. The Pattiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. The preparation plant has throughput capacity of 1,000 tons of raw coal per hour. Coal from the Pattiki complex is shipped via the Evansville Western Railway, Inc. (“EVW”) railroad directly, or via connection with the CSX railroad, to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries. A failure of the vertical hoist conveyor system temporarily halted production from the Pattiki mine for a period of approximately two months beginning May 13, 2010 and resulted in limited production from the mine until full production was resumed on January 3, 2011.

Hopkins Complex. The Hopkins complex, which the ARLP Partnership acquired in January 1998, is located near the city of Madisonville in Hopkins County, Kentucky. The ARLP Partnership’s subsidiary, Hopkins County Coal, LLC (“Hopkins County Coal”) operates the Elk Creek underground mine using continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Coal produced from the Elk Creek mine is processed and shipped through Hopkins County Coal’s preparation plant, which has throughput capacity of 1,200 tons of raw coal per hour. Elk Creek’s production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries.

Gibson Complex. The ARLP Partnership’s subsidiary, Gibson County Coal, LLC (“Gibson County Coal”), operates the Gibson North mine and its subsidiary Gibson County Coal (South), LLC (“Gibson South”) is constructing the Gibson South mine. The Gibson North mine is, and the Gibson South mine will be, an underground mine. Both are located near the city of Princeton in Gibson County, Indiana. The Gibson North mine began production in November 2000 and utilizes continuous mining units employing room-and-pillar mining techniques to produce medium-sulfur coal. The Gibson North mine’s preparation plant has throughput capacity of 700 tons of raw coal per hour. Construction of the Gibson South mine, which will utilize continuous mining units employing room-and-pillar mining techniques to produce medium-sulfur coal, began in 2011. The Gibson South mine’s preparation plant will have throughput capacity of 1,800 tons of raw coal per hour. The ARLP Partnership expects Gibson South to begin production in the third quarter of 2014 and to reach annual production capacity of approximately 3.0 to 3.5 million tons in 2015.

Production from the Gibson North mine is either shipped by truck on U.S. and state highways or transported by rail on the CSX and Norfolk Southern Railway Company (“NS”) railroads directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries. Production from Gibson South mine, when completed, will be shipped by truck on U.S. and state highways directly to customers or to the Gibson North rail loadout facility. Capital expenditures required to develop the Gibson South mine are estimated to be in the range of approximately $180.0 million to $190.0 million, of which approximately $6.4 million has been incurred as of December 31, 2011. These amounts exclude capitalized interest and capitalized mine development costs associated with incidental production. (For more information about mine development costs, please read "Mine Development Costs" under "Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.”)

River View Complex. In April 2006, the ARLP Partnership acquired River View Coal, LLC (“River View”), which controlled coal reserves located in Union County, Kentucky, from Alliance Resource Holdings, Inc. (“ARH”). In July 2007, the ARLP Partnership began construction of an underground mining complex to access the reserves, which utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Production began in August 2009 and expanded to eight continuous mining units in 2010. A ninth continuous mining unit was added in 2011. River View’s preparation plant has throughput capacity of 1,800 tons of raw coal per hour. Coal produced from the River View mine is transported by overland belt to a barge loading facility on the Ohio River.

Sebree Reserves. The ARLP Partnership controls, through its subsidiaries, Alliance Resource Properties, LLC (“Alliance Resource Properties”) and ARP Sebree, LLC, undeveloped reserves in Webster County, Kentucky, which it refers to as the “Sebree Reserves”. The ARLP Partnership is in the process of permitting the Sebree property for future development by its subsidiary Sebree Mining, LLC (“Sebree”).

Central Appalachian Operations

The ARLP Partnership’s Central Appalachian mining operations are located in eastern Kentucky. As of February 1, 2012, the ARLP Partnership had 473 employees, and it operates two mining complexes in Central Appalachia.

Pontiki Complex. The Pontiki complex is located near the city of Inez in Martin County, Kentucky. The ARLP Partnership constructed the mine in 1977. The ARLP Partnership’s subsidiary, Pontiki Coal, LLC (“Pontiki”), owns the mining complex and controls the reserves, and its subsidiary, Excel Mining, LLC (“Excel”), conducts all mining operations. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has throughput capacity of 900 tons of raw coal per hour. Coal produced in 2011 remained low sulfur, but does not meet the compliance requirements of Phase II of the Federal Clean Air Act (“CAA”) (see “—Regulation and Laws—Air Emissions” below). Coal produced from the mine is shipped via the NS railroad directly to customers or to various transloading facilities on the Ohio River for sale to customers capable of receiving barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for shipment to customers capable of receiving barge deliveries. In 2009, the ARLP Partnership idled one of the four Pontiki production units due to weak coal market conditions and that unit remained idle until resuming production in the second quarter of 2011. During the fourth quarter of 2011, the entire Pontiki mine was idled for approximately 24 consecutive days due to a dispute with federal regulators. As part of the resolution of this dispute, the ARLP Partnership was required to idle one production unit and the Pontiki mine now operates with only three production units.

MC Mining Complex. The MC Mining complex is located near the city of Pikeville in Pike County, Kentucky. The ARLP Partnership acquired the mine in 1989. The ARLP Partnership’s subsidiary, MC Mining, LLC (“MC Mining”), owns the mining complex and leases the reserves, and Excel conducts all mining operations. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. In 2011, Excel began development mining in a new area containing in excess of ten million saleable tons of coal, to which all mining will transition in 2012. The preparation plant has throughput capacity of 1,000 tons of raw coal per hour. Substantially all of the coal produced at MC Mining in 2011 met or exceeded the compliance requirements of Phase II of the CAA (see “—Regulation and Laws—Air Emissions” below). Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for sale to customers capable of receiving barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for shipment to customers capable of receiving barge deliveries.

Northern Appalachian Operations

The ARLP Partnership’s Northern Appalachian mining operations are located in Maryland and West Virginia. As of February 1, 2012, the ARLP Partnership had 519 employees, and it operates two mining complexes in Northern Appalachia. The ARLP Partnership also controls undeveloped reserves in West Virginia and Pennsylvania.

Mettiki (MD) Operation. The ARLP Partnership’s subsidiary, Mettiki Coal, LLC (“Mettiki (MD)”), previously operated an underground longwall mine located near the city of Oakland in Garrett County, Maryland. Underground longwall mining operations ceased at this mine in October 2006 upon the exhaustion of the economically mineable reserves, and the longwall mining equipment was moved from the Mettiki (MD) operation to the operation of the ARLP Partnership’s subsidiary, Mettiki Coal (WV), LLC (“Mettiki (WV)”) (discussed below). Medium-sulfur coal produced from two small-scale third-party mining operations (a surface strip mine and an underground mine) on properties controlled by Mettiki (MD) and another subsidiary of the ARLP Partnership, Backbone Mountain, LLC, supplements the Mettiki (WV) production, providing blending optimization and allowing the operation to take advantage of market opportunities as they arise. Production from the surface strip mine was exhausted during 2011 and the mine is in reclamation.

The Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal per hour. A portion of the Mettiki (WV) production is transported to this preparation plant for processing and then trucked to a blending facility at the Virginia Electric and Power Company (“VEPCO”) Mt. Storm Power Station. The preparation plant also is served by the CSX railroad, which provides the opportunity to ship into the domestic and export metallurgical coal markets.

Mettiki (WV) Operation. In July 2005, Mettiki (WV) began continuous miner development of the Mountain View mine located in Tucker County, West Virginia. Upon completion of mining at the Mettiki (MD) longwall operation, the longwall mining equipment was moved to the Mountain View mine and put into operation in November 2006. The Mountain View mine produces medium-sulfur coal which is transported by truck either to the Mettiki (MD) preparation plant (which is served by the CSX railroad) or to the coal blending facility at the VEPCO Mt. Storm Power Station.

Tunnel Ridge Complex. The ARLP Partnership’s subsidiary, Tunnel Ridge, LLC (“Tunnel Ridge”), controls, through a coal lease agreement with its special general partner, approximately 100.3 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 coal seam in West Virginia and Pennsylvania. In 2008, Tunnel Ridge began construction of the mining complex, which is an underground, longwall mine, and development mining began in 2010. During 2011, Tunnel Ridge had incidental production of approximately 268,000 tons as development mining continued. The ARLP Partnership expects to begin longwall mining operations at Tunnel Ridge in the second quarter of 2012, with annual production capacity of approximately 6.5 to 6.8 million tons. Coal produced from the Tunnel Ridge mine is transported by conveyor belt to a barge loading facility on the Ohio River. Total capital expenditures required for development of Tunnel Ridge are estimated to be in the range of approximately $290.0 million to $300.0 million, of which approximately $260.0 million has been incurred as of December 31, 2011. These amounts exclude capitalized interest and capitalized mine development costs associated with incidental production. (For more information about mine development costs, please read "Mine Development Costs" under "Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.”)

Penn Ridge. The ARLP Partnership’s subsidiary, Penn Ridge Coal, LLC (“Penn Ridge”), is party to a coal lease agreement effective December 31, 2005 with Allegheny Pittsburgh Coal Company (“Allegheny”), pursuant to which Penn Ridge leases Allegheny’s Buffalo coal reserve in Washington County, Pennsylvania, which is estimated to include approximately 56.7 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 seam. Penn Ridge has initiated the permitting process for the Buffalo coal reserves and continues to evaluate development. (For more information on the permitting process, and matters that could hinder or delay the process, please read “—Regulation and Laws—Mining Permits and Approvals.”) Development of the project is regulatory and market dependent, and its timing is open-ended pending obtaining all required regulatory approvals, sufficient coal sales commitments to support the project and final approval by the board of directors of MGP (“MGP Board of Directors”). The ARLP Partnership expects to develop these reserves as an underground mining complex using continuous mining units employing room-and-pillar techniques that will have an annual production capacity of approximately 2.5 to 3.0 million tons.

Other Operations

Mt. Vernon Transfer Terminal, LLC

The ARLP Partnership’s subsidiary, Mt. Vernon, leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. Coal is delivered to Mt. Vernon by both rail and truck. The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons. During 2011, the terminal loaded approximately 2.3 million tons for customers of Pattiki, Gibson and Elk Creek.

Coal Brokerage

As markets allow, the ARLP Partnership buys coal from non-affiliated producers principally throughout the eastern U.S., which it then resells. The ARLP Partnership has a policy of matching its outside coal purchases and sales to minimize market risks associated with buying and reselling coal. In 2011, the ARLP Partnership sold approximately 539,000 tons classified as brokerage coal.

Alliance WOR Processing, LLC

In September 2011, the ARLP Partnership completed a series of transactions with White Oak related to the development of White Oak Mine No. 1, which will be an underground longwall mining operation producing high-sulfur coal from the Herrin No. 6 seam. Initial production from the continuous miner development units is expected to begin in 2013 and longwall mining is expected to begin in 2014. As part of the White Oak transaction, the ARLP Partnership’s subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), contracted with White Oak to construct, own, and operate the coal handling and processing facilities associated with the Mine No. 1 mine, which will have the capacity to process 2,000 tons of raw coal per hour. White Oak will have the ability to ship production from the Mine No. 1 mine via rail directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries. For more information about the White Oak transactions, please read "Item 8. Financial Statements and Supplementary Data—Note 11. White Oak Transactions."

Matrix Group

The ARLP Partnership’s subsidiaries, Matrix Design Group, LLC (“Matrix Design”) and Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), provide a variety of mine products and services for the ARLP Partnership’s mining operations and to unrelated parties. The ARLP Partnership acquired this business in September 2006. Matrix Group’s products and services include design and installation of underground mine hoists for transporting employees and materials in and out of mines; design of systems for automating and controlling various aspects of industrial and mining environments; and design and sale of mine safety equipment, including its miner and equipment tracking and proximity detection systems. In 2011, our financial results were not significantly impacted by Matrix Group’s activities.

Additional Services

The ARLP Partnership develops and markets additional services in order to establish itself as the supplier of choice for its customers. Examples of the kind of services it has offered to date include ash and scrubber sludge removal, coal yard maintenance and arranging alternate transportation services. Historically, and in 2011, revenues from these services have represented less than one percent of the ARLP Partnership’s total revenues. In addition, the ARLP Partnership’s affiliate, Mid-America Carbonates, LLC (“MAC”), which is a joint venture with White County Coal, manufactures and sells rock dust to the ARLP Partnership and to unrelated parties. In 2011, our financial results were not significantly impacted by MAC’s business.

Reportable Segments

Please read "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Segment Information under "Item 8. Financial Statements and Supplementary Data—Note 20. Segment Information" for information concerning our reportable segments.

Coal Marketing and Sales

As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers. These arrangements are mutually beneficial to the ARLP Partnership and its customers in that they provide greater predictability of sales volumes and sales prices. In 2011, approximately 92.2% and 90.5% of the ARLP Partnership’s sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with committed term expirations ranging from 2012 to 2016. As of January 28, 2012, the ARLP Partnership’s nominal commitment under long-term contracts was approximately 33.8 million tons in 2012, 33.5 million tons in 2013, 27.2 million tons in 2014 and 19.8 million tons in 2015. The commitment of coal under contract is an approximate number because, in some instances, the contracts contain provisions that could cause the nominal commitment to increase or decrease by as much as 20%. The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow the ARLP Partnership to balance its sales commitments with prospective production capacity. In addition, the nominal commitment can otherwise change because of reopener provisions contained in certain of these long-term contracts.

The provisions of long-term contracts are the results of both bidding procedures and extensive negotiations with each customer. As a result, the provisions of these contracts vary significantly in many respects, including, among other factors, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, coal qualities and quantities. Virtually all of the ARLP Partnership’s long-term contracts are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to reflect changes in specified price indices or items such as taxes, royalties or actual production costs. These provisions, however, may not assure that the contract price will reflect every change in production or other costs. Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can, in some instances, lead to early termination of a contract. Some of the long-term contracts also permit the contract to be reopened for renegotiation of terms and conditions other than pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract. The long-term contracts typically stipulate procedures for transportation of coal, quality control, sampling and weighing. Most contain provisions requiring the ARLP Partnership to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility and other qualities. Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments or termination of the contracts. While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location. Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.

Reliance on Major Customers

The ARLP Partnership’s two largest customers in 2011 were Louisville Gas and Electric Company and Tennessee Valley Authority. During 2011, the ARLP Partnership derived approximately 26.1% of its total revenues from these two customers and at least 10.0% of its total revenues from each of the two. For more information about these customers, please read “Item 8. Financial Statements and Supplementary Data—Note 19. Concentration of Credit Risk and Major Customers.”

Competition

The coal industry is intensely competitive. The most important factors on which the ARLP Partnership competes are coal price, coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply. The ARLP Partnership’s principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., International Coal Group, Inc., James River Coal Company, Murray Energy, Inc., Patriot Coal Corporation, Foresight Energy LLC and Peabody Energy Corp. Some of these coal producers are larger and have greater financial resources and larger reserve bases than the ARLP Partnership. The ARLP Partnership also competes directly with a number of smaller producers in the Illinois Basin, Central Appalachian and Northern Appalachian regions. The prices the ARLP Partnership is able to obtain for its coal are primarily linked to coal consumption patterns of domestic electricity generating utilities, which in turn are influenced by economic activity, government regulations, weather and technological developments. Additionally, the ARLP Partnership exports a portion of its coal into the international metallurgical coal market. The prices the ARLP Partnership obtains for its export coal are influenced by a number of factors, such as global economic conditions, weather patterns and political instability, among others. Further, coal competes with other fuels such as petroleum, natural gas, nuclear energy and renewable energy sources for electrical power generation. Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel. For additional information, please see “Item 1A. Risk Factors.” As the price of domestic coal increases, the ARLP Partnership may also begin to compete with companies that produce coal from one or more foreign countries.

Transportation

The ARLP Partnership’s coal is transported to its customers by rail, truck and barge. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 4.0% to 48.0% of the total delivered cost of a customer’s coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. The ARLP Partnership believes its mines are located in favorable geographic locations that minimize transportation costs for its customers, and in many cases it is able to accommodate multiple transportation options. Typically, the ARLP Partnership’s customers pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry. Approximately 60.7% of the ARLP Partnership’s 2011 sales volume was initially shipped from the mines by rail, 14.3% was shipped from the mines by truck and 25.0% was shipped from the mines by barge. In 2011, the largest volume transporter of the ARLP Partnership’s coal shipments was the CSX railroad, which moved approximately 37.5% of the ARLP Partnership’s tonnage over its rail system. The practices of, and rates set by, the transportation company serving a particular mine or customer may affect, either adversely or favorably, the ARLP Partnership’s marketing efforts with respect to coal produced from the relevant mine.

Regulation and Laws

The coal mining industry is subject to extensive regulation by federal, state and local authorities on matters such as:

•	employee health and safety;

•	mine permits and other licensing requirements;

•	air quality standards;

•	water quality standards;

•	storage of petroleum products and substances which are regarded as hazardous under applicable laws or which, if spilled, could reach waterways or wetlands;

•	plant and wildlife protection;

•	reclamation and restoration of mining properties after mining is completed;

•	discharge of materials into the environment;

•	storage and handling of explosives;

•	wetlands protection;

•	surface subsidence from underground mining; and

•	the effects, if any, that mining has on groundwater quality and availability.

In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for the coal. It is possible that new legislation or regulations may be adopted, or that existing laws or regulations may be differently interpreted or more stringently enforced, any of which could have a significant impact on the ARLP Partnership’s mining operations or its customers' ability to use coal. For more information, please see risk factors described in "Item 1A. Risk Factors" below.

The ARLP Partnership is committed to conducting mining operations in compliance with applicable federal, state and local laws and regulations. However, because of the extensive and detailed nature of these regulatory requirements, particularly the regulatory system of the Mine Safety and Health Administration (“MSHA”) where citations can be issued without regard to fault and many of the standards include subjective elements, it is not reasonable to expect any coal mining company to comply with all requirements at all times. When the ARLP Partnership receives a citation, it attempts to remediate any identified condition immediately. None of the ARLP Partnership’s violations to date has had a material impact on its operations or financial condition. While it is not possible to quantify all of the costs of compliance with applicable federal and state laws and associated regulations, those costs have been and are expected to continue to be significant. Compliance with these laws and regulations has substantially increased the cost of coal mining for domestic coal producers.

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

Mine Health and Safety Laws

Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act of 1969 (“CMHSA”) was adopted. The Federal Mine Safety and Health Act of 1977 (“FMSHA”), and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards of the CMHSA, and imposed extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters. The MSHA monitors and rigorously enforces compliance with these federal laws and regulations. In addition, most of the states where the ARLP Partnership operates also have state programs for mine safety and health regulation and enforcement. Federal and state safety and health regulations affecting the coal mining industry are perhaps the most comprehensive and rigorous system for protection of employee safety and have a significant effect on the ARLP Partnership’s operating costs. Although many of the requirements primarily impact underground mining, the ARLP Partnership’s competitors in all of the areas in which it operates are subject to the same laws and regulations.

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

In 2006, the Federal Mine Improvement and New Emergency Response Act of 2006 (“MINER Act”) was enacted. The MINER Act significantly amended the FMSHA, imposing more extensive and stringent compliance standards, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, MSHA has issued new or more stringent rules and policies on a variety of topics, including:

•	sealing off abandoned areas of underground coal mines;

•	mine safety equipment, training and emergency reporting requirements;

•	substantially increased civil penalties for regulatory violations;

•	training and availability of mine rescue teams;

•	underground "refuge alternatives" capable of sustaining trapped miners in the event of an emergency;

•	flame-resistant conveyor belts, fire prevention and detection, and use of air from the belt entry; and

•	post-accident two-way communications and electronic tracking systems.

MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. Among these new proposed regulations is MSHA’s proposed rule titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.” The proposed rule would require a 50% reduction in the allowable respirable coal mine dust exposure limits and require each operation to significantly increase the number of respirable coal mine dust samples taken. The rule would also increase oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine. Federal legislation was enacted in 2011 to prevent MSHA from implementing or enforcing the proposed rule until such time as the General Accounting Office (“GAO”) performs an independent assessment of MSHA’s data and methodology used in creating the rule. Despite this enactment, MSHA has announced that it intends to promulgate the final rule in April 2012.

Subsequent to passage of the MINER Act, Illinois, Kentucky, Pennsylvania and West Virginia have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight; and in January 2012, West Virginia began consideration of additional mine safety legislation. Other states may pass similar legislation in the future. Additionally, new federal mine safety legislation has been introduced for consideration by the 112th Congress.

Some of the costs of complying with existing regulations and implementing new safety and health regulations may be passed on to the ARLP Partnership’s customers. Although the ARLP Partnership is unable to quantify the full impact, implementing and complying with these new state and federal safety laws and regulations have had, and are expected to continue to have, an adverse impact on its results of operations and financial position.

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

Revised BLBA regulations took effect in January 2001, relaxing the stringent award criteria established under previous regulations and thus potentially allowing more new federal claims to be awarded and allowing previously denied claimants to re-file under the revised criteria. These regulations may also increase black lung related medical costs by broadening the scope of conditions for which medical costs are reimbursable and increase legal costs by shifting more of the burden of proof to the employer.

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

Workers’ Compensation

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers’ compensation laws also compensate survivors or workers who suffer employment related deaths. Several states in which the ARLP Partnership operates consider changes in workers' compensation laws from time to time. The ARLP Partnership generally self-insures this potential expense using its actuary estimates of the cost of present and future claims. For more information concerning the ARLP Partnership’s requirement to maintain bonds to secure its workers' compensation obligations, see the discussion of surety bonds below under "—Surface Mining Control and Reclamation Act."

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

Surface Mining Control and Reclamation Act

The Federal Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and similar state statutes establish operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. Although the ARLP Partnership has minimal surface mining activity and no mountaintop removal mining activity, SMCRA nevertheless requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of its mining activities.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The tax for surface-mined and underground-mined coal is $0.315 per ton and $0.135 per ton, respectively. The ARLP Partnership has accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Please read “Item 8. Financial Statements and Supplementary Data.—Note 15. Asset Retirement Obligations.” In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage (“AMD”) control on a statewide basis.

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

The U.S. Office of Surface Mining Reclamation (“OSM”) published in November 2009, an Advance Notice of Proposed Rulemaking and announced its intent to revise the Stream Buffer Zone (“SBZ”) rule published in December 2008. The SBZ rule prohibits mining disturbances within 100 feet of streams if there would be a negative effect on water quality. Environmental groups brought lawsuits challenging the rule, and in a March 2010 settlement, the OSM agreed to rewrite the SBZ rule. To date, the OSM has not proposed any new SBZ rule. The ARLP Partnership is unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities near streams, and additional enforcement actions. In addition, Congress has proposed, and may in the future propose, legislation to restrict the placement of mining material in streams. The requirements of the revised SBZ Rule or future legislation, if adopted, will likely be stricter than the prior SBZ Rule and may adversely affect the ARLP Partnership’s business and operations.

Bonding Requirements

Federal and state laws require bonds to secure the ARLP Partnership’s obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to pay certain black lung claims, and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for the ARLP Partnership and for its competitors to secure new surety bonds without posting collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to the ARLP Partnership. It is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral upon those renewals. The ARLP Partnership’s failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on its ability to produce coal, which could affect its profitability and cash flow.

As of December 31, 2011, the ARLP Partnership had approximately $70.6 million in surety bonds outstanding to secure the performance of its reclamation obligations.

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining operations. The CAA directly impacts the ARLP Partnership coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities. There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities. In addition, there is pending litigation to force the U.S. Environmental Protection Agency (“EPA”) to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the CAA and establish standards to reduce emissions from new or modified coal mine sources of methane and other emissions. Installation of additional emissions control technology and any additional measures required under the laws, as well as regulations promulgated by the EPA, will make it more costly to operate coal-fired power plants and could make coal a less attractive fuel alternative in the planning and building of power plants in the future. A significant reduction in coal’s share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.

In addition to the greenhouse gas issues discussed below, the air emissions programs that may affect the ARLP Partnership’s operations, directly or indirectly, include, but are not limited to, the following:

•

The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels. In 2011, the ARLP Partnership sold 90.6% of its total tons to electric utilities, of which 98.8% was sold to utility plants with installed pollution control devices. These requirements would not be supplanted by the Cross-State Air Pollution Rule (“CSAPR”), discussed below, were it to take effect.

•

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

•

Additionally, in March 2005, the EPA issued the final Clean Air Interstate Rule (“CAIR”) which would have permanently capped nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR, but on petition for rehearing, the court retracted its decision and remanded the rule to the EPA for further consideration. This remand had the effect of leaving the rule in place while the EPA evaluated possible changes to the rule to correct the defects identified in the court’s original opinion. In June 2011, the EPA finalized CSAPR, a replacement rule for CAIR, which requires 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. However, on December 30, 2011, the D.C. Circuit Court of Appeals stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing CAIR until the pending legal challenges have been resolved. We are unable to predict whether CSAPR program will be upheld but for states to meet their requirements under CSAPR as currently written, a number of coal-fired electric generating units will likely be prematurely retired, rather than retrofitted with emission control technologies. These closures are likely to reduce the demand for coal.

•

In March 2005, the EPA finalized the Clean Air Mercury Rule (“CAMR”), which established a two-part, nationwide cap on mercury emissions from coal-fired power plants beginning in 2010. On February 8, 2008, the D.C. Circuit Court of Appeals vacated CAMR for further consideration by the EPA. On December 16, 2011, the EPA signed a rule to establish a national standard to reduce mercury and other toxic air pollutants from coal and oil-fired power plants, referred to as the EPA’s Mercury and Air Toxics Standards (“MATS”). The EPA also issued a proposed rule requiring Utility Boiler Maximum Achievable Control Technology standards (“MACT”) for power plants, which would regulate the emission of other air pollutants, including mercury and other metals, fine particulates, and acid gases such as hydrogen chloride for several classes of boilers and process heaters, including large coal-fired boilers and process heaters. MATS and MACT impose stricter limitations on mercury emissions from power plants than the vacated CAMR. In addition, certain states have adopted or proposed mercury control regulations that are more stringent than the federal requirements. The Obama Administration has also indicated a desire to negotiate an international treaty to reduce mercury pollution. More stringent regulation of mercury or other emissions by the EPA, state regulators, Congress, or pursuant to an international treaty may decrease the future demand for coal, but the ARLP Partnership is unable to predict the magnitude of any such impact with any reasonable degree of certainty.

•

The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the national ambient air quality standards (“NAAQS”) should be revised. Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter, ozone, nitrogen oxide and sulfur dioxide. As a result, some states will be required to amend their existing state implementation plans (“SIPs”) to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in "attainment" but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. In July 2009, the U.S. Court of Appeals for the District of Columbia vacated part of a rule implementing the ozone NAAQS and remanded certain other aspects of the rule to the EPA for further consideration. Notwithstanding the decision, we expect that additional emissions control requirements may be imposed on new and expanded coal-fired power plants and industrial boilers in the years ahead. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and nitrogen oxides, which are precursors to ozone formation, the ARLP Partnership’s mining operations and its customers could be affected when the new standards are implemented by the applicable states. The ARLP Partnership does not know whether or to what extent these developments might indirectly reduce the demand for coal.

•

The EPA’s regional haze program is designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. On December 23, 2011, the EPA administrator signed a final rule under which the emission caps imposed under CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. That rule has not yet been published, and EPA’s plans about publishing this rule in light of the stay of CSAPR have yet to be announced. The regional haze program and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. In addition, the EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install the more stringent air emissions control equipment. These requirements could limit the demand for coal in some locations.

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

Carbon Dioxide Emissions

Combustion of fossil fuels, such as the coal the ARLP Partnership produces, results in the emission of carbon dioxide, which is considered a “greenhouse gas” or “GHG.” Future regulation of greenhouse gas emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by the EPA. President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of greenhouse gases and Congress has recently considered various proposals to reduce greenhouse gas emissions, and it is possible federal legislation could be adopted in the future. In addition, the U.S. is actively participating in international discussions that are currently underway to develop a treaty to replace the Kyoto Protocol after its expiration. If a replacement treaty or other international arrangement is reached, it likely would require additional reductions in greenhouse gas emissions that could, in turn, have a global impact on the demand for coal. Also, many states, regions and governmental bodies have adopted greenhouse gas initiatives and have or are considering the imposition of fees or taxes based on the emission of greenhouse gases by certain facilities, including coal-fired electric generating facilities. Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted which would have an adverse effect on the ARLP Partnership’s operations.

Even in the absence of new federal legislation, the EPA has begun to regulate greenhouse gas emissions pursuant to the CAA based on the U.S. Supreme Court’s 2007 decision in Massachusetts v. EPA that the EPA has authority to regulate greenhouse gas emissions. In 2009, the EPA issued a final rule declaring that greenhouse gas emissions, including carbon dioxide and methane, endanger public health and welfare and that greenhouse gases emitted by motor vehicles contribute to that endangerment (“Endangerment Finding”). Several groups have filed petitions asking the EPA to reconsider the Endangerment Finding. Further, several groups have filed petitions asking the U.S. Court of Appeals for the District of Columbia Circuit to review the legality of the EPA’s Endangerment Finding.

In May 2010, the EPA issued its final “tailoring rule” for greenhouse gas emissions, a policy aimed at shielding small emission sources from CAA permitting requirements. The EPA’s rule phases in various greenhouse-gas-related permitting requirements beginning in January 2011. Beginning July 1, 2011, the EPA requires facilities that must already obtain new source review permits for other pollutants to include greenhouse gases in their permits for new construction projects that emit at least 100,000 tons per year of greenhouse gases and existing facilities that increase their emissions by at least 75,000 tons per year. Sources that are “smaller,” those with emissions of less than 50,000 tons of greenhouse gases per year, will not be regulated until at least April 30, 2016, and may be permanently excluded from the permitting requirements. In December 2010, the EPA issued its plan to update pollution standards for fossil fuel power plants and petroleum refineries. The EPA had stated that it intended to propose standards for power plants in July 2011 and for refineries in December 2011 and issue final standards in May 2012 and November 2012, respectively. As of early December 2011, the EPA reportedly has prepared a proposal to regulate GHG emissions from only new plants, not existing ones, but that proposal is pending review at the U.S. Office of Management and Budget and is not yet public. The EPA anticipates that a notice of proposed rulemaking will be published in the Federal Register in early 2012. The EPA’s failure to propose rules by the required date will delay final action, as well.

Lawsuits challenging the tailoring rule have already been brought, and as a result of such challenges, the rule may be modified or vacated in whole or in part. On June 28, 2010, the EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule requiring all stationary sources that emit more than 25,000 tons of greenhouse gases per year to collect and report to the EPA data regarding such emissions. This rule affects many of the ARLP Partnership’s customers, as well as additional source categories, including all underground mines subject to quarterly methane sampling by MSHA. Underground mines subject to this rule, including the ARLP Partnership’s, were required to begin monitoring greenhouse gas emissions on January 1, 2011 and must begin reporting to the EPA on September 28, 2012 for monitoring during 2011 and the first six months of 2012.

There have been numerous protests of and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to greenhouse gas emissions. For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with greenhouse gas emissions from these plants under future laws limiting the emissions of carbon dioxide. In addition, several permits issued to new coal-fueled power plants without limits on greenhouse gas emissions have been appealed to the EPA’s Environmental Appeals Board. In addition, over 30 states have currently adopted mandatory “renewable portfolio standards,” which require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect the ARLP Partnership’s current and prospective customers, they may reduce the demand for coal-fired power, and may affect long-term demand for its coal. Finally, a federal appeals court allowed a lawsuit pursuing federal common law claims to proceed against certain utilities on the basis that they may have created a public nuisance due to their emissions of carbon dioxide, while a second federal appeals court dismissed a similar case on procedural grounds. The U.S. Supreme Court recently overturned that decision on June 20, 2011, holding that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, but despite this favorable ruling, tort-type liabilities remain a concern.

It is possible that future international, federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with coal consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs for coal consumption could result in some customers switching to alternative sources of fuel, or otherwise adversely affect the ARLP Partnership’s operations and demand for its products, which could have a material adverse effect on its business, financial condition and results of operations.

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

The U.S. Army Corps of Engineers (“Corps of Engineers”) maintains two permitting programs under CWA Section 404 for the discharge of dredged or fill material: one for “individual” permits and a more streamlined program for “general” permits. However, "general" permits under Nationwide Permit 21 (“NWP 21”) adopted by the Corps of Engineers under its authority in Section 404 of the CWA are no longer available because the Corps of Engineers suspended the use of NWP 21 in the Appalachian states on June 12, 2010. The ARLP Partnership’s coal mining operations typically require Section 404 permits to authorize activities such as the creation of slurry ponds and stream impoundments. The CWA authorizes the EPA to review Section 404 permits issued by the Corps of Engineers, and in 2009, the EPA began reviewing Section 404 permits issued by the Corps of Engineers for coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

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

In addition, on April 1, 2010, the EPA issued a guidance document on water quality requirements for coal mines in Appalachia. This guidance follows up on a June 11, 2009 announcement by the EPA that it would undertake a new level of enhanced review of 79 coal mining-related applications for Section 404 permits (“Enhanced Coordination Procedures”). On October 6, 2011, in a lawsuit challenging the legality of this action by the EPA, the U.S. District Court for the District of Columbia granted partial summary judgment rejecting the EPA’s Enhanced Coordination Procedures on several legal grounds including the lack of authority under the CWA and the failure to provide appropriate notice and comment pursuant to the Administrative Procedures Act. As a result of this decision, the Corps of Engineers and the EPA Regions in Appalachia have ceased using the Enhanced Coordination Procedures. Whether this decision reduces the back up and delays in the Section 404 permit application procedures remains to be seen.

The EPA also has statutory “veto” power over a Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.” On January 14, 2011, the EPA exercised its veto power to withdraw or restrict the use of previously issued permits in connection with the Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project. More frequent use of the EPA’s Section 404 “veto” power as well as the increased risk of application of this power to previously permitted projects could create uncertainly with regard to the ARLP Partnership’s continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting its coal revenues.

These various initiatives by the EPA have extended the time required to obtain some permits required for coal mining and have caused the costs of obtaining and complying with those permits to increase substantially. It is possible that some of the ARLP Partnership’s projects may not be able to obtain these permits or may experience delays in securing, utilizing or renewing permits because of the manner in which these rules are being interpreted and applied.

Total Maximum Daily Load (“TMDL”) regulations under the CWA establish a process to calculate the maximum amount of a pollutant that a water body can receive and still meet state water quality standards, and to allocate pollutant loads among the point and non-point pollutant sources discharging into that water body. This process applies to those waters that states have designated as impaired (i.e., as not meeting present water quality standards). Industrial dischargers, including coal mines, will be required to meet new TMDL allocations for these stream segments. The adoption of new TMDL-related allocations for the ARLP Partnership’s coal mines could require more costly water treatment and could adversely affect its coal production.

Hazardous Substances and Wastes

The Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), otherwise known as the “Superfund” law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for the release of hazardous substances may be subject to joint and several liability under CERCLA for the costs of cleaning up releases of hazardous substances and natural resource damages. Some products used in coal mining operations generate waste containing hazardous substances. The ARLP Partnership is currently unaware of any material liability associated with the release or disposal of hazardous substances from its past or present mine sites.

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

Other Environmental, Health And Safety Regulations

In addition to the laws and regulations described above, the ARLP Partnership is subject to regulations regarding underground and above ground storage tanks in which it may store petroleum or other substances. Some monitoring equipment that it uses is subject to licensing under the Federal Atomic Energy Act. Water supply wells located on the ARLP Partnership’s properties are subject to federal, state, and local regulation. In addition, the ARLP Partnership’s use of explosives is subject to the Federal Safe Explosives Act. The ARLP Partnership is also required to comply with the Safe Drinking Water Act, the Toxic Substance Control Act, and the Emergency Planning and Community Right-to-Know Act. The costs of compliance with these regulations should not have a material adverse effect on the ARLP Partnership’s business, financial condition or results of operations.

Employees

To conduct its operations, the ARLP Partnership, as of February 1, 2012, employed 3,832 full-time employees, including 3,590 employees involved in active mining operations, 92 employees in other operations, and 150 corporate employees. The ARLP Partnership’s work force is entirely union-free. The ARLP Partnership believes that relations with its employees are generally good. We do not have any employees of our own.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into an amended and restated administrative services agreement (“Administrative Services Agreement”) with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and Alliance Resource Holdings II, Inc. (“ARH II”), the indirect parent of SGP. The Administrative Services Agreement superseded the administrative services agreement signed in connection with our initial public offering in 2006. Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates. We reimburse the ARLP Partnership for services rendered for us by those employees as provided under the Administrative Services Agreement. We paid the ARLP Partnership $0.4 million under this agreement for the year ended December 31, 2011. Please read “Item 13—Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

ITEM 1A.	RISK FACTORS

Risks Inherent in an Investment in Us

In the future, we may not have sufficient cash to pay distributions at our current quarterly distribution level or to increase distributions.

Currently, our earnings and cash flow consist solely of cash distributions from ARLP. Therefore, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions ARLP makes to its partners. We cannot assure you that ARLP will continue to make quarterly distributions at its current level or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if ARLP increases or decreases distributions to us, the timing and amount of such increased or decreased distributions, if any, will not necessarily be comparable to the timing and amount of the increase or decrease in distributions made by ARLP to us.

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

Because of these and other factors, ARLP may not have sufficient available cash to pay a specific level of cash distributions to its unitholders. Furthermore, the amount of cash that ARLP has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowing, and is not solely a function of profitability, which will be affected by non-cash items. As a result, ARLP may be able to make cash distributions during periods when it records net losses and may be unable to make cash distributions during periods when it records net income. Please read “—Risks Related to Alliance Resource Partners’ Business” for a discussion of further risks affecting ARLP’s ability to generate available cash.

ARLP’s managing general partner, with our consent, may limit or modify the incentive distributions we are entitled to receive in order to facilitate ARLP’s growth strategy. Our general partner’s board of directors can give this consent without a vote of our unitholders.

We own ARLP’s managing general partner, which owns the IDRs in ARLP that entitle us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by ARLP, as certain target distribution levels are reached in excess of $0.275 per ARLP unit in any quarter. The IDRs currently participate at the maximum 48% target cash distribution level at current ARLP distribution levels. A substantial portion of the cash flow we receive from ARLP is provided by these IDRs. The MGP Board of Directors may reduce the distributions related to the IDRs payable to us with our consent, which we may provide without the approval of our unitholders.

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

MGP’s ownership of the IDRs in ARLP entitles us to receive up to 48% of all cash distributed by ARLP. Because the IDRs participate at the maximum 48% target cash distribution level at current ARLP distribution levels, future growth in distributions we receive from ARLP will not result from an increase in the target cash distribution level associated with the IDRs.

Furthermore, a decrease in the amount of distributions by ARLP to less than $0.375 per common unit per quarter would reduce MGP’s percentage of the incremental cash distributions above $0.3125 per common unit per quarter from 48% to 23%. As a result, any such reduction in quarterly cash distributions from ARLP would disproportionately reduce the amount of all distributions that we receive from ARLP as compared to the impact on the holders of ARLP common units.

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

For more information regarding our credit facility, please read “Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Debt Obligations.”

Our unitholders do not elect our general partner or vote on our general partner’s officers or directors. Units held by the Management Group (some of whom are current or former members of management) and their affiliates currently own 73.79% of our units, a sufficient number of our common units to block any attempt to remove our general partner.

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

Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 2/3rds of our outstanding units. Because the Management Group (some of whom are current or former members of management) and their affiliates currently own 73.79% of our outstanding common units, it is not currently possible for our general partner to be removed without their consent. As a result, the price at which our units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

The Management group (some of whom are current or former members of management) and their affiliates currently own 73.79% of our units. Sales by any of our existing unitholders of a substantial number of our common units in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

Control of our general partner and the IDRs in ARLP may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of its equity securities without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner to sell or transfer all or part of its ownership interest in our general partner to a third-party. The new owner or owners of our general partner would then be in a position to replace the directors and officers of our general partner and control the decisions made and actions taken by its Board of Directors and officers. In addition, the owner of our general partner controls MGP, the owner of the IDRs in ARLP. Control of MGP can likewise be transferred to a third party without unitholder consent.

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

For example, conflicts of interest may arise in the following situations:

•	the allocation of shared overhead expenses to ARLP and us;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and ARLP, on the other hand;

•	the determination and timing of the amount of cash to be distributed to ARLP's partners and the amount of cash to be reserved for the future conduct of ARLP’s business;

•	the decision as to whether ARLP should make acquisitions, and on what terms;

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

Mr. Craft, the president and chief executive officer of both our general partner and ARLP’s managing general partner, controls ARLP’s managing general partner, indirectly owns SGP and owns or controls 43.13% of ARLP’s common units. Mr. Craft also currently holds, directly or indirectly or may be deemed to be the beneficial owner of, 72.23% of our common units. These interests give Mr. Craft substantial control over our and ARLP’s business and operations and the ability to control the outcome of many matters that require unitholder approval. Mr. Craft is not restricted from disposing of all or a part of his equity interests in our general partner, in ARLP’s managing general partner or in ARLP's special general partner.

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

•

provides that in resolving conflicts of interest, it will be presumed that in making its decision our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

•

provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such person's conduct was criminal.

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

Risks Related to ARLP’s Business

Because our cash flow consists exclusively of distributions from ARLP, risks to the ARLP Partnership’s business are also risks to us. We have set forth below many of the risks to ARLP’s business or results of operations, the occurrence of which could negatively impact the ARLP Partnership's financial performance and decrease the amount of cash it is able to distribute to us, thereby decreasing the amount of cash we have available for distribution to our unitholders.

Global economic conditions or economic conditions in any of the industries in which the ARLP Partnership customers operate as well as sustained uncertainty in financial markets may have material adverse impacts on its business and financial condition that it currently cannot predict.

Economic conditions in a number of industries served by the ARLP Partnership’s primary customers substantially deteriorated in recent years and reduced the demand for coal. Although global industrial activity recovered in 2010 from 2009 levels, the continuation of the recovery, especially for industries in the U.S. and Europe, is uncertain. During recent years, financial markets in the U.S., Europe and Asia also experienced unprecedented turmoil and upheaval. This was characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government and other governments. Although we cannot predict the impacts, renewed weakness in the economic conditions of any of the industries the ARLP Partnership serves or in the financial markets could materially adversely affect the ARLP Partnership’s business and financial condition. For example:

•

the demand for electricity in the U.S. may not fully recover or may decline if economic conditions deteriorate, which may negatively impact the revenues, margins and profitability of the ARLP Partnership’s business;

•	any inability of the ARLP Partnership’s customers to raise capital could adversely affect its ability to honor its obligations to us; and

•

ARLP Partnership’s future ability to access the capital markets may be restricted as a result of future economic conditions, which could materially impact the ARLP Partnership’s ability to grow its business, including development of its coal reserves.

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

Any adverse change in these factors could result in weaker demand and lower prices for the ARLP Partnership’s products. A substantial or extended decline in coal prices could materially and adversely affect the ARLP Partnership by decreasing its revenues to the extent that it is not protected by the terms of existing coal supply agreements.

Competition within the coal industry may adversely affect the ARLP Partnership’s ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

The ARLP Partnership competes with other large coal producers and many small coal producers in various regions of the U.S. for domestic coal sales. The industry has undergone significant consolidation over the last decade. This consolidation has led to several competitors having significantly larger financial and operating resources than the ARLP Partnership. In addition, the ARLP Partnership competes to some extent with western surface coal mining operations that have a much lower per ton cost of production and produce low-sulfur coal. Over the last 20 years, growth in production from western coal mines has substantially exceeded growth in production from the east. Declining prices from an oversupply of coal in the market could reduce the ARLP Partnership's revenues and cash available for distribution.

Any change in consumption patterns by utilities away from the use of coal could affect the ARLP Partnership’s ability to sell the coal it produces.

The domestic electric utility industry accounts for approximately 93.0% of domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy. For example, the relatively low price of natural gas has resulted, in some instances, in utilities increasing natural gas consumption while decreasing coal consumption. Future environmental regulation of greenhouse gas emissions could accelerate the use by utilities of fuels other than coal. In addition, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for coal. A number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources in generating a certain percentage of power. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact the ARLP Partnership's results of operations and reduce its cash available for distribution.

The stability and profitability of the ARLP Partnership’s operations could be adversely affected if its customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

A substantial decrease in the amount of coal the ARLP Partnership sells pursuant to long-term contracts would reduce the certainty of the price and amounts of coal sold and subject the ARLP Partnership’s revenue stream to increased volatility. If that were to happen, changes in spot market coal prices would have a greater impact on the ARLP Partnership’s results, and any decreases in the spot market price for coal could adversely affect its profitability and cash flow. In 2011, the ARLP Partnership sold approximately 92.2% of its sales tonnage under contracts having a term greater than one year, which it refers to as long-term contracts. Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions may make it more difficult for the ARLP Partnership to enter into long-term contracts with its electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, the ARLP Partnership may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire.

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

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of the ARLP Partnership’s coal. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. These laws and regulations may affect demand and prices for coal. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. In addition, the EPA has proposed regulations to govern the disposal of coal ash and other coal combustion residuals that include the possibility of categorizing such CCB as a hazardous waste. As a result of these current and proposed laws, regulations and regulatory initiatives, electricity generators may elect to switch to other fuels that generate less of these emissions or by-products, further reducing demand for coal. Please read “Item 1. Business—Regulation and Laws—Air Emissions,” “—Carbon Dioxide Emissions” and “—Hazardous Substances and Wastes.”

Increased regulation of greenhouse gas emissions could result in increased operating costs and reduced demand for coal as a fuel source, which could reduce demand for the ARLP Partnership’s products, decrease its revenues and reduce its profitability.

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide and other greenhouse gases present an endangerment to public health and the environment, and the EPA has begun to regulate greenhouse gas emissions pursuant to the CAA. The EPA has reportedly prepared a proposal to regulate greenhouse gas emissions from new power plants but not currently existing power plants. However, this proposal is not finalized and could be modified to require regulation of all fossil fuel power plants. In addition, it is possible more federal legislation could be adopted in the future to restrict greenhouse gas emissions, as President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of greenhouse gases and Congress has recently considered various proposals to reduce greenhouse gas emissions. Many states and regions have adopted greenhouse gas initiatives. Also, there have been numerous protests of, and challenges to, the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to greenhouse gas emissions. Please read “Item 1. Business—Regulation and Laws—Air Emissions” and “—Carbon Dioxide Emissions.”

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

In 2004, eight states and New York City sued five electric utility companies in Connecticut v. American Electric Power Co. These defendants were chosen as allegedly the five-largest carbon dioxide emitters in the U.S., through their fossil-fuel-fired electric power plants. Invoking the federal and state common law of public nuisance, plaintiffs sought an injunction requiring defendants to abate their contribution to the nuisance of climate change by capping carbon dioxide emissions and then reducing them. Plaintiffs sued both on their own behalf to protect state-owned property and on behalf of their citizens and residents to protect public health and well-being. On September 21, 2009, on appeal of the trial court’s dismissal of the case, the Second Circuit issued a ruling holding that the district court erred in dismissing the complaints on political question grounds, that all of the plaintiffs have standing and that plaintiffs validly stated claims under the federal common law on nuisance. In June 2011, the U.S. Supreme Court issued a unanimous decision reversing the Second Circuit’s decision and holding that the plaintiffs’ federal common law claims were displaced by federal legislation and regulations. The U.S. Supreme Court did not address the Plaintiffs’ state law tort claims and remanded the issue of preemption for the district court to consider on remand. While the U.S. Supreme Court held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, tort-type liabilities remain a possibility and a source of concern. Proliferation of successful climate change litigation could adversely impact demand coal and ultimately have a material adverse effect on its business, financial condition and results of operations.

The ARLP Partnership depends on a few customers for a significant portion of its revenues, and the loss of one or more significant customers could affect its ability to maintain the sales volume and price of the coal it produces.

During 2011, the ARLP Partnership derived approximately 26.1% of its total revenues from two customers and at least 10.0% of its 2011 total revenues from each of the two. If the ARLP Partnership were to lose either of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from the ARLP Partnership, it could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

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

During September 2011, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective October 1, 2011. The aggregate maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 90-day waiting period for underground business interruption and a $10.0 million overall aggregate deductible. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

The ARLP Partnership does not control, and therefore may not be able to cause or prevent certain actions by, White Oak.

White Oak is governed by its board of representatives and, while the ARLP Partnership is represented on such board, it will not control all of White Oak’s decisions. Consequently, it may be difficult or impossible for the ARLP Partnership to cause White Oak to take actions that it believe would be in the ARLP Partnership’s or White Oak’s best interests, and the ARLP Partnership may be unable to control the amount and timing of cash it will receive from White Oak’s operations. Likewise, the White Oak board may control the timing of certain capital investments the ARLP Partnership are committed to making in White Oak. The lack of control over timing of such revenues and costs could have an adverse impact on the benefits the ARLP Partnership expects to achieve from the White Oak transactions.

A shortage of skilled labor may make it difficult for the ARLP Partnership to maintain labor productivity and competitive costs and could adversely affect the ARLP Partnership’s profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least one year of experience and proficiency in multiple mining tasks. In recent years, a shortage of experienced coal miners has caused the ARLP Partnership to include some inexperienced staff in the operation of certain mining units, which decreases its productivity and increases its costs. This shortage of experienced coal miners is the result of a significant percentage of experienced coal miners reaching retirement age, combined with the difficulty of retaining existing workers in and attracting new workers to the coal industry. Thus, this shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could have an adverse impact on labor productivity and costs and its ability to expand production in the event there is an increase in the demand for coal, which could adversely affect its profitability.

Although none of the ARLP Partnership’s employees are members of unions, its work force may not remain union-free in the future.

None of the ARLP Partnership’s employees is represented under collective bargaining agreements. However, all of its work force may not remain union-free in the future, and legislative, regulatory or other governmental action could make it more difficult to remain union-free. In addition, the National Labor Relations Board has adopted new rules that would expedite unionization elections, which could make staying union-free more difficult. If some or all of the ARLP Partnership’s currently union-free operations were to become unionized, it could adversely affect its productivity and increase the risk of work stoppages at its mining complexes. In addition, even if the ARLP Partnership remains union-free, its operations may still be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against the ARLP Partnership’s operations.

The ARLP Partnership’s mining operations are subject to extensive and costly laws and regulations, and such current and future laws and regulations could increase current operating costs or limit the ARLP Partnership’s ability to produce coal.

The ARLP Partnership is subject to numerous and comprehensive federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Certain of these laws and regulations may impose strict liability without regard to fault or legality of the original conduct. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations. Complying with these laws and regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new laws or regulations may be adopted, or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, which could materially affect the ARLP Partnership’s mining operations, cash flow, and profitability, either through direct impacts on the ARLP Partnership’s existing mining operations, or indirect impacts that discourage or limit the ARLP Partnership’s customers’ use of coal. Please read “Item 1. Business—Regulations and Laws.”

State and federal laws addressing mine safety practices impose stringent reporting requirements and civil and criminal penalties for violations. Federal and state regulatory agencies continue to interpret and implement these laws and propose new regulations and standards. Implementing and complying with these laws and regulations has increased and will continue to increase the ARLP Partnership’s operational expense and to have an adverse effect on its results of operation and financial position. For more information, please read “Item 1. Business—Regulation and Laws—Mine Health and Safety Laws.”

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

The EPA has begun reviewing permits required for the discharge of overburden from mining operations under Section 404 of the CWA. Various initiatives by the EPA regarding these permits have increased the time required to obtain and the costs of complying with such permits. In addition, the EPA recently exercised its “veto” power to withdraw or restrict the use of previously issued permits in connection with one of the largest surface mining operations in Central Appalachia. As a result of these developments, the ARLP Partnership may be unable to obtain or experience delays in securing, utilizing or renewing Section 404 permits required for its operations, which could have an adverse effect on its results of operation and financial position. Please read “Item 1. Business—Regulations and Laws—Water Discharge.”

Fluctuations in transportation costs and the availability or reliability of transportation could reduce revenues by causing the ARLP Partnership to reduce its production or by impairing its ability to supply coal to its customers.

Transportation costs represent a significant portion of the total cost of coal for the ARLP Partnership’s customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make the ARLP Partnership’s coal production less competitive than coal produced from other sources. Disruption of transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could temporarily impair the ARLP Partnership’s ability to supply coal to its customers. The ARLP Partnership’s transportation providers may face difficulties in the future that may impair its ability to supply coal to its customers, resulting in decreased revenues. If there are disruptions of the transportation services provided by the ARLP Partnership’s primary rail or barge carriers that transport its coal and the ARLP Partnership is unable to find alternative transportation providers to ship its coal, its business could be adversely affected.

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

•

unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the ARLP Partnership's rationale for pursuing the expansion or acquisition opportunity.

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

The ARLP Partnership plans to fund capital expenditures for its current growth projects with existing cash balances, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity. The ARLP Partnership’s funding plans may, however, be negatively impacted by numerous factors, including higher than anticipated capital expenditures or lower than expected cash flow from operations. In addition, the ARLP Partnership may be unable to refinance its current revolving credit facility when it expires or obtain adequate funding prior to expiry because its lending counterparties may be unwilling or unable to meet their funding obligations. Furthermore, additional growth projects and expansion opportunities may develop in the future which could also require significant amounts of financing that may not be available to the ARLP Partnership on acceptable terms or in the amounts it expects, or at all.

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

The ARLP Partnership’s operating subsidiaries do not, in all instances, own all of the surface properties upon which their mining facilities have been constructed. Certain of the operating companies have constructed and now operate all or some portion of their facilities on properties owned by unrelated third parties with whom the subsidiary has entered into a long-term lease. The ARLP Partnership has no reason to believe that there exists any risk of loss of these leasehold rights given the terms and provisions of the subject leases and the nature and identity of the third-party lessors; however, in the unlikely event of any loss of these leasehold rights, operations could be disrupted or otherwise adversely impacted as a result of increased costs associated with retaining the necessary land use.

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

The ARLP Partnership has long-term indebtedness, consisting of its outstanding senior unsecured notes, revolving credit facility and its term loan agreement. At December 31, 2011, the ARLP Partnership’s total long-term indebtedness outstanding was $686.0 million. The ARLP Partnership’s leverage may:

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

The ARLP Partnership has outstanding surety bonds with governmental agencies for reclamation, federal and state worker’s compensation and other obligations. The ARLP Partnership may have difficulty maintaining its surety bonds for mine reclamation as well as worker’s compensation and black lung benefits. In addition, those governmental agencies may increase the amount of bonding required. The ARLP Partnership’s inability to acquire or failure to maintain these bonds, or a substantial increase in the bonding requirements, would have a material adverse effect on it.

The ARLP Partnership and its subsidiaries are subject to various legal proceedings, which may have a material effect on its business.

The ARLP Partnership is party to a number of legal proceedings incident to its normal business activities. There is the potential that an individual matter or the aggregation of multiple matters could have an adverse effect on the ARLP Partnership’s cash flows, results of operations or financial position. Please see “Item 8. Financial Statements and Supplementary Data—Note 18. Commitments and Contingencies” for further discussion.

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, treats us as a corporation for federal income tax purposes, or we or ARLP become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

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

Tax gain or loss on the disposition of our units could be more or less than expected.

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

The ARLP Partnership's reported coal reserves are those it believes can be economically and legally extracted or produced at the time of the filing of its Annual Report on Form 10-K. In determining whether its reserves meet this economical and legal standard, the ARLP Partnership takes into account, among other things, its potential ability or inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices.

At December 31, 2011, the ARLP Partnership had approximately 911.4 million tons of coal reserves. Approximately 204.9 million tons of those reserves, located in Hamilton County, Illinois, are leased to White Oak and are not reflected in the operations table below. All of the estimates of reserves presented in the tables below are of proven and probable reserves (as defined below) and adhere to the standards described in U.S. Geological Survey (“USGS”) Circular 831 and USGS Bulletin 1450-B. For information on the locations of the ARLP Partnership's mines, please read “Mining Operations” under “Item 1. Business.”

The following table sets forth reserve information, at December 31, 2011, about the ARLP Partnership’s mining operations:

Operations	Mine Type	Heat Content (BTUs per pound)	Proven and Probable Reserves				Reserve Assignment		Reserve Control
			Pounds S02 per MMBTU
			<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned	Owned	Leased
			(tons in millions)
Illinois Basin Operations
Dotiki (KY)	Underground	12,200	—	—	51.9	51.9	51.9	—	20.3	31.6
Warrior (KY)	Underground	12,600	—	—	119.5	119.5	68.1	51.4	32.3	87.2
Hopkins (KY)	Underground	12,200	—	—	37.8	37.8	22.7	15.1	6.9	30.9
	/Surface	11,500	—	—	7.8	7.8	7.8	—	7.8	—
River View (KY)	Underground	11,600	—	—	128.9	128.9	128.9	—	13.4	115.5
Sebree (KY)	Underground	11,400	—	—	25.2	25.2	—	25.2	—	25.2
Pattiki (IL)	Underground	11,500	—	—	59.2	59.2	59.2	—	0.1	59.1
Gibson (North) (IN)	Underground	11,500	—	15.2	3.9	19.1	19.1	—	0.1	19.0
Gibson (South) (IN)	Underground	11,500	—	19.6	41.4	61.0	61.0	—	17.4	43.6

Region Total			—	34.8	475.6	510.4	418.7	91.7	98.3	412.1

Central Appalachian Operations
Pontiki (KY)	Underground	12,900	—	7.1	—	7.1	7.1	—	—	7.1
MC Mining (KY)	Underground	12,600	12.6	0.5	1.5	14.6	14.6	—	1.6	13.0

Region Total			12.6	7.6	1.5	21.7	21.7	—	1.6	20.1

Northern Appalachian Operations
Mettiki (MD)	Underground	13,200	—	2.1	5.6	7.7	7.7	—	—	7.7
Mountain View (WV)	Underground	13,200	—	4.6	5.1	9.7	9.7	—	—	9.7
Tunnel Ridge (PA/WV)	Underground	12,700	—	—	100.3	100.3	100.3	—	—	100.3
Penn Ridge (PA)	Underground	12,500	—	—	56.7	56.7	56.7	—	—	56.7

Region Total			—	6.7	167.7	174.4	174.4	—	—	174.4

Total			12.6	49.1	644.8	706.5	614.8	91.7	99.9	606.6

% of Total			1.8%	6.9%	91.3%	100.0%	87.0%	13.0%	14.1%	85.9%

The following table sets forth information related to reserves leased to White Oak at December 31, 2011:

Operation	Mine Type	Heat Content (BTUs per pound)	Proven and Probable Reserves				Reserve Assignment		Reserve Control
			Pounds S02 per MMBTU
			<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned	Owned	Leased
			(tons in millions)
Illinois Basin Operation
White Oak (IL)	Underground	11,700	—	—	204.9	204.9	204.9	—	11.6	193.3

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

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product. All of the ARLP Partnership’s reserves are steam coal, except for reserves at Mettiki that can be delivered to the steam or metallurgical markets. The 12.6 million tons of reserves listed as <1.2 pounds of SO2 per million British thermal units (“MMBTU”) are compliance coal under Phase II of CAA.

Assigned reserves are those reserves that have been designated for mining by a specific operation. Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation. British thermal units (“BTU”) values are reported on an as shipped, fully washed, basis. Shipments that are either fully or partially raw will have a lower BTU value.

Tons produced by White Oak from reserves the ARLP Partnership leases to them are not included in the amounts of produced tons that ARLP reports, as shown in the below table. There were no tons produced from reserves leased to White Oak for the year ended December 31, 2011.

The ARLP Partnership controls certain leases for coal deposits that are near, but not contiguous to, its primary reserve bases. The tons controlled by these leases are classified as non-reserve coal deposits and are not included in the ARLP Partnership’s reported reserves. These non-reserve coal deposits are as follows: Dotiki—6.4 million tons, Pattiki—3.5 million tons, Hopkins County Coal—2.4 million tons, River View—22.0 million tons, Sebree—0.3 million tons, Gibson (North)—2.4 million tons, Gibson (South)—5.6 million tons, Warrior—8.5 million tons, Mettiki—2.9 million tons, Tunnel Ridge—3.0 million tons, Penn Ridge—3.4 million tons, Pontiki—8.5 million tons, and 64.3 million tons of coal located near the River View complex, for total non-reserve coal deposits of 133.2 million tons.

The ARLP Partnership leases most of its reserves and generally has the right to maintain leases in force until the exhaustion of mineable and merchantable coal located within the leased premises or a larger coal reserve area. These leases provide for royalties to be paid to the lessor at a fixed amount per ton or as a percentage of the sales price. Many leases require payment of minimum royalties, payable either at the time of the execution of the lease or in periodic installments, even if no mining activities have begun. These minimum royalties are normally credited against the production royalties owed to a lessor once coal production has commenced.

Mining Operations

The following table sets forth production and other data about the ARLP Partnership’s mining operations:

		Tons Produced
Operations	Location	2011	2010	2009	Transportation	Equipment
		(in millions)
Illinois Basin Operations
Dotiki	Kentucky	3.6	3.9	4.2	CSX, PAL, truck, barge	CM
Warrior	Kentucky	5.4	5.8	6.2	CSX, PAL, truck, barge	CM
Hopkins	Kentucky	3.3	3.3	4.0	CSX, PAL, truck, barge	CM, DL
River View	Kentucky	7.6	5.9	0.5	Barge	CM
Pattiki	Illinois	2.2	1.7	2.5	CSX, EVW, barge	CM
Gibson (North)	Indiana	3.4	3.1	3.3	CSX, NS, truck, barge	CM

Region Total		25.5	23.7	20.7

Central Appalachian Operations
Pontiki	Kentucky	1.0	0.9	1.1	NS, truck, barge	CM
MC Mining	Kentucky	1.5	1.4	1.5	CSX, truck, barge	CM

Region Total		2.5	2.3	2.6
Northern Appalachian Operations
Mettiki	Maryland	0.2	0.4	0.3	Truck, CSX	CM, CS
Mountain View	West Virginia	2.3	2.4	2.2	Truck, CSX	LW, CM
Tunnel Ridge	West Virginia	0.3	0.1	—	Barge	LW, CM

Region Total		2.8	2.9	2.5

TOTAL		30.8	28.9	25.8

CSX	-	CSX Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
LW	-	Longwall
EVW	-	Evansville Western Railroad
DL	-	Dragline with Stripping Shovel, Front End Loaders and Dozers
CS	-	Contour Strip

ITEM 3.	LEGAL PROCEEDINGS

We are not engaged in any material litigation. The ARLP Partnership is not engaged in any litigation that it believes is material to its operations, including without limitation, any litigation relating to its long-term coal supply contracts or under the various environmental protection statutes to which it is subject. However, the ARLP Partnership is subject to various types of litigation in the ordinary course of its business, and we cannot assure you that disputes or litigation will not arise or that the ARLP Partnership will be able to resolve any such future disputes or litigation in a satisfactory manner. The information under “General Litigation” and “Other” in “Item 8. Financial Statements and Supplementary Data.—Note 18. Commitments and Contingencies” is incorporated herein by this reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners’ interests are listed on the NASDAQ Global Select Market under the symbol “AHGP.” The common units began trading on May 10, 2006. On February 15, 2012, the closing market price for the common units was $50.45 per unit and there were 59,863,000 common units outstanding. There were approximately 8,452 record holders and beneficial owners (held in street name) of common units at December 31, 2011.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit
1st Quarter 2010	$34.89	$26.54	$0.465 (paid May 20, 2010)
2nd Quarter 2010	$36.00	$26.14	$0.4825 (paid August 19, 2010)
3rd Quarter 2010	$44.29	$33.13	$0.500 (paid November 19, 2010)
4th Quarter 2010	$49.50	$39.12	$0.5275 (paid February 18, 2011)
1st Quarter 2011	$58.00	$45.89	$0.555 (paid May 20, 2011)
2nd Quarter 2011	$53.00	$44.36	$0.5825 (paid August 19, 2011)
3rd Quarter 2011	$51.34	$41.32	$0.610 (paid November 18, 2011)
4th Quarter 2011	$52.99	$40.24	$0.6375 (paid February 17, 2012)

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

Since we own MGP, our financial statements reflect the consolidated results of the ARLP Partnership. The amount of earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us is reflected as a noncontrolling interest in our consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as noncontrolling interests, (b) additional general and administrative costs and taxes attributable to us, and (c) debt and interest expense attributable to borrowings under our credit facility. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly-traded partnership and amounts paid to Alliance Coal under an Administrative Services Agreement in addition to amounts paid to AGP under our partnership agreement.

Our historical financial data below were derived from the AHGP Partnership’s audited consolidated financial statements as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

(in millions, except unit, per unit and per ton data)	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of Income
Sales and operating revenues:
Coal sales	$1,786.1	$1,551.5	$1,163.9	$1,093.1	$960.3
Transportation revenues	31.9	33.6	45.7	44.7	37.7
Other sales and operating revenues	25.2	24.6	21.0	18.3	35.0

Total revenues	1,843.2	1,609.7	1,230.6	1,156.1	1,033.0

Expenses:
Operating expenses (excluding depreciation, depletion and amortization)	1,131.8	1,009.9	797.6	801.9	685.1
Transportation expenses	31.9	33.6	45.7	44.7	37.7
Outside coal purchases	54.3	17.1	7.5	23.8	22.0
General and administrative	55.0	54.2	42.9	38.9	36.7
Depreciation, depletion and amortization	160.3	146.9	117.5	105.3	85.3
Gain from sale of coal reserves	—	—	—	(5.2)	—
Net gain from insurance settlement and other (1)	—	—	—	(2.8)	(11.5)

Total operating expenses	1,433.3	1,261.7	1,011.2	1,006.6	855.3

Income from operations	409.9	348.0	219.4	149.5	177.7
Interest expense (net of interest capitalized)	(22.0)	(30.1)	(30.8)	(22.1)	(11.6)
Interest income	0.4	0.2	1.1	3.7	1.7
Equity in loss of affiliates, net	(3.4)	—	—	—	—
Other income	1.0	0.9	1.2	0.9	1.4

Income before income taxes	385.9	319.0	190.9	132.0	169.2
Income tax expense (benefit)	(0.4)	1.7	0.7	(0.5)	1.7

Net income	386.3	317.3	190.2	132.5	167.5
Income attributable to noncontrolling interests	(172.2)	(143.0)	(76.0)	(51.3)	(79.6)

Net income attributable to Alliance Holdings GP, L.P. (“AHGP”)	$214.1	$174.3	$114.2	$81.2	$87.9

Basic and diluted net income of AHGP per limited partner unit	$3.58	$2.91	$1.91	$1.36	$1.47

Distributions paid per limited partner unit	$2.275	$1.90	$1.685	$1.3175	$1.03

Weighted average number of units outstanding-basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000	59,863,000

Balance Sheet Data:
Working capital	$271.7	$350.8	$56.9	$240.8	$26.0
Total assets	1,734.5	1,504.1	1,054.3	1,032.6	702.5
Long-term obligations (2)	688.5	704.2	422.5	440.8	137.1
Total liabilities (3)	1,108.3	1,046.9	731.6	741.5	384.6
Partners’ capital (3)	$626.2	$457.2	$322.7	$291.2	$317.8
Other Operating Data:
Tons sold	31.9	30.3	25.0	27.2	24.7
Tons produced	30.8	28.9	25.8	26.4	24.3
Revenues per ton sold (4)	$56.73	$52.02	$47.40	$40.86	$40.30
Cost per ton sold (5)	$38.87	$35.68	$33.92	$31.78	$30.11
Other Financial Data:
Net cash provided by operating activities	$576.1	$517.0	$280.8	$259.3	$241.6
Net cash used in investing activities	(401.1)	(295.0)	(320.1)	(184.1)	(178.7)
Net cash provided by (used in) financing activities	(235.8)	96.1	(183.7)	169.7	(98.2)
EBITDA (6)	567.8	495.8	338.2	255.7	264.4
Maintenance capital expenditures (7)	192.7	90.5	96.1	77.7	76.3

(1)	Represents the net gain from the final settlement in 2007 with the ARLP Partnership’s insurance underwriters for claims relating to a fire at the Dotiki mine and a fire at MC Mining (“MC Mining Fire Incident”), and a realized gain in 2008 of $2.8 million on settlement of the ARLP Partnership’s claim against the third party that provided security services at the time of the MC Mining Fire Incident.
(2)	Long-term obligations include long-term portions of debt and capital lease obligations.
(3)	On January 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-65 and 810-10-45-16, which amended accounting and reporting standards for noncontrolling ownership interests in subsidiaries. As a result of the adoption of the FASB ASC 810-10-65 and 810-10-45-16 amendments, noncontrolling ownership interest in consolidated subsidiaries is now presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests.
(4)	Revenues per ton sold are based on the total of coal sales and other sales and operating revenues divided by tons sold.
(5)	Cost per ton sold is based on the total of operating expenses, outside coal purchases and general and administrative expenses divided by tons sold.
(6)	EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles (“GAAP”) and is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, interest expense, interest income and depreciation, depletion and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. Our method of computing EBITDA may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by us in different contexts (e.g. public reporting versus computation under financing agreements).

The following table presents a reconciliation of (a) GAAP “Cash Flows Provided by Operating Activities” to a non-GAAP EBITDA and (b) non-GAAP EBITDA to GAAP net income (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Cash flows provided by operating activities	$576,105	$517,025	$280,802	$259,311	$241,552
Non-cash compensation expense	(6,417)	(4,051)	(3,582)	(3,931)	(3,925)
Asset retirement obligations	(2,546)	(2,579)	(2,678)	(2,827)	(2,419)
Coal inventory adjustment to market	(386)	(498)	(3,030)	(452)	(21)
Equity in loss of affiliates, net	(3,404)	—	—	—	—
Net gain (loss) on foreign currency exchange	—	(274)	653	—	—
Net gain (loss) on sale of property, plant and equipment	634	(234)	(136)	911	3,189
Gain on sale of coal reserves	—	—	—	5,159	—
Gain from insurance recoveries for property damage	—	—	—	—	2,357

Gain from insurance settlement proceeds received in a prior period	—	—	—	—	5,088
Loss on retirement of vertical hoist conveyor system	—	(1,204)	—	—	—
Other	(1,488)	(1,448)	(537)	(366)	(811)
Net effect of working capital changes	(15,820)	(42,555)	36,208	(19,971)	7,789
Interest expense, net	21,574	29,858	29,781	18,369	9,928
Income tax expense (benefit)	(430)	1,742	709	(480)	1,670

EBITDA	567,822	495,782	338,190	255,723	264,397
Depreciation, depletion and amortization	(160,335)	(146,881)	(117,524)	(105,278)	(85,310)
Interest expense, net	(21,574)	(29,858)	(29,781)	(18,369)	(9,928)
Income tax (expense) benefit	430	(1,742)	(709)	480	(1,670)

Net income	$386,343	$317,301	$190,176	$132,556	$167,489

(7)	The ARLP Partnership’s maintenance capital expenditures, as defined under the terms of its partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of its capital assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

The AHGP Partnership

We have no operating activities apart from those conducted by the ARLP Partnership, and our cash flows currently consist of distributions from ARLP on our ARLP partnership interests, including the IDRs that we own. We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership’s financial results and the results of our other subsidiaries. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP are reflected as a noncontrolling interest in our consolidated income statement and balance sheet. Accordingly, the noncontrolling partners’ interest in the ARLP Partnership’s net income is reflected as reduction of consolidated net income in our results of operations to arrive at net income attributable to AHGP. In addition to the ARLP Partnership, our historical consolidated results of operations include the results of operations of MGP, our wholly-owned subsidiary.

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

The ARLP Partnership

The ARLP Partnership is a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users. In 2011, it produced 30.8 million tons of coal and it sold 31.9 million tons. The coal it produced in 2011 was approximately 8.1% low-sulfur coal, 19.2% medium-sulfur coal and 72.7% high-sulfur coal. The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

The ARLP Partnership operates ten underground mining complexes including the new Tunnel Ridge mine in West Virginia, and at December 31, 2011, had approximately 911.4 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. Approximately 204.9 million tons of those reserves are leased to White Oak. For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 11. White Oak Transactions.” The ARLP Partnership believes it controls adequate reserves to implement its currently contemplated mining plans. The ARLP Partnership is constructing a new mine in southern Indiana, operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana and is purchasing and funding development of reserves, constructing surface facilities and making equity investments in White Oak’s new mining complex in southern Illinois. Please see “Item 1. Business—Mining Operations” for further discussion of the ARLP Partnership mines.

As discussed in more detail in “Item 1A. Risk Factors,” the ARLP Partnership's results of operations could be impacted by prices for fuel, steel, explosives and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments. The ARLP Partnership’s results of operations also could be impacted by its ability to obtain and renew permits necessary for its operations, secure or acquire coal reserves, or find replacement buyers for coal under contracts with comparable terms to existing contracts. Moreover, the regulatory environment has grown increasingly stringent in recent years. As outlined in “Item 1. Business—Regulation and Laws” a variety of measures taken by regulatory agencies in the U.S. and abroad in response to the perceived threat from climate change attributed to greenhouse gas emissions could substantially increase compliance costs for the ARLP Partnership and its customers and reduce demand for coal, which could materially and adversely impact the ARLP Partnership’s results of operations. For additional information regarding some of the risks and uncertainties that affect the ARLP Partnership's business and the industry in which it operates, see “Item 1A. Risk Factors.”

The ARLP Partnership’s principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes. Unlike many of the ARLP Partnership’s competitors in the eastern U.S., it employs a totally union-free workforce. Many of the benefits of the ARLP Partnership’s union-free workforce are related to higher productivity and are not necessarily reflected in direct costs. In addition, while the ARLP Partnership does not pay its customers’ transportation costs, they may be substantial and are often the determining factor in a coal consumer’s contracting decision. The ARLP Partnership's mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern U.S. The River View and Tunnel Ridge mines and Mt. Vernon transloading facility are located on the Ohio River, and as indicated in “Item 2. Properties”, most of the ARLP Partnership’s operations have access to barge facilities.

We have five reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia, White Oak and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern U.S. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments. The White Oak segment includes the ARLP Partnership’s activities associated with the White Oak longwall Mine No. 1 development project in southern Illinois. These activities currently encompass an equity investment in White Oak, the purchase, leaseback and funding of development of the White Oak coal reserves and the construction and operation of surface facilities.

•

Illinois Basin segment is comprised of Webster County Coal’s Dotiki mining complex, Gibson mining complex, which includes the Gibson North mine and the Gibson South project, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior’s mining complex, River View’s mining complex, which initiated operations in 2009, the Sebree property and certain properties of Alliance Resource Properties and ARP Sebree, LLC. On July 25, 2011, the ARLP Partnership’s board of directors of its managing general partner approved development of the Gibson South mine, which is currently underway. The ARLP Partnership is in the process of permitting the Sebree property for future mine development. For more information on the permitting process, and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals.”

•	Central Appalachian segment is comprised of Pontiki’s and MC Mining’s mining complexes.

•

Northern Appalachian segment is comprised of Mettiki (MD)’s mining complex, Mettiki (WV)’s Mountain View mining complex, two small third-party mining operations (one of which ceased operations in July 2011), the Tunnel Ridge mine and the Penn Ridge property. In May 2010, incidental production began from mine development activities at Tunnel Ridge; however, longwall production is not anticipated until the second quarter of 2012. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development. For more information on the permitting process and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals.”

•

White Oak segment is comprised of Alliance WOR Properties, LLC (“WOR Properties”) and WOR Processing. WOR Processing includes both the ARLP Partnership’s surface operations at White Oak currently under construction and its equity investment in White Oak. WOR Properties owns and controls the coal reserves acquired from White Oak, leases the reserves back to White Oak and is committed to certain funding of future development of these reserves by White Oak. The White Oak reportable segment will also include loans made in the future to White Oak for the construction of certain surface facilities and financing for acquisition of mining equipment. For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 11. White Oak Transactions” of this Annual Report on Form 10-K.

•

Other and Corporate segment includes ARLP Partnership and AHGP marketing and administrative expenses, Matrix Group, the Mt. Vernon dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in MAC and certain properties of Alliance Resource Properties.

How the ARLP Partnership Evaluates its Performance

The ARLP Partnership’s management uses a variety of financial and operational measurements to analyze its performance. Primary measurements include the following: (1) raw and saleable tons produced per unit shift; (2) coal sales price per ton; (3) Segment Adjusted EBITDA Expense per ton; (4) EBITDA; and (5) Segment Adjusted EBITDA.

Raw and Saleable Tons Produced per Unit Shift. The ARLP Partnership reviews raw and saleable tons produced per unit shift as part of its operational analysis to measure the productivity of its operating segments which is significantly influenced by mining conditions and the efficiency of its preparation plants. A discussion of mining conditions and preparation plant costs are found below under “—Analysis of Historical Results of Operations” and therefore provides implicit analysis of raw and saleable tons produced per unit shift.

Coal Sales Price per Ton. The ARLP Partnership defines coal sales price per ton as total coal sales divided by tons sold. The ARLP Partnership reviews coal sales price per ton to evaluate marketing efforts and for market demand and trend analysis.

Segment Adjusted EBITDA Expense per Ton. The ARLP Partnership defines Segment Adjusted EBITDA Expense per ton (a non-GAAP financial measure) as the sum of operating expenses, outside coal purchases and other income divided by total tons sold. The ARLP Partnership reviews segment adjusted EBITDA expense per ton for cost trends.

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

Sources of the ARLP Partnership’s Revenues

In 2011, approximately 90.6% of the ARLP Partnership’s sales tonnage was purchased by electric utilities, with the balance sold to third-party resellers and industrial consumers. In 2011, approximately 92.2% of the ARLP Partnership’s sales tonnage, including approximately 95.6% of its medium- and high-sulfur coal sales tonnage, was sold under long-term contracts. The balance of the ARLP Partnership’s sales was made in the spot market. The ARLP Partnership’s long-term contracts contribute to its stability and profitability by providing greater predictability of sales volumes and sales prices. In 2011, approximately 95.0% of the ARLP Partnership’s medium- and high-sulfur coal was sold to utility plants with installed pollution control devices. These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.

Health Care Reform

On March 23, 2010, President Obama signed into law the PPACA. Additionally, on March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. Implementation of the PPACA and the Health Care and Education Reconciliation Act (collectively, the “Health Care Act”) will result in comprehensive changes to health care in the U.S. Implementation of this legislation is planned to occur in phases, with standard plan changes already taking effect and extending through 2018.

The Health Care Act continues to have implications on benefit plan eligibility, coverage requirements, and benefit standards and limitations. In the long term, the ARLP Partnership plan’s health care costs are expected to increase for various reasons due to the Health Care Act, including the potential impact of an excise tax on “high cost” plans (beginning in 2018), among other standard requirements. The ARLP Partnership has chosen not to “grandfather” its health care plan as allowed under the Health Care Act. This decision allows the ARLP Partnership to make benefit modifications that encourage participants to use high-value, lower-cost medical-care options such as on-site medical services, generic preferred medications, and urgent-care centers instead of emergency rooms.

The ARLP Partnership anticipates that certain government agencies will provide additional regulations or interpretations concerning the application of the Health Care Act and reporting required thereunder. In addition, various states, and numerous organizations and individual persons, have filed actions in federal court challenging the constitutionality of PPACA with varying results. The U.S. Supreme Court has agreed to review the suits. Until these regulations or interpretations are published, the ARLP Partnership is unable to reasonably estimate the further impact of such federal mandate requirements on its future health care costs.

The Health Care Act also amended previous legislation related to coal workers’ pneumoconiosis, or black lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to the ARLP Partnership’s current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to the ARLP Partnership’s black lung obligation at December 31, 2010. This increase to the ARLP Partnership’s obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as the ARLP Partnership does not have sufficient information to determine what, if any, claims will be filed until regulations are issued or claim development patterns are identified through future litigation of claims. The issuance of these regulations, if any, is currently uncertain and may take place over the next several years.

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act gives regulators new resolution authority, creates a new council to monitor and address systemic risk, changes the mandate of the Federal Reserve, imposes significant new regulations on banking organizations, makes significant changes to the rules that affect the process of financing business enterprises and creates a new governmental authority, the Bureau of Consumer Financial Protection, to regulate retail financial products and services, among many other provisions.

The additional regulations imposed by the Dodd-Frank Act on financial institutions may result in increased costs associated with future borrowings and decreased availability of credit. However, we are presently unable to determine the significance of any potential increase in our borrowing costs or potential liquidity constraints, if any. The Dodd-Frank Act also requires public mining companies to report certain safety information regarding citations, penalties and pending legal actions as an exhibit included with each periodic report filed with the SEC and to file Current Reports on Form 8-K for certain compliance matters.

Analysis of Historical Results of Operations

2011 Compared with 2010

We reported record net income of $386.3 million in 2011 compared to $317.3 million in 2010. This increase of $69.0 million was principally due to increased tons sold and improved contract pricing resulting in an average coal sales price of $55.95 per ton sold, as compared to $51.21 per ton sold in 2010. The ARLP Partnership sold 31.9 million tons and produced 30.8 million tons in 2011 compared to 30.3 million tons sold and 28.9 million tons produced in 2010. This increase in tons sold and produced primarily reflects increased production from the River View mine and the resumption of full production at the Pattiki mine in early 2011, as well as expanded coal brokerage activity. Higher operating expenses during 2011 resulted primarily from increased sales and production volumes, which particularly impacted materials and supplies expenses, sales-related expenses, maintenance costs and labor costs. Increased operating expenses also reflect increased incidental production at the Tunnel Ridge mine and higher outside coal purchases.

	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)		(per ton sold)
Tons sold	31,925	30,295	N/A	N/A
Tons produced	30,753	28,860	N/A	N/A
Coal sales	$1,786,089	$1,551,539	$55.95	$51.21
Operating expenses and outside coal purchases	$1,186,030	$1,027,013	$37.15	$33.90

Coal sales. Coal sales increased 15.1% to $1.8 billion in 2011 from $1.6 billion in 2010. The increase of $234.6 million reflected the benefit of higher average coal sales prices (contributing $151.2 million in coal sales) and increased tons sold (contributing $83.4 million in additional coal sales). Average coal sales price increased $4.74 per ton sold in 2011 to $55.95 per ton compared to $51.21 per ton in 2010, primarily as a result of improved contract pricing across all regions.

Operating expenses and outside coal purchases. Operating expenses and outside coal purchases increased 15.5% to $1.2 billion in 2011 from $1.0 billion in 2010 primarily due to record coal sales and production volumes. On a per ton basis, operating expenses and outside coal purchases increased 9.6% to $37.15 per ton sold. In addition to the impact of record volumes, operating expenses were impacted by various other factors, the most significant of which are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 10.0% to $12.07 per ton in 2011 from $10.97 per ton in 2010. The increase of $1.10 per ton represents increased labor costs at the Illinois Basin mines and the Mettiki mine, as well as higher mine development labor and benefits at the Tunnel Ridge mine, partially offset by increased production at the River View, Pattiki and MC Mining mines;

•

Workers’ compensation expenses per ton produced increased to $0.79 per ton in 2011 from $0.72 per ton in 2010. The increase of $0.07 per ton primarily reflected a non-cash charge that resulted from a decrease in the discount rate to 3.75% at the end of 2011 from 4.70% at the end of 2010;

•

Material and supplies expenses per ton produced increased 16.2% to $12.26 per ton in 2011 from $10.55 per ton in 2010. The increase of $1.71 per ton resulted from increased costs for certain products and services, primarily roof support (increase of $0.57 per ton), outside services and contract labor used in the mining process (increase of $0.44 per ton), power and fuel used in the mining process (increase of $0.27 per ton), certain safety related materials and supplies (increase of $0.17 per ton) and ventilation (increase of $0.14 per ton), in addition to the cost impact resulting from heightened regulatory oversight;

•

Maintenance expenses per ton produced increased 15.4% to $4.19 per ton in 2011 from $3.63 per ton in 2010. The increase of $0.56 per produced ton was primarily due to higher maintenance costs on continuous miners and shuttle cars in the Illinois Basin and Northern Appalachian regions, increased longwall maintenance costs at the Mettiki mine and higher costs in other various categories;

•

Mine administration expenses increased $6.3 million in 2011 compared to 2010, primarily due to higher regulatory costs, insurance costs and increased components expense associated with safety equipment sales by Matrix Group;

•

Contract mining expenses decreased $1.3 million in 2011 compared to 2010. The decrease primarily reflects the permanent closure of one third-party mining operation in the Northern Appalachian region during July 2011;

•

Production taxes and royalties (which were incurred as a percentage of coal sales or based on coal volumes) increased $0.34 per produced ton sold in 2011 compared to 2010, primarily as a result of increased average coal sales prices across all regions;

•

Operating expenses per ton sold for 2011 benefited, compared to 2010, from lower sales of beginning-of-the- year coal inventory, which typically bears a seasonally higher cost per ton. Beginning of the year coal inventories were 0.3 million tons and 1.3 million tons for 2011 and 2010, respectively;

•

Operating expenses in 2010 included $1.2 million for the retirement of certain assets resulting from the failure of the vertical hoist conveyor system at the Pattiki mine. For more information, please read "Part II. Item 8. Financial Statements – Note 3. Pattiki Vertical Hoist Conveyor System Failure in 2010" of this Annual Report on Form 10-K; and

•

Outside coal purchases increased to $54.3 million in 2011 from $17.1 million in 2010. The increase of $37.2 million was primarily attributable to increased coal brokerage activity as well as Mettiki’s higher tons and cost per ton of coal purchased, both in 2011.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services. Other sales and operating revenues increased to $25.2 million in 2011 from $24.6 million in 2010. The increase of $0.6 million was primarily attributable to increased Matrix Design sales, partially offset by lower transloading revenues.

General and administrative. General and administrative expenses in 2011 increased to $55.0 million compared to $54.2 million in 2010. The increase of $0.8 million was primarily attributable to higher salary and benefit costs related to increased staffing levels.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased to $160.3 million in 2011 compared to $146.9 million in 2010. The increase of $13.4 million was primarily attributable to additional depreciation expense associated with the River View mine, infrastructure and equipment expenditures at the Dotiki mine and capital expenditures related to various infrastructure improvements and efficiency projects at other mining operations.

Interest expense. Interest expense, net of capitalized interest, decreased to $22.0 million in 2011 from $30.1 million in 2010. The decrease of $8.1 million was principally attributable to a nonrecurring adjustment to capitalized interest and reduced interest expense resulting from annual principal repayments made during August 2011 and 2010 of $18.0 million on the ARLP Partnership’s original senior notes issued in 1999, partially offset by increased interest expense resulting from its $300 million term loan, which was completed in the fourth quarter of 2010 and is discussed in more detail below under “—Debt Obligations.” For more information on the nonrecurring adjustment to capitalized interest, please read “Item 8. Financial Statements and Supplementary Data—Note 21. Selected Quarterly Financial Data (Unaudited)” of this Annual Report on Form 10-K.

Equity in loss of affiliates, net. Equity in loss of affiliates, net includes the ARLP Partnership’s new equity investments in White Oak and MAC. For 2011, equity in loss of affiliates was $3.4 million, which was primarily attributable to losses allocated to the ARLP Partnership due to the equity investment in White Oak.

Transportation revenues and expenses. Transportation revenues and expenses each decreased to $31.9 million in 2011 from $33.6 million in 2010. The decrease of $1.7 million was primarily attributable to reduced tonnage in 2011 for which the ARLP Partnership arranged the transportation compared to 2010 partially offset by an increase in average transportation rates. The cost of transportation services are passed through to its customers. Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Income tax expense (benefit). The income tax benefit was $0.4 million in 2011 compared to income tax expense of $1.7 million in 2010. Income taxes are primarily due to the operations of Matrix Design, which is owned by the ARLP Partnership’s subsidiary, Alliance Service, Inc. The income tax benefit was due to operating losses in 2011 from the Matrix Design operation.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate. The noncontrolling interest designated as affiliate represents SGP's 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as non-affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The net income attributable to noncontrolling interest was $172.2 million and $143.0 million in 2011 and 2010, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above.

Segment Information. Our 2011 Segment Adjusted EBITDA increased 13.2% to $622.8 million from 2010 Segment Adjusted EBITDA of $550.0 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2011	2010
Segment Adjusted EBITDA
Illinois Basin	$505,113	$460,592	$44,521	9.7%
Central Appalachia	53,729	36,714	17,015	46.3%
Northern Appalachia	62,395	46,702	15,693	33.6%
White Oak	(4,407)	—	(4,407)	(1)
Other and Corporate	5,983	5,989	(6)	(0.1)%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (2)	$622,813	$549,997	$72,816	13.2%

Tons sold
Illinois Basin	25,561	24,763	798	3.2%
Central Appalachia	2,548	2,221	327	14.7%
Northern Appalachia	3,277	3,256	21	0.6%
White Oak	—	—	—	—
Other and Corporate	539	55	484	(1)
Elimination	—	—	—	—

Total tons sold	31,925	30,295	1,630	5.4%

Coal sales
Illinois Basin	$1,289,590	$1,176,275	$113,315	9.6%
Central Appalachia	204,673	164,834	39,839	24.2%
Northern Appalachia	262,286	207,057	55,229	26.7%
White Oak	—	—	—	—
Other and Corporate	29,540	3,373	26,167	(1)
Elimination	—	—	—	—

Total coal sales	$1,786,089	$1,551,539	$234,550	15.1%

Other sales and operating revenues
Illinois Basin	$1,638	$1,357	$281	20.7%
Central Appalachia	157	199	(42)	(21.1)%
Northern Appalachia	3,427	3,520	(93)	(2.6)%
White Oak	—	—	—	—
Other and Corporate	35,121	41,359	(6,238)	(15.1)%
Elimination	(15,168)	(21,815)	6,647	30.5%

Total other sales and operating revenues	$25,175	$24,620	$555	2.3%

Segment Adjusted EBITDA Expense
Illinois Basin	$786,116	$717,040	$69,076	9.6%
Central Appalachia	151,101	128,318	22,783	17.8%
Northern Appalachia	203,317	163,876	39,441	24.1%
White Oak	155	—	155	(1)
Other and Corporate	59,526	38,743	20,783	53.6%
Elimination	(15,168)	(21,815)	6,647	30.5%

Total Segment Adjusted EBITDA Expense (3)	$1,185,047	$1,026,162	$158,885	15.5%

(1)	Percentage increase or decrease was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, and depreciation, depletion and amortization. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses, which are discussed above under “—Analysis of Historical Results of Operations,” from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2011	2010
Segment Adjusted EBITDA	$622,813	$549,997

General and administrative	(54,991)	(54,215)
Depreciation, depletion and amortization	(160,335)	(146,881)
Interest expense, net	(21,574)	(29,858)
Income tax (expense) benefit	430	(1,742)

Net income	$386,343	$317,301

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and, consequently, it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments. In the ARLP Partnership's evaluation of EBITDA, which is discussed above under “—How the ARLP Partnership Evaluates its Performance,” Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management of the ARLP Partnership to focus solely on the evaluation of segment operating performance as it primarily relates to operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2011	2010
Segment Adjusted EBITDA Expense	$1,185,047	$1,026,162

Outside coal purchases	(54,280)	(17,078)
Other income	983	851

Operating expense (excluding depreciation, depletion and amortization)	$1,131,750	$1,009,935

Illinois Basin – Segment Adjusted EBITDA increased 9.7% to $505.1 million in 2011 from $460.6 million in 2010. The increase of $44.5 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $50.45 per ton during 2011 compared to $47.50 per ton in 2010, as well as increased tons sold, which increased 3.2% to 25.6 million tons sold in 2011. Coal sales increased 9.6% to $1.3 billion in 2011 compared to $1.2 billion in 2010. The increase of $0.1 billion reflects the increase in average coal sales price discussed above and increased tons produced and sold from expansion of production capacity at the River View mine and resumption of full production at the Pattiki mine in the first quarter of 2011, offset partially by difficult mining conditions at the Dotiki and Warrior mines. Total Segment Adjusted EBITDA Expense in 2011 increased 9.6% to $786.1 million from $717.0 million in 2010, an increase of $1.79 per ton sold to $30.75 from $28.96 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, as well as lower production at the Dotiki and Warrior mines due to difficult mining conditions and weather related disruptions at the Gibson North mine. The per ton increases were partially offset by higher production at the River View and Pattiki mines in 2011 and the impact on 2010 of a $1.2 million loss on the retirement of certain assets related to the failed vertical hoist conveyor system at its Pattiki mine. For more information on Pattiki, please read “Item 8. Financial Statements and Supplementary Data—Note 3. Pattiki Vertical Hoist Conveyor System Failure in 2010” of this Annual Report on Form 10-K.

Central Appalachia – Segment Adjusted EBITDA increased 46.3% to $53.7 million in 2011, compared to $36.7 million in 2010. The increase of $17.0 million was primarily attributable to increased tons sold, which increased 14.7% to 2.5 million tons sold in 2011, as well as improved contract pricing resulting in a higher average coal sales price of $80.34 per ton sold during 2011 compared to $74.19 per ton sold in 2010. Total Segment Adjusted EBITDA Expense during 2011 increased 17.8% to $151.1 million from $128.3 million during 2010, an increase of $1.55 per ton sold to $59.31 from $57.76 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, particularly the impact of increasingly stringent regulatory compliance which caused the idling of the Pontiki mine for approximately 24 consecutive days in the fourth quarter of 2011.

Northern Appalachia – Segment Adjusted EBITDA increased to $62.4 million in 2011, compared to $46.7 million in 2010. The increase of $15.7 million was primarily attributable to improved contract pricing in the export coal markets resulting in a higher average sales price of $80.05 per ton sold in 2011 compared to $63.60 per ton sold in 2010. Segment Adjusted EBITDA Expense for 2011 increased 24.1% to $203.3 million from $163.9 million in 2010, an increase of $11.71 per ton sold to $62.05 from $50.34 per ton sold, primarily as a result of increased cost per ton of coal purchased for sale, additional longwall move days at the Mettiki mine in 2011 compared to 2010 and lower coal recoveries due to adverse geologic conditions, as well as the other cost increases described above under consolidated operating expenses, including expenses related to the Tunnel Ridge mine.

White Oak – Segment Adjusted EBITDA was $(4.4) million in 2011 primarily due to losses allocated to the ARLP Partnership due to its new equity interest in White Oak.

Other and Corporate – Tons sold increased to 0.5 million tons during 2011 due to increased coal brokerage activity compared to 2010. Other sales and operating revenues decreased 15.1% to $35.1 million for 2011 compared to $41.4 million for 2010. The decrease of $6.2 million was primarily attributable to lower Matrix Group safety equipment sales. Segment Adjusted EBITDA Expense increased 53.6% to $59.5 million for 2011, primarily due to increased coal brokerage activities and increased component expenses and research costs associated with services revenue and safety equipment sales by Matrix Group.

2010 Compared with 2009

We reported net income of $317.3 million in 2010, an increase of 66.8% compared to net income of $190.2 million in 2009. This increase of $127.1 million was principally due to increased tons sold and improved contract pricing resulting in an average coal sales price of $51.21 per ton sold, as compared to $46.60 per ton sold in 2009. The ARLP Partnership sold 30.3 million tons and produced 28.9 million tons in 2010 compared to 25.0 million tons sold and 25.8 million tons produced in 2009. This increase in tons sold and produced primarily reflects increased production from the River View mine and resulted in higher operating expenses during 2010, particularly impacting materials and supplies expenses, sales-related expenses and labor and labor-related expenses. Expenses were further impacted by increased depreciation, depletion and amortization.

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

Operating expenses. Operating expenses increased 26.6% to $1.0 billion in 2010 from $797.5 million in 2009 primarily due to record coal sales and production volumes. Increased River View production and Tunnel Ridge development combined to increase certain operating expenses $109.0 million during 2010 compared to 2009 and are generally included in the variances discussed further below. In addition to the impact of record volumes, operating expenses were impacted by various other factors, the most significant of which are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 1.0% to $10.97 per ton in 2010 from $11.08 per ton in 2009. The decrease of $0.11 per ton was primarily attributable to lower labor cost per ton resulting from production at the River View mine, a decrease in the cost of training new employees in the Illinois Basin and lower pension plan expense, partially offset by increased mine development labor at the Tunnel Ridge mine, heightened regulatory oversight, particularly at the Central Appalachian mines, and production disruptions at the Dotiki, Gibson and Pattiki mines during 2010;

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

•

Material and supplies expenses per ton produced increased 9.7% to $10.55 per ton in 2010 from $9.62 per ton in 2009. The increase of $0.93 per ton resulted from increased costs for certain products and services, primarily roof support (increase of $0.22 per ton), outside services expenses (increase of $0.19 per ton), power and fuel used in the mining process (increase of $0.17 per ton), contract labor used in the mining process (increase of $0.12 per ton) and rock dust (increase of $0.09 per ton) in addition to the cost impact resulting from heightened regulatory oversight;

•

Maintenance expenses per ton produced decreased 1.1% to $3.63 per ton in 2010 from $3.67 per ton in 2009. The decrease of $0.04 per ton resulted primarily from the benefit of newer equipment and increased production at the River View mining complex, partially offset by higher maintenance at the Mettiki mine reflecting increased longwall and continuous mining run days and higher maintenance costs at the Tunnel Ridge mine;

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

•

Operating expenses increased due to a reduction in coal inventory of 1.0 million tons in 2010 reflecting higher coal sales, in comparison to 2009 during which coal inventory increased 1.1 million tons; and

•

Operating expenses in 2010 included $1.2 million for the retirement of certain assets resulting from the failure of the vertical hoist conveyor system at the Pattiki mine. For more information, please read “Part II. Item 8. Financial Statements – Note 3. Pattiki Vertical Hoist Conveyor System Failure in 2010” of this Annual Report on Form 10-K.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC (in 2009 only), Matrix Design and other outside services. Other sales and operating revenues increased to $24.6 million in 2010 from $21.0 million in 2009. The increase of $3.6 million was primarily attributable to increased Matrix Design product sales, partially offset by lower transloading revenues and decreased rock dust revenues reflecting the deconsolidation of MAC.

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased to $146.9 million in 2010 compared to $117.5 million in 2009. The increase of $29.4 million was primarily attributable to additional depreciation expense associated with the River View mine in addition to continuing capital expenditures related to infrastructure improvements and efficiency projects.

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

Income tax expense. Income tax expense increased to $1.7 million in 2010 from $0.7 million in 2009. The increase of $1.0 million was primarily due to higher net income in 2010 from the Matrix Design operation.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate and a third party ownership interest in MAC (MAC in 2009 only). The noncontrolling interest designated as affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership. The noncontrolling interest designated as non-affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The noncontrolling interest designated as MAC in 2009 represents a 50% third-party interest in MAC. The net income attributable to noncontrolling interest was $143.0 million and $76.0 million in 2010 and 2009, respectively. The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above.

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

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses, which are discussed above under “—Analysis of Historical Results of Operations,” from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2010	2009
Segment Adjusted EBITDA	$549,997	$381,065

General and administrative	(54,215)	(42,875)
Depreciation, depletion and amortization	(146,881)	(117,524)
Interest expense, net	(29,858)	(29,781)
Income tax expense	(1,742)	(709)

Net income	$317,301	$190,176

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and, consequently, it does not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments. In the ARLP Partnership’s evaluation of EBITDA, which is discussed above under “—How the ARLP Partnership Evaluates its Performance,” Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management of the ARLP Partnership to focus solely on the evaluation of segment operating performance as it primarily relates to operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

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

Illinois Basin – Segment Adjusted EBITDA increased 46.0% to $460.6 million in 2010 from $315.5 million in 2009. The increase of $145.1 million was primarily attributable to increased tons sold, which increased 26.0% to 24.8 million tons sold in 2010, as well as improved contract pricing resulting in a higher average coal sales price of $47.50 per ton during 2010 compared to $43.08 per ton in 2009. Coal sales increased 38.9% to $1.2 billion in 2010 compared to $846.9 million in 2009. The increase of $329.3 million primarily reflects increased sales from the River View mine (which commenced operations in August of 2009 and continued to expand production during 2010), increased sales from coal inventories in the region and the negative impact of weather disruptions in 2009 at the Dotiki, Warrior and Elk Creek mines, partially offset by production disruptions at its Dotiki, Gibson and Pattiki mines during 2010. Total Segment Adjusted EBITDA Expense in 2010 increased 34.6% to $717.0 million from $532.5 million in 2009, an increase of $1.87 per ton sold to $28.96 from $27.09 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses as well as a $1.2 million loss on the retirement of certain assets related to the failure of the vertical hoist conveyor system at the Pattiki mine, the aforementioned production disruptions at the Dotiki, Gibson and Pattiki mines and increased sales from coal inventories in the region. For more information on the Pattiki mine, please read "Part II. Item 8. Financial Statements – Note 3. Pattiki Vertical Hoist Conveyor System Failure in 2010" of this Annual Report on Form 10-K.

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

Northern Appalachia – Segment Adjusted EBITDA increased to $46.7 million in 2010, compared to $15.6 million in 2009. The increase of $31.1 million was primarily attributable to a higher average sales price of $63.60 per ton sold in 2010 compared to $51.28 per ton sold in 2009, and a 22.4% increase in tons sold to 3.3 million tons in 2010, both resulting from improved demand in the export coal markets, as well as the benefit of increased production days and additional contract miner production. Segment Adjusted EBITDA Expense for 2010 increased 32.0% to $163.9 million from $124.2 million in 2009, an increase of $3.66 on a per ton sold basis to $50.34 from $46.68 per ton sold, primarily as a result of higher coal sales volumes, higher costs associated with producing metallurgical quality coal, lower coal recoveries due to adverse geologic conditions, as well as other cost increases described above under consolidated operating expenses, including non-capitalized costs incurred related to the Tunnel Ridge mine.

Other and Corporate – Segment Adjusted EBITDA decreased to $6.0 million in 2010 from $9.2 million in 2009. The decrease of $3.2 million was primarily attributable to the impact of the deconsolidation of MAC effective January 1, 2010, lower EBITDA associated with Matrix Group safety equipment sales to the ARLP Partnership’s other subsidiaries (which are eliminated upon consolidation), a loss in 2010 compared to a gain in 2009 associated with United Kingdom ("UK") currency previously held for equipment purchases from a UK supplier and lower Mt. Vernon outside transloading revenues and affiliate administrative service revenues, partially offset by higher EBITDA resulting from increased third-party safety equipment sales and services revenue at Matrix Design. Other sales and operating revenues increased 6.5% to $41.4 million for 2010 compared to $38.8 million for 2009. The increase of $2.6 million was primarily attributable to increased services revenue and sales of mine safety equipment by Matrix Group. Segment Adjusted EBITDA Expense increased 25.8% to $38.7 million for 2010, primarily due to increased expenses associated with higher services revenue and safety equipment sales by Matrix Group, higher coal brokerage expenses associated with increased brokerage coal sales offset in part by the impact of the deconsolidation of MAC mentioned above.

Pattiki Vertical Hoist Conveyor System Failure in 2010

On May 13, 2010, White County Coal’s Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. Operating expenses for the year ended December 31, 2010 include $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. As the loss on the vertical hoist conveyor system did not exceed the deductible under the ARLP Partnership’s commercial property (including business interruption) insurance policies, it did not recover any amounts under such policies.

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

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under revolving credit facilities. The ARLP Partnership believes that existing cash balances, future cash flows from operations, borrowings under revolving credit facilities, and cash provided from the issuance of debt or equity will be sufficient to meet its working capital requirements, anticipated capital expenditures, scheduled debt payments and distribution payments. The ARLP Partnership’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond its control. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows and sources of financing that it expects to have available, it does not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please see “Item 1A. Risk Factors.”

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. At December 31, 2011, the ARLP Partnership had funded $93.5 million related to these transactions and it expects to additionally fund approximately $306.5 million to $431.5 million over the next three to four years. The ARLP Partnership plans to utilize existing cash balances, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity to fund its commitments to the White Oak project. For more information on the White Oak transactions, please read “Part II. Item 8. Financial Statements and Supplementary Data – Note 11. White Oak Transactions” of this Annual Report on Form 10-K.

The ARLP Partnership’s current revolving credit facility matures on September 25, 2012. The ARLP Partnership is planning to access the bank markets in the near term. As part of its planning, the ARLP Partnership will evaluate its options in the debt capital markets to ensure it has sufficient liquidity and flexibility to execute its future plans. For more information on the ARLP Partnership’s current revolving credit facility, please see “—Debt Obligations” below.

Cash Flows

Cash provided by operating activities was $576.1 million in 2011 compared to $517.0 million in 2010. The increase in cash provided by operating activities was principally attributable to higher net income, an increase in the change in accounts payable in 2011 compared to 2010 and a decrease in the change in accounts receivable in 2011 compared to 2010. These increases in cash provided by operating activities were partially offset by an increase in inventory during 2011 as compared to a significant decrease during 2010.

Net cash used in investing activities was $401.1 million in 2011 compared to $295.0 million in 2010. The increase in cash used for investing activities was primarily attributable to the ARLP Partnership’s funding of investments related to the White Oak transactions during 2011 and higher mine infrastructure and equipment expenses at the Dotiki mine as well as increased capital expenditures at other mines, partially offset by decreases in capital expenditures at River View due to the addition of mining units during 2010 as well as timing differences in accounts payable and accrued liabilities compared to 2010.

Net cash used in financing activities was $235.8 million in 2011 compared to net cash provided by financing activities of $96.1 million in 2010. The decrease in cash provided by financing activities was primarily attributable to the proceeds from the $300 million term loan completed on December 29, 2010 (see “–Debt Obligations”) and increased distributions paid to partners in 2011.

The ARLP Partnership has various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated future asset retirement obligations costs, workers’ compensation and pneumoconiosis, capital projects and pension funding. The ARLP Partnership expects to fund these commitments with existing cash balances, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity. The following table provides details regarding the ARLP Partnership’s contractual cash obligations as of December 31, 2011 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$704,000	$18,000	$171,000	$370,000	$145,000
Future interest obligations(1)	139,016	34,024	61,199	29,285	14,508
Operating leases	4,321	1,752	1,192	734	643
Capital leases(2)	3,728	913	1,530	1,234	51
Purchase obligations for capital projects	161,943	161,943	—	—	—
Coal purchase commitments	37,541	37,541	—	—	—
Reclamation obligations(3)	143,616	1,506	2,400	17,142	122,568
Workers’ compensation and pneumoconiosis benefit(3)	319,295	15,013	22,517	18,614	263,151

	$1,513,460	$270,692	$259,838	$437,009	$545,921

(1)	Interest on variable-rate, long-term debt was calculated using rates elected by the ARLP Partnership at December 31, 2011 for the remaining term of outstanding borrowings.
(2)	Includes amounts classified as interest and maintenance cost.

(3)	Future commitments for reclamation obligations, workers’ compensation and pneumoconiosis are shown at undiscounted amounts. These obligations are primarily statutory, not contractual.

The ARLP Partnership expects to contribute $5.4 million to the defined benefit pension plan (“Pension Plan”) during 2012.

In addition to the above described capital expenditures related to the ARLP Partnership’s operating activities, it currently anticipates funding to White Oak during 2012 and 2013 approximately $248.1 million and $147.4 million, respectively, for reserve acquisitions, reserve development, construction of surface facilities, equipment financing and additional equity investment related to its participation in the White Oak Mine No.1 development project.

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

The ARLP Partnership uses a combination of surety bonds and letters of credit to secure its financial obligations for reclamation, workers' compensation and other obligations as follows as of December 31, 2011 (in thousands):

	Reclamation Obligation	Workers' Compensation Obligation	Other	Total
Surety bonds	$70,571	$39,924	$15,196	$125,691
Letters of credit	—	29,697	12,548	42,245

The ARLP Partnership’s continuing involvement in its unconsolidated affiliate, White Oak, will primarily consist of its support of the longwall mine currently under development in southern Illinois. The ARLP Partnership has committed to fund reserve acquisitions, reserve development, the construction of surface facilities, equipment financing and the purchase additional equity in White Oak. In addition, the ARLP Partnership incurred allocated losses related to its equity investment in White Oak of $4.3 million for the year ended December 31, 2011 and expects to incur further allocated losses on its equity investment in White Oak over the next twelve months as White Oak continues in the development stages of its operations. For more information on the White Oak transactions, please read “Part II. Item 8. Financial Statements and Supplementary Data – Note 11. White Oak Transactions” of this Annual Report on Form 10-K.

Capital Expenditures

Capital expenditures increased to $321.9 million in 2011 compared to $289.9 million in 2010. See our discussion of “Cash Flows” above concerning this increase in capital expenditures.

The ARLP Partnership currently projects average estimated annual maintenance capital expenditures over the next five years of approximately $5.50 per ton produced. The ARLP Partnership’s anticipated total capital expenditures for 2012 are estimated in a range of $400.0 to $425.0 million, excluding our White Oak commitments. In light of the significant infrastructure projects planned for 2012, estimated capital for operating necessities is expected to be approximately $7.50 per ton in 2012. Management anticipates funding 2012 capital requirements with the ARLP Partnership's December 31, 2011 cash and cash equivalents of $273.5 million, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity, as discussed below. The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability and cost of additional capital to the ARLP Partnership will depend upon prevailing market conditions, the market price of ARLP's common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

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

Debt Obligations

Alliance Holdings GP, L.P.

We previously maintained a $2.0 million revolving credit facility (“AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”), which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Mr. Craft. We had no borrowings under the AHGP Credit Facility during the year ended December 31, 2011. The AHGP Credit Facility expired on April 1, 2011 and was not renewed.

Alliance Resource Partners, L.P.

ARLP Credit Facility. The Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”) dated September 25, 2007, which matures September 25, 2012. The ARLP Credit Facility was decreased to $142.5 million of availability on October 6, 2010 due to a defaulting lender, as discussed below. On September 30, 2009, the Intermediate Partnership entered into Amendment No. 2 (the “Credit Amendment”) to the ARLP Credit Facility. The Credit Amendment increased the annual capital expenditure limits under the ARLP Credit Facility. The new limit, before carry forward considerations and exclusion of capital expenditures related to acquisitions, is $250.0 million for 2012. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit of the subsequent year. As a result, the capital expenditure limit for 2012 is approximately $460.0 million.

Pursuant to the Credit Amendment, the applicable margin for London Interbank Offered Rate borrowings under the ARLP Credit Facility was increased from a range of 0.625% to 1.150% (depending on the Intermediate Partnership’s leverage margin) to a range of 1.115% to 2.000%, and the annual commitment fee was increased from a range of 0.15% to 0.35% (also depending on the Intermediate Partnership’s leverage margin) to a range of 0.25% to 0.50%. In addition, the Credit Amendment includes certain changes relating to a “defaulting lender,” including changes which clarify that the overall ARLP Credit Facility commitment would be reduced by the commitment share of a defaulting lender but also provides the Intermediate Partnership with more flexibility in replacing a defaulting lender.

At December 31, 2011, the ARLP Partnership had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility as of December 31, 2011 and 2010. The ARLP Partnership utilizes the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. The ARLP Partnership incurs an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

The ARLP Credit Facility is underwritten by a syndicate of eleven financial institutions with no individual institution representing more than 11.9% of the $142.5 million revolving credit facility. In the event any financial institution in the ARLP Partnership’s syndicate does not fund its future borrowing requests, the ARLP Partnership's borrowing available under the ARLP Credit Facility would be reduced. The obligations of the lenders under the ARLP Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

ARLP Senior Notes. The Intermediate Partnership has $54.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in three remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”).

ARLP Series A Senior Notes. On June 26, 2008, the Intermediate Partnership entered into a Note Purchase Agreement (the “2008 Note Purchase Agreement”) with a group of institutional investors in a private placement offering. The Intermediate Partnership issued $205.0 million of Series A Senior Notes, which bear interest at 6.28% and mature on June 26, 2015 with interest payable semi-annually.

ARLP Series B Senior Notes. On June 26, 2008, the Intermediate Partnership issued under the 2008 Note Purchase Agreement $145.0 million of Series B Senior Notes, which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

ARLP Term Loan. On December 29, 2010, the Intermediate Partnership entered into a term loan agreement (the "ARLP Term Loan Agreement") with various financial institutions for a term loan (the "ARLP Term Loan") in the aggregate principal amount of $300 million. The ARLP Term Loan bears interest at a variable rate plus an applicable margin which fluctuates depending upon whether the ARLP Partnership elects the ARLP Term Loan (or a portion thereof) to bear interest on the Base Rate or the Eurodollar Rate (as defined in the ARLP Term Loan Agreement). The ARLP Partnership elected the Eurodollar Rate as of December 31, 2011 which, with applicable margin, was 2.3%. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the ARLP Term Loan Agreement. Upon a "change of control" (as defined in the ARLP Term Loan Agreement), the unpaid principal amount of the loan, all interest thereon and all other amounts payable under the ARLP Term Loan Agreement will become due and payable.

The net proceeds of the ARLP Term Loan have been used for the general corporate, business or working capital purposes of the Intermediate Partnership and its subsidiaries. The ARLP Partnership incurred debt issuance costs of approximately $1.4 million in 2010 associated with the ARLP Term Loan Agreement, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, ARLP Senior Notes, Series A and Series B Senior Notes (collectively, the "2008 Senior Notes") and the ARLP Term Loan Agreement (collectively, "ARLP Debt Arrangements") are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain the following: (i) debt to cash flow ratio of not more than 3.0 to 1.0 and (ii) cash flow to interest expense ratio of not less than 4.0 to 1.0 in both cases, during the four most recently ended fiscal quarters. The ARLP Credit Facility, Senior Notes and the 2008 Senior Notes limit the Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions, as described above. The debt to cash flow ratio and cash flow to interest expense ratio were 1.2 to 1.0 and 16.1 to 1.0, for the trailing twelve months ended December 31, 2011. Actual capital expenditures were $321.9 million for the year ended December 31, 2011. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2011.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers' compensation benefits. At December 31, 2011, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks. SGP previously guaranteed $5.0 million of these outstanding letters of credit. On May 4, 2011, the ARLP Partnership entered into an amendment, dated as of October 2, 2010, which released SGP from its guarantee of these outstanding letters of credit.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We discuss these estimates and judgments with AGP's Audit Committee (“Audit Committee”) periodically. Actual results may differ from these estimates. We have provided a description of all significant accounting policies in the notes to our consolidated financial statements. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer's analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjusts the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material.

Non-coal sales revenues primarily consist of transloading fees, administrative service revenues from mine safety services and products, rock dust sales (2009 only) and other handling and service fees. These non-coal sales revenues are recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

Coal Reserve Values

All of the reserves presented in this Annual Report on Form 10-K constitute proven and probable reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond the ARLP Partnership's control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may vary considerably from actual results. These factors and assumptions relate to:

•	geological and mining conditions, which may not be fully identified by available exploration data and/or differ from the ARLP Partnership's experiences in areas where it currently mines;

•	the percentage of coal in the ground ultimately recoverable;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulation and taxes by governmental agencies; and

•	assumptions concerning future coal prices, operating costs, capital expenditures, severance and excise taxes and development and reclamation costs.

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

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. The ARLP Partnership generally provides for these claims through self-insurance programs. Workers’ compensation laws also compensate survivors of workers who suffer employment related deaths. The liability for traumatic injury claims is the ARLP Partnership's estimate of the present value of current workers' compensation benefits, based on its actuary estimates. The ARLP Partnership's actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The ARLP Partnership had accrued liabilities of $73.2 million and $67.7 million for these costs at December 31, 2011 and 2010, respectively. A one-percentage-point reduction in the discount rate would have increased the liability at December 31, 2011 approximately $5.9 million, which would have a corresponding increase in operating expenses.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung. The ARLP Partnership provides for these claims through self-insurance programs. The black lung benefits liability is calculated using the service cost method based on the actuarial present value of the estimated black lung obligation. The ARLP Partnership's actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The ARLP Partnership had accrued liabilities of $55.6 million and $45.7 million for these benefits at December 31, 2011 and 2010, respectively. A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2011 by approximately $1.0 million. Under the service cost method used to estimate the black lung benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

The discount rate for workers’ compensation and black lung is derived by applying the Citigroup Pension Discount Curve to the projected liability payout. Other assumptions, such as claim development patterns, mortality, disability incidence and medical costs, are based upon standard actuarial tables adjusted for the ARLP Partnership’s actual historical experiences whenever possible. The ARLP Partnership reviews all actuarial assumptions annually for reasonableness and consistency and updates such factors when underlying assumptions, such as discount rates, change or when sustained changes in the ARLP Partnership’s historical experiences indicate a shift in the trend assumptions are warranted. For more information please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Health Care Reform,” above.

Defined Benefit Plan

Eligible employees at certain of the ARLP Partnership's mining operations participate in a Pension Plan that it sponsors. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. The calculation of the net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with the Pension Plan requires the use of a number of assumptions. Changes in these assumptions can result in materially different pension expense and pension liability amounts. In addition, actual experiences can differ materially from the assumptions. Significant assumptions used in calculating pension expense and pension liability are as follows:

•

The ARLP Partnership’s expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long term historical rates of return for each asset class. The ARLP Partnership’s expected long-term rate of return used to determine its pension liability was 7.90% and 8.35% at December 31, 2011 and 2010. The ARLP Partnership’s expected long-term rate of return used to determine its pension expense was 8.35% for the years ended December 31, 2011 and 2010. The long-term rate of return is determined by an asset allocation assumption of 60.0% invested in domestic equity securities with an expected long-term rate of return of 9.10%, 20.0% invested in international equities with an expected long-term rate of return of 5.84% and 20.0% invested in fixed income securities with an expected long-term rate of return of 6.60%. The ARLP Partnership’s expected long-term rate of return is based on a 20-year-average annual total return for each investment group. Additionally, the ARLP Partnership bases its determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses. The actual return on plan assets was (2.7)% and 10.4% for the years ended December 31, 2011 and 2010, respectively. Lowering the expected long-term rate of return assumption by 1.0% (from 8.35% to 7.35%) at December 31, 2010 would have increased the ARLP Partnership’s pension expense for the year ended December 31, 2011 by approximately $0.5 million; and

•

The ARLP Partnership's weighted average discount rate used to determine its pension liability was 4.49% and 5.56% at December 31, 2011 and 2010, respectively. The weighted average discount rate used to determine pension expense was 5.56% and 5.88% at December 31, 2011 and 2010, respectively. The discount rate that the ARLP Partnership utilizes for determining its future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. The ARLP Partnership has historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate. Lowering the discount rate assumption by 0.5% (from 5.56% to 5.06%) at December 31, 2010 would have increased pension expense for the year ended December 31, 2011 by approximately $0.2 million.

Long-Lived Assets

The ARLP Partnership reviews the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets and certain intangibles are not reviewed for impairment unless an impairment indicator is noted. Several examples of impairment indicators include:

•	A significant decrease in the market price of a long-lived asset;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset; or

•	A significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition.

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

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. The ARLP Partnership’s estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of factors, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and completion of certain mine requirements, such as ventilation. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. At December 31, 2011 and 2010, capitalized mine development costs were $73.8 million and $35.3 million, respectively, representing the carrying value of development costs attributable to properties where the ARLP Partnership has not reached the production stage of mining operations or leasing to third parties, and therefore, the mine development costs are not currently being amortized. The ARLP Partnership believes that the carrying value of these development costs will be recovered.

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan. A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $72.3 million and $58.2 million for these costs are recorded at December 31, 2011 and 2010, respectively. The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives.

On at least an annual basis, the ARLP Partnership's reviews its entire asset retirement obligation liability and makes necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability resulted in an increase of $13.5 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively. These adjustments to the liability for the year ended December 31, 2011 were primarily attributable to increased refuse site reclamation disturbances at the Mettiki, River View, MC Mining, Pontiki and Hopkins County Coal operations and new mine development work at Tunnel Ridge, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates. These increases were offset in part by reductions in the estimated impoundment cover material costs at Pattiki and completed reclamation work at certain inactive locations.

While the precise amount of these future costs cannot be determined with certainty, the ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates. Discounting resulted in reducing the accrual for asset retirement obligations by $71.3 million and $72.8 million at December 31, 2011 and 2010. The ARLP Partnership estimates that the aggregate undiscounted cost of final mine closure is approximately $143.6 million at December 31, 2011. If the ARLP Partnership's assumptions differ from actual experiences, or if changes in the regulatory environment occur, its actual cash expenditures and costs that it incurs could be materially different than currently estimated.

Contingencies

We are not engaged in any material litigation. The ARLP Partnership is currently involved in certain legal proceedings. The ARLP Partnership’s estimates of the probable costs and probability of resolution of these claims are based upon a number of assumptions, which it has developed in consultation with legal counsel involved in the defense of these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Based on known facts and circumstances, the ARLP Partnership believes the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity. However, if the results of these matters were different from management's current opinion and in amounts greater than the ARLP Partnership’s accruals, then they could have a material adverse effect.

Resale Shelves

In June 2007, we filed with the SEC a shelf registration statement registering the resale of an aggregate of 47,363,000 outstanding units of equity securities of which 602,718 have been sold by certain common unitholders.

In May 2006, we filed with the SEC a shelf registration statement registering the resale of an aggregate of 523,122 outstanding units of equity securities of which 220,193 have been sold.

Secondary Public Offering

On April 1, 2011, we completed a secondary public offering of 2.75 million common units representing limited partner interests in us at a price of $54.21 per unit, before underwriting discounts and commissions. These common units were previously held by the Management Group (some of whom are current or former member of management and the former indirect owners of MGP) and their affiliates. The sale of these already outstanding common units increases our public float. However, we received no proceeds from this secondary public offering, and no additional common units were issued by us.

Related Party Transactions

ARLP Omnibus Agreement

Pursuant to the terms of an amended omnibus agreement, we agreed, and caused our controlled affiliates to agree, for so long as management controls MGP through its ownership of our common units, not to engage in the business of mining, marketing or transporting coal in the U.S., unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the MGP Board of Directors with the concurrence of the conflicts committee of MGP (“MGP Conflicts Committee”), elects to cause ARLP not to pursue such opportunity or acquisition. The amended omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises us that it has abandoned the pursuit of such business opportunity, and we may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business owned or operated by us and our affiliates at the closing of the IPO; any acquisition by us or our affiliates, so long as the majority of the value of the acquisition does not derive from a restricted business and ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by us or our affiliates with the approval of the MGP Board of Directors or MGP Conflicts Committee. Except as provided in the amended omnibus agreement, we and our affiliates are not prohibited from engaging in activities that directly compete with ARLP and our affiliates are not prohibited from engaging in activities that compete directly with us.

Registration Rights

In connection with the IPO, we agreed to register for sale under the Securities Act and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates. These registration rights required us to file one registration statement for each of these groups. We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions. We satisfied our requirement by registering 47,363,000 outstanding common units on Form S-3 filed with the SEC on June 1, 2007, declared outstanding effective on June 27, 2007, of which 602,718 have been sold. A prospectus supplement was filed with the SEC on December 18, 2007. These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The amounts billed by AGP include $0.4 million, $0.7 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, for costs principally related to the Directors' Annual Retainer and Deferred Compensation Plan.

C-Holdings

At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Mr. Craft, as the lender. The AHGP Credit Facility expired on April 1, 2011. For the years ended December 31, 2011, 2010 and 2009, we did not incur any interest expense or commitment fees to C-Holdings.

The ARLP Partnership's Related-Party Transactions

The MGP Board of Directors and the MGP Conflicts Committee review each of the ARLP Partnership's related-party transactions to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the MGP Board of Directors and MGP Conflicts Committee approved each of the transactions described below as fair and reasonable to the ARLP Partnership and its limited partners.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP. The Administrative Services Agreement supersedes the administrative services agreement signed in connection with our IPO in 2006. Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.2 million, $0.2 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, from ARH II. This administrative service revenue is included in other sales and operating revenues in our consolidated statements of income.

Affiliate Contribution

During December 2011, an affiliated entity controlled by Mr. Craft contributed to us $5.0 million for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses. Upon our receipt of the contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

White Oak Transactions

On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and leaseback of certain reserves and surface rights, a coal handling and services agreement and a backstop equipment financing facility. For more information about the White Oak Transactions, please read "Item 8. Financial Statements and Supplementary Data—Note 11. White Oak Transactions" of this Annual Report on Form 10-K.

SGP Land, LLC

On May 2, 2007, SGP Land, LLC (“SGP Land”), a subsidiary of SGP, entered into a time-sharing agreement with Alliance Coal concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time-sharing agreement as amended, the ARLP Partnership reimbursed SGP Land $1.0 million, $0.8 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, for use of the aircraft.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during each of the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, $2.4 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP

In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH. In connection with this acquisition, the ARLP Partnership assumed a coal lease with SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, $20.6 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production. In August 2010, the lease was amended to include approximately 34.4 million additional clean tons of recoverable coal reserves in the proven and probable categories.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to match the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.

The ARLP Partnership has a noncancelable lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the original lease, the ARLP Partnership made monthly payments of approximately $0.2 million through January 2011. Effective February 1, 2011, the lease was amended to extend the term through January 2017 and modify other terms, including reducing the monthly payments to approximately $50,000. The lease arrangement is considered a capital lease based on the terms of the new arrangement. Lease payments for the years ended December 31, 2011, 2010 and 2009 were $0.8 million, $2.6 million and $2.6 million, respectively.

The ARLP Partnership has agreements with two banks to provide letters of credit in an aggregate amount of $31.1 million. SGP previously guaranteed $5.0 million of these outstanding letters of credit. These guarantees were released on May 4, 2011.

Accruals of Other Liabilities

The ARLP Partnership had accruals for other liabilities, including current obligations, totaling $221.9 million and $196.9 million at December 31, 2011 and 2010. These accruals were chiefly comprised of workers' compensation benefits, black lung benefits, and costs associated with asset retirement obligations. These obligations are self-insured except for certain excess insurance coverage for workers' compensation. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, the ARLP Partnership’s results of operations may be significantly affected by changes to these liabilities. Please see “Item 8. Financial Statements and Supplementary Data—Note 15. Asset Retirement Obligations” and “Note 16. Accrued Workers’ Compensation and Pneumoconiosis Benefits.”

Pension Plan

The ARLP Partnership maintains a Pension Plan, which covers eligible employees at certain of its mining operations.

The ARLP Partnership's pension expense was $2.2 million, $2.2 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009. The ARLP Partnership's pension expense is based upon a number of actuarial assumptions, including an expected long-term rate of return on the Pension Plan assets of 8.35% and discount rates of 5.56% and 5.88% for the years ended December 31, 2011 and 2010, respectively. The actual return on plan assets was (2.7)% and 10.4% for the years ended December 31, 2011 and 2010, respectively. Additionally, the ARLP Partnership bases its determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.

The expected long-term rate of return assumption is based on broad equity and bond indices. At December 31, 2011, the ARLP Partnership's expected long-term rate of return assumption was 7.90% determined by the above factors and based on an asset allocation assumption of 60.0% invested in domestic equity securities, with an expected long-term rate of return of 9.10%, 20.0% invested in international equities with an expected long-term rate of return of 5.84% and 20.0% invested in fixed income securities, with an expected long-term rate of return of 6.60%. The ARLP Partnership, along with its Pension Plan investment manager and trustee and the compensation committee of the board of directors of its managing general partner (“MGP Compensation Committee”) regularly review its actual asset allocation in accordance with its investment guidelines and periodically rebalance its investments to the targeted allocation when considered appropriate.

The discount rate that the ARLP Partnership utilizes for determining its future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. The ARLP Partnership has historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate. At December 31, 2011, the discount rate was determined using high quality bond yield curves adjusted to reflect the plan's estimated payout. The discount rate determined on this basis decreased from 5.56% at December 31, 2010 to 4.49% at December 31, 2011.

As of December 31, 2011, the Pension Plan was underfunded by approximately $27.5 million. The ARLP Partnership estimates that its Pension Plan expense and cash contributions will be approximately $4.2 million and $5.4 million, respectively, in 2012. Future actual pension expense and contributions will depend on future investment performance, changes in future discount rates and various other factors related to the employees participating in the Pension Plan.

Lowering the expected long-term rate of return assumption by 1.0% (from 8.35% to 7.35%) at December 31, 2010 would have increased the ARLP Partnership's pension expense for the year ended December 31, 2011 by approximately $0.5 million. Lowering the discount rate assumption by 0.5% (from 5.56% to 5.06%) at December 31, 2010 would have increased pension expense for the year ended December 31, 2011 by approximately $0.2 million.

Inflation

At times, the ARLP Partnership's results have been significantly impacted by price increases affecting many of the components of its operating expenses such as fuel, steel, maintenance expense and labor. Any future inflationary or deflationary pressures could adversely affect the results of the ARLP Partnership's operations. Please see “Item 1A. Risk Factors.”

New Accounting Standards

New Accounting Standards Issued and Adopted

In December 2010, the FASB issued Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"). ASU 2010-29 amended FASB ASC 805, Business Combinations, to specify that if a public entity presents comparative financial statements and a business combination has occurred during the current reporting period, then the public entity should disclose revenues and earnings of the combined entity as though the business combination that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under FASB ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenues and earnings. The adoption of the ASU 2010-29 amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have an impact on our condensed consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends ASC 820, Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate the adoption of ASU 2011-04 on January 1, 2012 to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income ("OCI"). ASU 2011-05 does not change the items that must be reported in OCI. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its provisions must be applied retrospectively for all periods presented in the financial statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which indefinitely deferred a provision of ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which OCI is presented. We do not anticipate the adoption of ASU 2011-05 on January 1, 2012 to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no operating activities apart from those conducted by the ARLP Partnership. Our ownership interests, results of operations and cash flows principally reflect those of the ARLP Partnership. As such, our discussions of market risk reflect those risks as they apply to the ARLP Partnership.

Commodity Price Risk

The ARLP Partnership has significant long-term coal supply agreements as evidenced by approximately 92.2% of its sales tonnage, including approximately 95.6% of its medium- and high-sulfur coal sales tonnage, being sold under long-term contracts in 2011. Virtually all of the long-term coal supply agreements are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to principally reflect changes in specified price indices or items such as taxes, royalties or actual production costs resulting from regulatory changes. For additional discussion of coal supply agreements, please see “Item 1. Business.—Coal Marketing and Sales” and “Item 8. Financial Statements and Supplementary Data.—Note 19. Concentration of Credit Risk and Major Customers.” As of January 28, 2012, the ARLP Partnership’s nominal commitment under long-term contracts was approximately 33.8 million tons in 2012, 33.5 million tons in 2013, 27.2 million tons in 2014 and 19.8 million tons in 2015.

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

Credit Risk

In 2011, approximately 90.6% of the ARLP Partnership’s sales tonnage was purchased by electric utilities. Therefore, the ARLP Partnership’s credit risk is primarily with domestic electric power generators. The ARLP Partnership’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by the ARLP Partnership’s credit management department, it will take steps to reduce credit exposure to customers that do not meet its credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for the ARLP Partnership’s benefit in the event of a failure to pay.

Exchange Rate Risk

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars, and as a result, it does not have material exposure to currency exchange-rate risks.

Interest Rate Risk

Borrowings under the ARLP Credit Facility and ARLP Term Loan Agreement are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates. The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt. The ARLP Partnership had no borrowings under the ARLP Credit Facility and $300.0 million outstanding under the ARLP Term Loan Agreement at December 31, 2011. A one percentage point increase in the interest rates related to the ARLP Term Loan Agreement would result in an annualized increase in 2012 interest expense of $3.0 million, based on borrowing levels at December 31, 2011. With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $16.9 million in the estimated fair value of these borrowings.

The table below provides information about the ARLP Partnership’s market sensitive financial instruments and constitutes a “forward-looking statement.” The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2011 and 2010. The carrying amounts and fair values of financial instruments are as follows (in thousands):

Expected Maturity Dates as of December 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value December 31, 2011
ARLP fixed rate debt	$18,000	$18,000	$18,000	$205,000	$—	$145,000	$404,000	$444,386
Weighted average interest rate	6.68%	6.61%	6.52%	6.54%	6.72%	6.72%

ARLP variable rate debt	$—	$60,000	$75,000	$165,000	$—	$—	$300,000	$302,133
Weighted average interest rate (1)	2.30%	2.30%	2.30%	2.30%	—	—

Expected Maturity Dates as of December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value December 31, 2010
ARLP fixed rate debt	$18,000	$18,000	$18,000	$18,000	$205,000	$145,000	$422,000	$509,483
Weighted average interest rate	6.75%	6.68%	6.61%	6.52%	6.54%	6.72%

ARLP variable rate debt	$—	$—	$60,000	$75,000	$165,000	$—	$300,000	$300,000
Weighted average interest rate (1)	2.30%	2.30%	2.30%	2.30%	2.30%	—

(1)	Interest rate on variable rate debt equal to the rate elected by the ARLP Partnership as of December 31, 2011, held constant for the remaining term of the outstanding borrowing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Alliance GP, LLC

and the Partners of Alliance Holdings GP, L.P.

We have audited the accompanying consolidated balance sheets of Alliance Holdings GP, L.P. and subsidiaries (the “Partnership”) as of December 31, 2011, and the related consolidated statements of income, cash flows, and partners’ capital for the year then ended. Our audit also included the 2011 information in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Holdings GP, L.P. and subsidiaries at December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2011 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the 2011 information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the

General Partner and the Partners of

Alliance Holdings GP, L.P.:

We have audited the accompanying consolidated balance sheet of Alliance Holdings GP, L.P. and subsidiaries (the “AHGP Partnership”) as of December 31, 2010 and the related consolidated statements of income, cash flows and Partners’ capital for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the AHGP Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Holdings GP, L.P. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma

March 8, 2011

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In thousands, except unit data)

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$281,469	$342,237
Trade receivables	128,643	112,942
Other receivables	3,525	2,537
Due from affiliates	—	1,635
Inventories	33,837	31,548
Advance royalties	7,560	4,812
Prepaid expenses and other assets	12,022	10,363

Total current assets	467,056	506,074

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,974,520	1,598,130
Less accumulated depreciation, depletion and amortization	(793,200)	(648,883)

Total property, plant and equipment, net	1,181,320	949,247

OTHER ASSETS:
Advance royalties	27,916	27,439
Equity investments in affiliates	40,118	—
Other long-term assets	18,067	21,312

Total other assets	86,101	48,751

TOTAL ASSETS	$1,734,477	$1,504,072

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$97,369	$63,934
Due to affiliates	494	573
Accrued taxes other than income taxes	15,897	13,916
Accrued payroll and related expenses	35,876	30,773
Accrued interest	2,195	2,491
Workers’ compensation and pneumoconiosis benefits	9,511	8,518
Current capital lease obligation	676	295
Other current liabilities	15,326	16,780
Current maturities, long-term debt	18,000	18,000

Total current liabilities	195,344	155,280

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	686,000	704,000
Pneumoconiosis benefits	54,775	45,039
Accrued pension benefit	27,538	13,296
Workers’ compensation	64,520	59,796
Asset retirement obligations	70,836	56,045
Due to affiliates	—	682
Long-term capital lease obligation	2,497	165
Other liabilities	6,774	12,549

Total long-term liabilities	912,940	891,572

Total liabilities	1,108,284	1,046,852

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	414,165	330,346
Accumulated other comprehensive loss	(17,560)	(8,138)

Total AHGP Partners’ Capital	396,605	322,208
Noncontrolling interests	229,588	135,012

Total Partners’ Capital	626,193	457,220

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,734,477	$1,504,072

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2011	2010	2009
SALES AND OPERATING REVENUES:
Coal sales	$1,786,089	$1,551,539	$1,163,871
Transportation revenues	31,939	33,584	45,733
Other sales and operating revenues	25,175	24,620	20,998

Total revenues	1,843,203	1,609,743	1,230,602

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,131,750	1,009,935	797,527
Transportation expenses	31,939	33,584	45,733
Outside coal purchases	54,280	17,078	7,524
General and administrative	54,991	54,215	42,875
Depreciation, depletion and amortization	160,335	146,881	117,524

Total operating expenses	1,433,295	1,261,693	1,011,183

INCOME FROM OPERATIONS	409,908	348,050	219,419
Interest expense (net of interest capitalized of $14,797, $888 and $1,291, respectively)	(21,954)	(30,062)	(30,847)
Interest income	380	204	1,066
Equity in loss of affiliates, net	(3,404)	—	—
Other income	983	851	1,247

INCOME BEFORE INCOME TAXES	385,913	319,043	190,885

INCOME TAX EXPENSE (BENEFIT)	(430)	1,742	709

NET INCOME	386,343	317,301	190,176
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(172,200)	(142,957)	(75,960)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$214,143	$174,344	$114,216

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$3.58	$2.91	$1.91

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$2.275	$1.90	$1.685

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	59,863,000	59,863,000	59,863,000

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$386,343	$317,301	$190,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	160,335	146,881	117,524
Non-cash compensation expense	6,417	4,051	3,582
Asset retirement obligations	2,546	2,579	2,678
Coal inventory adjustment to market	386	498	3,030
Equity in loss in affiliates, net	3,404	—	—
Loss on retirement of vertical hoist conveyor system	—	1,204	—
Net (gain) loss on foreign currency transaction	—	274	(653)
Net (gain) loss on sale of property, plant and equipment	(634)	234	136
Other	1,488	1,448	537
Changes in operating assets and liabilities:
Trade receivables	(15,701)	(21,780)	(3,301)
Other receivables	(1,832)	(689)	2,841
Inventories	(2,818)	31,412	(40,917)
Prepaid expenses and other assets	(1,659)	(1,474)	1,273
Advance royalties	(3,225)	(1,820)	(3,403)
Accounts payable	21,795	7,975	(6,222)
Due to affiliates	6,556	818	184
Accrued taxes other than income taxes	1,981	3,124	(443)
Accrued payroll and related benefits	5,103	8,670	1,546
Pneumoconiosis benefits	4,944	3,647	2,908
Workers’ compensation	5,717	4,583	6,526
Other	(5,041)	8,089	2,800

Total net adjustments	189,762	199,724	90,626

Net cash provided by operating activities	576,105	517,025	280,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(321,920)	(289,874)	(328,162)
Changes in accounts payable and accrued liabilities	11,640	(7,480)	5,727
Proceeds from sale of property, plant and equipment	1,526	381	8
Purchase of marketable securities	—	—	(4,527)
Proceeds from marketable securities	—	—	4,527
Purchases of equity investments in affiliate	(42,700)	—	—
Payments to affiliate for acquisition and development of coal reserves	(50,800)	—	—
Other	1,146	1,982	2,295

Net cash used in investing activities	(401,108)	(294,991)	(320,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(18,000)	(18,000)	(18,000)
Borrowings under term loan	—	300,000	—
Borrowings under revolving credit facilities	—	95,000	—
Payments under revolving credit facilities	—	(95,000)	—
Payments on capital lease obligation	(812)	(324)	(351)
Payment of debt issuance costs	—	(1,417)	(339)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(2,324)	(1,265)	(791)
Distributions paid by consolidated partnership to noncontrolling interests	(78,441)	(69,138)	(63,320)
Distributions paid to Partners	(136,188)	(113,740)	(100,869)

Net cash provided by (used in) financing activities	(235,765)	96,116	(183,670)

EFFECT OF CURRENCY TRANSLATION ON CASH	—	(274)	653

NET CHANGE IN CASH AND CASH EQUIVALENTS	(60,768)	317,876	(222,347)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	342,237	24,361	246,708

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$281,469	$342,237	$24,361

See notes to consolidated financial statements, including Note 14 for supplemental cash flow information.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(In thousands, except unit data)

	Alliance Holdings GP, L.P.
	Number of Limited Partner Units	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2009	59,863,000	$256,395	$(8,673)	$43,450	$291,172
Comprehensive income:
Net income	—	114,216	—	75,960	190,176
Actuarially determined long-term liability adjustments	—	—	1,208	1,542	2,750

Total comprehensive income					192,926
Vesting of ARLP Long-Term Incentive Plan	—	—	—	(791)	(791)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	—	3,582	3,582
Distributions on ARLP common unit-based compensation	—	—	—	(1,026)	(1,026)
Distributions to AHGP Partners	—	(100,869)	—	—	(100,869)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	—	(62,294)	(62,294)

Balance at December 31, 2009	59,863,000	269,742	(7,465)	60,423	322,700
Comprehensive income:
Net income	—	174,344	—	142,957	317,301
Actuarially determined long-term liability adjustments	—	—	(673)	(899)	(1,572)

Total comprehensive income					315,729
Deconsolidation of Mid –America Carbonates, LLC –(“MAC”)	—	—	—	(1,117)	(1,117)
Vesting of ARLP Long-Term Incentive Plan	—	—	—	(1,265)	(1,265)
Common unit-based compensation under ARLP Long-Term Incentive Plan	—	—	—	4,051	4,051
Distributions on ARLP common unit-based compensation	—	—	—	(1,286)	(1,286)
Distributions to AHGP Partners	—	(113,740)	—	—	(113,740)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	—	(67,852)	(67,852)

Balance at December 31, 2010	59,863,000	330,346	(8,138)	135,012	457,220
Comprehensive income:
Net income	—	214,143	—	172,200	386,343
Actuarially determined long-term liability adjustments	—	—	(9,422)	(12,317)	(21,739)

Total comprehensive income					364,604
Vesting of ARLP Long-Term Incentive Plan	—	—	—	(2,324)	(2,324)
Common unit-based compensation	—	182	—	6,235	6,417
Reclassification of SERP and Deferred Compensation Plans (Note 13)	—	682	—	9,223	9,905
Contribution by limited partner – affiliate (Note 17)	—	5,000	—	—	5,000
Distributions on ARLP common unit-based compensation	—	—	—	(1,433)	(1,433)
Distributions to AHGP Partners	—	(136,188)	—	—	(136,188)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	—	(77,008)	(77,008)

Balance at December 31, 2011	59,863,000	$414,165	$(17,560)	$229,588	$626,193

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Organization and Formation

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP”. We own directly and indirectly 100% of the members’ interest in MGP, ARLP’s managing general partner. The ARLP Partnership is a diversified producer and marketer of coal to major U.S. utilities and industrial users. ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999, to acquire upon completion of ARLP’s initial public offering on August 19, 1999, certain coal and marketing assets of Alliance Resource Holdings, Inc. (“ARH”), a Delaware Corporation. We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership. ARH is owned by Joseph W. Craft III, the President and Chief Executive Officer and a Director of our managing general partner, and Kathleen S. Craft. SGP, a Delaware limited liability company, is owned by ARH and holds a 0.01% general partner interest in each of ARLP and the Intermediate Partnership.

We are owned 100% by limited partners. Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Alliance Resource Management GP, LLC, a Delaware limited liability company, and ARM GP Holdings, Inc, a Delaware corporation, are our direct subsidiaries. The Delaware limited partnerships, limited liability companies and corporation that comprise the ARLP Partnership, which we consolidate, are as follows: ARLP, Intermediate Partnership, Alliance Coal, Alliance Design Group, LLC, (“Alliance Design”), Alliance Land, LLC, Alliance Properties, LLC, Alliance Resource Properties, LLC, (“Alliance Resource Properties”), ARP Sebree, LLC, Alliance WOR Properties, LLC (“WOR Properties”), Alliance Service, Inc. (“Alliance Service”), Alliance WOR Processing, LLC (“WOR Processing”), Backbone Mountain, LLC, Excel Mining, LLC, Gibson County Coal, LLC (“Gibson County Coal”), Gibson County Coal (South), LLC (“Gibson South”), Hopkins County Coal, LLC (“Hopkins County Coal”), Matrix Design Group, LLC (“Matrix Design”), MC Mining, LLC (“MC Mining”), Mettiki Coal, LLC (“Mettiki (MD)”), Mettiki Coal (WV), LLC (“Mettiki (WV)”), Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”), Penn Ridge Coal, LLC (“Penn Ridge”), Pontiki Coal, LLC (“Pontiki”), River View Coal, LLC (“River View”), Sebree Mining, LLC (“Sebree”), Tunnel Ridge, LLC (“Tunnel Ridge”), Warrior Coal, LLC (“Warrior”), Webster County Coal, LLC (“Webster County Coal”), and White County Coal, LLC (“White County Coal”).

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

Contributions to ARLP

During December 2011, an affiliated entity controlled by Mr. Craft contributed to us $5.0 million for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses. Upon our receipt of the contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft (Note 17).

Secondary Public Offering

On April 1, 2011, we completed a secondary public offering of 2.75 million common units representing limited partner interests in us at a price of $54.21 per unit, before underwriting discounts and commissions. These common units were previously held the Management Group (some of whom are current or former members of management and are the former indirect owners of MGP) and their affiliates. The sale of these already outstanding common units increases our public float. However, we received no proceeds from this secondary public offering, and no additional common units were issued by us.

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of December 31, 2011 and 2010, and results of our operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2011. All of our intercompany transactions and accounts have been eliminated.

The transfer of assets from prior years described above was between entities under common control. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, the transfer of assets was accounted for at historical cost, in a manner similar to a pooling of interests.

Since we own MGP, our consolidated financial statements reflect the consolidated results of the ARLP Partnership. The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP, are reflected as a noncontrolling interest in our consolidated income statement and balance sheet. Our consolidated financial statements do not differ materially from those of the ARLP Partnership. The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as noncontrolling interests and (b) additional general and administrative costs and taxes attributable to us. The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement (“Administrative Services Agreement”) and amounts billed by, and reimbursed to, AGP under our partnership agreement (Note 17).

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

The non-controlling interest on our consolidated balance sheet reflects the outside ownership interest in ARLP as well as Mid-America Carbinates, LLC (“MAC”) (2009 only). See “Basis of Presentation” under Note 1 for information regarding our consolidation of ARLP. See also “Note 10. Noncontrolling Interests.”

Earnings per Unit—Basic earnings per limited partner unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of common units outstanding during a period. We currently have no dilutive securities. Total net income is allocated to the limited partner interests because the general partner’s interest is non-economic.

Fair Value of Financial Instruments—The carrying amounts for accounts receivable, marketable securities, and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2011 and 2010, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $746.5 million and $809.5 million, respectively (Note 7).

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less. The ARLP Partnership had no restricted cash and cash equivalents at December 31, 2011 and 2010.

Cash Management—The cash flows from operating activities section of our Consolidated Statements of Cash Flows reflects an adjustment for $6.7 million representing book overdrafts at December 31, 2011. The ARLP Partnership had no book overdrafts at December 31, 2010 and 2009.

Inventories—Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at the lower of cost or market on an average cost basis, less a reserve for obsolete and surplus items.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Interest costs associated with major asset additions are capitalized during the construction period. Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred. Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine, whichever is less, ranging from 1 to 20 years. Depreciable lives for mining equipment and processing facilities range from 1 to 20 years. Depletable lives for mineral rights range from 2 to 20 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 20 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage which equals estimated proven and probable reserves. Therefore, the ARLP Partnership’s mineral rights are depleted based on only proven and probable reserves derived in accordance with Industry Guide 7. At December 31, 2011 and 2010, land and mineral rights include $66.9 million and $33.0 million, respectively, representing the carrying value of coal reserves attributable to properties where the ARLP Partnership is not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted. The ARLP Partnership believes that the carrying value of these reserves will be recovered.

Mine Development Costs—Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. At December 31, 2011 and 2010, capitalized mine development costs were $73.8 million and $35.3 million, respectively, representing the carrying value of development costs attributable to properties where the ARLP Partnership has not reached the production stage of mining operations or leasing to third parties, and therefore, the mine development costs are not currently being amortized. The ARLP Partnership believes that the carrying value of these development costs will be recovered.

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

Intangible Assets—Costs allocated to contracts with covenants not to compete (“Non-Compete Agreements”) are amortized on a straight-line basis over the life of the Non-Compete Agreements. Amortization expense associated with Non-Compete Agreements was $1.4 million, $1.1 million and $0.5 million for the years ending December 31, 2011, 2010 and 2009, respectively. The Non-Compete Agreements are included in other long-term assets on the consolidated balance sheets at December 31, 2011 and 2010. The ARLP Partnership’s Non-Compete Agreements at December 31, are summarized as follows (in thousands):

	2011	2010
Non-Compete Agreements, original cost	$14,036	$13,689
Accumulated amortization	(3,807)	(2,419)

Non-Compete Agreements, net	$10,229	$11,270

Amortization expense related to Non-Compete Agreements is estimated to be $1.4 million per year in 2012-2015 and $1.3 million in 2016.

Advance Royalties—Rights to coal mineral leases are often acquired and/or maintained through advance royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as an asset, with amounts expected to be recouped within one year classified as a current asset. As mining occurs on these leases, the royalty prepayments are charged to operating expenses. The ARLP Partnership assesses the recoverability of royalty prepayments based on estimated future production. Royalty prepayments estimated to be nonrecoverable are expensed. The ARLP Partnership’s advance royalties at December 31 are summarized as follows (in thousands):

	2011	2010
Advance royalties, affiliates (Note 17)	$22,954	$19,955
Advance royalties, third-parties	12,522	12,296

Total advance royalties	$35,476	$32,251

Asset Retirement Obligations—The ARLP Partnership records a liability for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure (Note 15).

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits—The ARLP Partnership is generally self-insured for workers’ compensation benefits, including black lung benefits. The ARLP Partnership accrues a workers’ compensation liability for the estimated present value of workers’ compensation and black lung benefits based on its actuarial determined calculations (Note 16).

Income Taxes—We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders. Although publicly-traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income, as defined in Section 7704(c) of the Internal Revenue Code. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in our consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us. The ARLP Partnership’s subsidiary, Alliance Service, is subject to federal and state income taxes. Our tax counsel has provided an opinion that AHGP, MGP, ARLP, the Intermediate Partnership and Alliance Coal will each be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding the AHGP Partnership’s classification as a partnership for federal income tax purposes.

Pension Benefits—The ARLP Partnership’s defined benefit pension obligation and the related benefit cost are accounted for in accordance with FASB ASC 715, Compensation-Retirement Benefits. Pension cost and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, employee turnover rates and health care cost trend rates. The ARLP Partnership evaluates its assumptions periodically and makes adjustments to these assumptions and the recorded liability as necessary (Note 12).

Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjusts the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material. Non-coal sales revenues primarily consist of transloading fees, mine safety services and products, rock dust sales (in 2009 only) and other handling and service fees. Transportation revenues are recognized in connection with the ARLP Partnership incurring the corresponding costs of transporting coal to customers through third-party carriers for which it is directly reimbursed through customer billings. We had no allowance for doubtful accounts for trade receivables at December 31, 2011 and 2010.

Common Unit-Based Compensation—The AHGP and ARLP Partnership account for compensation expense attributable to restricted common units granted under the ARLP Long-Term Incentive Plan (“ARLP LTIP”), Supplemental Executive Retirement Plan (“SERP”), the AGP Amended and Restated Directors Annual Retainer and Deferred Compensation Plan (“AGP Deferred Compensation Plan”), and the MGP Amended and Restated Deferred Compensation Plan for Directors (the “MGP Deferred Compensation Plan”, collectively, the “Deferred Compensation Plans”) based on the requirements of FASB ASC 718, Compensation-Stock Compensation. Accordingly, the fair value of award grants are determined on the grant date of the award and this value is recognized as compensation expense on a pro rata basis for ARLP LTIP awards, as appropriate over the requisite service period. Compensation expense is fully recognized on the grant date for awards pursuant to the SERP and Deferred Compensation Plans. The corresponding liability for the ARLP LTIP, the SERP and the MGP Deferred Compensation Plan is classified as equity and included in the Non-Affiliate component of noncontrolling interest in the consolidated financial statements. The corresponding liability for the AGP Deferred Compensation Plan is included in limited partners’ capital in the consolidated financial statements (Note 13).

Investments—Investments and ownership interests are accounted for under the equity method of accounting if the ARLP Partnership has the ability to exercise significant influence, but not control, over the entity. Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of the ARLP Partnership’s investment and the underlying equity in the net assets of the joint venture at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference. In the event the ARLP Partnership’s ownership entitles it to a disproportionate sharing of income or loss, its equity in earnings or losses of affiliates is allocated based on the hypothetical liquidation at book value (“HLBV”) method of accounting. Under the HLBV method, equity in earnings or losses of affiliates is allocated based on the difference between the ARLP Partnership’s claim on the net assets of the equity method investee at the end and beginning of the period, after taking into account contributions and distributions, if any. The ARLP Partnership’s share of the net assets of the equity method investee is calculated as the amount it would receive if the equity method investee were to liquidate all of its assets at net book value and distribute the resulting cash to creditors, other investors and us according to the respective priorities. The ARLP Partnership’s share of earnings or losses under the HLBV method of accounting from equity method investments and basis difference amortization is reported in the consolidated statements of income as “Equity in loss of affiliates, net.” The ARLP Partnership’s review its investments and ownership interests accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary. For 2011, the ARLP Partnership determined there were no such material events or changes in circumstances that would indicate the carrying amount of such investments was not recoverable. Our equity method investments include the ARLP Partnership’s ownership interests in White Oak Resources LLC (“White Oak”) (Note 11) and MAC.

New Accounting Standards Issued and Adopted—In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 amended FASB ASC 805, Business Combinations, to specify that if a public entity presents comparative financial statements and a business combination has occurred during the current reporting period, then the public entity should disclose revenues and earnings of the combined entity as though the business combination that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under FASB ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenues and earnings. The adoption of the ASU 2010-29 amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have an impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted—In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate the adoption of ASU 2011-04 on January 1, 2012 to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income (“OCI”). ASU 2011-05 does not change the items that must be reported in OCI. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its provisions must be applied retrospectively for all periods presented in the financial statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which indefinitely deferred a provision of ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which OCI is presented. We do not anticipate the adoption of ASU 2011-05 on January 1, 2012 to have a material impact on our consolidated financial statements.

3. PATTIKI VERTICAL HOIST CONVEYOR SYSTEM FAILURE IN 2010

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

4. INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2011	2010
Coal	$7,794	$11,897
Supplies (net of reserve for obsolescence of $2,387 and $2,244, respectively)	26,043	19,651

Total inventory	$33,837	$31,548

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, (in thousands):

	2011	2010
Mining equipment and processing facilities	$1,213,458	$1,056,670
Land and mineral rights	176,357	140,432
Buildings, office equipment and improvements	183,712	155,621
Construction in progress	171,957	76,766
Mine development costs	229,036	168,641

Property, plant and equipment, at cost	1,974,520	1,598,130
Less accumulated depreciation, depletion and amortization	(793,200)	(648,883)

Total property, plant and equipment, net	$1,181,320	$949,247

Equipment leased by the ARLP Partnership under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. Equipment under capital leases totaling $5.4 million included in mining equipment and processing facilities is amortized on the straight-line method over the shorter of its useful life or the related lease term. The provision for amortization of leased properties is included in depreciation, depletion and amortization expense. Accumulated amortization related to the ARLP Partnership’s capital lease was $1.9 million and $1.1 million as of December 31, 2011 and 2010, respectively, and amortization expense was $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6. LONG-TERM DEBT

Long-term debt consists of the following at December 31, (in thousands):

	2011	2010
ARLP Credit facility	$—	$—
ARLP Senior notes	54,000	72,000
ARLP Series A senior notes	205,000	205,000
ARLP Series B senior notes	145,000	145,000
ARLP Term loan	300,000	300,000

	704,000	722,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$686,000	$704,000

AHGP Partnership. We previously maintained a $2.0 million revolving credit facility (the “AHGP Credit Facility”) with C-Holdings, LLC (“C-Holdings”) which owns 100% of the members’ interest of our general partner, AGP, and is controlled by Mr. Craft, Chairman, President and Chief Executive Officer of AGP. There were no material operating restrictions, financial restrictions or covenants in the AHGP Credit Facility. The AHGP Credit Facility expired on April 1, 2011 and was not renewed.

ARLP Credit Facility. The Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”) dated September 25, 2007, which matures September 25, 2012. The ARLP Credit Facility was decreased to $142.5 million of availability on October 6, 2010 due to a defaulting lender, as discussed below. On September 30, 2009, the Intermediate Partnership entered into Amendment No. 2 (the “Credit Amendment”) to the ARLP Credit Facility. The Credit Amendment increased the annual capital expenditure limits under the ARLP Credit Facility. The new limits, before carry forward considerations and exclusion of capital expenditures related to acquisitions, are $250.0 million for 2012. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit of the subsequent year. As a result, the capital expenditure limit for 2012 is approximately $460.0 million.

Pursuant to the Credit Amendment, the applicable margin for London Interbank Offered Rate borrowings under the ARLP Credit Facility was increased from a range of 0.625% to 1.150% (depending on the Intermediate Partnership’s leverage margin) to a range of 1.115% to 2.000%, and the annual commitment fee was increased from a range of 0.15% to 0.35% (also depending on the Intermediate Partnership’s leverage margin) to a range of 0.25% to 0.50%. In addition, the Credit Amendment includes certain changes relating to a “defaulting lender,” including changes which clarify that the overall ARLP Credit Facility commitment would be reduced by the commitment share of a defaulting lender but also provides the Intermediate Partnership with more flexibility in replacing a defaulting lender.

At December 31, 2011, the ARLP Partnership had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing under the ARLP Credit Facility. The ARLP Partnership had no borrowings outstanding under the ARLP Credit Facility as of December 31, 2011 and 2010. The ARLP Partnership utilizes the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. The ARLP Partnership incurs an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

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

ARLP Senior Notes. The Intermediate Partnership has $54.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in three remaining equal annual installments of $18.0 million with interest payable semi-annually (“ARLP Senior Notes”).

ARLP Series A Senior Notes. On June 26, 2008, the Intermediate Partnership entered into a Note Purchase Agreement (the “2008 Note Purchase Agreement”) with a group of institutional investors in a private placement offering. The Intermediate Partnership issued $205.0 million of Series A Senior Notes, which bear interest at 6.28% and mature on June 26, 2015 with interest payable semi-annually.

ARLP Series B Senior Notes. On June 26, 2008, the Intermediate Partnership issued under the 2008 Note Purchase Agreement $145.0 million of Series B Senior Notes, which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

ARLP Term Loan. On December 29, 2010, the Intermediate Partnership entered into a Term Loan Agreement, (the “ARLP Term Loan Agreement”) with various financial institutions for a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $300 million. The ARLP Term Loan bears interest at a variable rate plus an applicable margin which fluctuates depending upon whether we elect the ARLP Term Loan (or a portion thereof) to bear interest on the Base Rate or the Eurodollar Rate (as defined in the ARLP Term Loan Agreement). The ARLP Partnership elected the Eurodollar Rate as of December 31, 2011 which, with applicable margin, was 2.3%. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. The ARLP Partnership has the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Term Loan Agreement. Upon a “change of control” (as defined in the ARLP Term Loan Agreement), the unpaid principal amount of the loan, all interest thereon and all other amounts payable under the ARLP Term Loan Agreement will become due and payable.

The net proceeds of the ARLP Term Loan have been used for the general corporate, business or working capital purposes of the Intermediate Partnership and its subsidiaries The ARLP Partnership incurred debt issuance costs of approximately $1.4 million in 2010 associated with the ARLP Term Loan and $0.3 million in 2009 associated with the ARLP Credit Facility, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, ARLP Senior Notes, ARLP Series A and ARLP Series B Senior Notes (collectively, the “2008 Senior Notes”) and the ARLP Term Loan Agreement (collectively, the “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain, as defined in the ARLP Debt Arrangements, the following: (i) debt to cash flow ratio of not more than 3.0 to 1.0 and (ii) cash flow to interest expense ratio of not less than 4.0 to 1.0 in both cases, during the four most recently ended fiscal quarters. The ARLP Credit Facility, Senior Notes and the 2008 Senior Notes limits the Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions, as described above. The debt-to-cash-flow ratio and cash-flow-to-interest-expense ratio were 1.2 to 1.0 and 16.1 to 1.0, for the trailing twelve months ended December 31, 2011. The capital expenditure limit for 2011 was $531.9 million and actual capital expenditures were $321.9 million for the year ended December 31, 2011. The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2011.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits. At December 31, 2011, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks. SGP previously guaranteed $5.0 million of these outstanding letters of credit. On May 4, 2011, the ARLP Partnership entered into an amendment, dated as of October 2, 2010, which released SGP from its guarantee of these outstanding letters of credit.

Aggregate maturities of long-term debt are payable as follows (in thousands):

Year Ending December 31,
2012	$18,000
2013	78,000
2014	93,000
2015	370,000
2016	—
Thereafter	145,000

$704,000

7. FAIR VALUE MEASUREMENTS

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

The carrying amounts for accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2011 and 2010, the estimated fair value of the ARLP Partnership’s debt, including current maturities, was approximately $746.5 million and $809.5 million, respectively, based on interest rates that it believes is currently available to it for issuance of debt with similar terms and remaining maturities (see Note 6).

8. DISTRIBUTIONS OF AVAILABLE CASH

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

Our cash generating assets currently consist entirely of our partnership interests in ARLP, from which we receive quarterly cash distributions. At December 31, 2011, our assets consisted of the following partnership interests in ARLP: a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP; the IDRs in ARLP, which we hold through our 100% ownership interest in MGP; 15,544,169 common units of ARLP, representing approximately 42.3% of the common units of ARLP; and a 0.001% managing interest in Alliance Coal.

The following table summarizes the quarterly per unit distribution paid during the respective quarter:

	Year
	2011	2010	2009
First Quarter	$0.5275	$0.4525	$0.4025
Second Quarter	$0.5550	$0.4650	$0.4150
Third Quarter	$0.5825	$0.4825	$0.4275
Fourth Quarter	$0.6100	$0.5000	$0.4400

On January 27, 2012, we declared a quarterly distribution of $0.6375 per unit, totaling approximately $38.2 million, which was paid on February 17, 2012, to all unitholders of record on February 10, 2012.

9. INCOME TAXES

ARLP’s indirect subsidiary, Alliance Service, is subject to federal and state income taxes. Alliance Service’s income is principally due to its subsidiary, Matrix Design. Alliance Service has minor temporary differences between Matrix Design’s financial reporting basis and the tax basis of its assets and liabilities. Components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(337)	$1,517	$620
State	(75)	240	119

	(412)	1,757	739
Deferred:
Federal	(17)	(13)	(25)
State	(1)	(2)	(5)

	(18)	(15)	(30)

Income tax expense (benefit)	$(430)	$1,742	$709

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income taxes at statutory rate	$135,069	$112,967	$67,570

Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(135,204)	(111,345)	(66,939)

Increase/(decrease) resulting from:
State taxes, net of federal income tax	(7)	162	70
Other	(288)	(42)	8

Income tax expense (benefit)	$(430)	$1,742	$709

10. NONCONTROLLING INTERESTS

We apply the provisions of FASB ASC 810, Consolidation, which were amended on January 1, 2009 by FASB ASC 810-10-65 and FASB ASC 810-10-45-16 and also amended on January 1, 2010 by ASU 2009-17.

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

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (Note 1) and prior to January 1, 2010, a third-party ownership interest in MAC. The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	December 31,
	2011	2010
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,797)	$(303,816)
Non-Affiliates (ARLP’s non-affiliate limited partners)	556,285	449,411
Accumulated other comprehensive loss attributable to noncontrolling interests	(22,900)	(10,583)

Total noncontrolling interests	$229,588	$135,012

The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us. The total obligation associated with ARLP’s LTIP is also included in the Non-Affiliates component of noncontrolling interest.

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$61	$50	$27
Non-Affiliates (ARLP’s non-affiliate limited partners)	172,139	142,907	75,743
MAC	—	—	190

	$172,200	$142,957	$75,960

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009
Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$42	$36	$33
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	78,399	69,102	63,287

	$78,441	$69,138	$63,320

(1)	Distributions paid to noncontrolling interest, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP Partnership agreement.

The Affiliate component of noncontrolling interests represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership. After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering transaction in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million. SGP’s investment basis as of December 31, 2011 and 2010 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

11. WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and leaseback of certain reserves and surface rights, a coal handling and services agreement and a backstop equipment financing facility. The initial investment by the ARLP Partnership at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and the ARLP Partnership is committed to additionally fund approximately $330.5 million to $455.5 million over the next three to four years, of which $24.0 million was funded between the Transaction Date and December 31, 2011. The ARLP Partnership expects to fund these additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity. The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

WOR Properties acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons are currently being developed for future mining by White Oak and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where the Pattiki mine is located. The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights. In 2011, subsequent to the Transaction Date, WOR Properties provided $17.0 million to White Oak for development of the acquired coal reserves and has a remaining commitment of $34.6 million for further development funding. In conjunction with the Reserve Acquisition, WOR Properties entered into a Coal Mining Lease, Sublease and Development Agreement (“Coal Lease Agreement”) with White Oak, which provides White Oak the rights to develop and mine the acquired reserves. The Coal Lease Agreement requires, in consideration of the leaseback of the coal reserves and the funding of development of those coal reserves, White Oak to pay WOR Properties earned royalties when coal production begins and a fully recoupable minimum monthly royalty of $1.625 million during the period beginning January 1, 2015 and ending December 31, 2034. The lease term is through December 31, 2034, subject to certain renewal options for White Oak.

In addition, WOR Properties committed up to $54.6 million to purchase and leaseback up to an additional 100.0 million tons of coal reserves from White Oak during the next 12 to 24 months.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, WOR Processing made an equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak. White Oak and WOR Processing agreed to an additional investment in Series A Units by WOR Processing of at least $114.3 million (for a minimum total of $150.0 million), and WOR Processing committed to invest up to an additional $125.0 million in Series A Units to the extent required for development or operation of the White Oak Mine No. 1 mine, and subject to certain rights and obligations of other White Oak owners to participate in such investment. In 2011, subsequent to the Transaction Date, WOR Processing purchased $7.0 million of additional Series A Units, bringing the total investment in Series A Units to $42.7 million at December 31, 2011.

The Series A Units are entitled to receive 100% of all distributions made by White Oak until such time as the Series A Units have realized a defined minimum return, after which the Series A Units will receive distributions based on a participation percentage determined in accordance with the White Oak operating agreement. In addition, the Series A Units contain certain liquidation preferences that require, upon an event of liquidation, the minimum return provision must be satisfied on a priority basis over other classes of White Oak equity. Assuming a $150.0 million investment in Series A Units, WOR Processing’s ownership interest in White Oak will be 20.0% and it will be entitled to receive 20.0% of all distributions subsequent to satisfaction of the Series A Units minimum return. WOR Processing’s ownership interest and distribution participation percentage in White Oak may increase with additional investments in the Series A Units up to a maximum of 40.0% for an investment of $275.0 million in the Series A Units. WOR Processing’s ownership and member’s voting interest in White Oak at December 31, 2011 was 6.6% based upon currently outstanding voting units. The remainder of the equity ownership in White Oak, represented by Series B Units, is held by other investors and members of White Oak management.

There are four primary activities the ARLP Partnership believes most significantly impact White Oak’s economic performance. These primary activities are associated with financing, capital, operating and marketing of White Oak’s development and operation of the mine areas covered by the agreements. The ARLP Partnership has various protective or participating rights related to these primary activities, such as minority representation on White Oak’s board of directors, restrictions on indebtedness and other obligations, the ability to assume control of White Oak’s board of directors in certain circumstances, such as an event of default by White Oak, and the right to approve certain coal sales agreements that represent a significant concentration of White Oak’s coal sales, among others. The ARLP Partnership undertook an extensive review of all such rights provided to WOR Processing and the ARLP Partnership concluded all such rights are protective or participating in nature and do not provide WOR Processing or the ARLP Partnership the ability to unilaterally direct any of the four primary activities of White Oak that most significantly impact its economic performance. However, the agreements provide the ARLP Partnership the ability to exert significant influence over these activities. As such, WOR Processing’s interest in White Oak is recognized as an equity investment in affiliate in our consolidated balance sheets. The ARLP Partnership accounts for WOR Processing’s ownership interest in White Oak under the equity method of accounting, with recognition of its ownership interest in the income or loss of White Oak as equity income/(loss) in our consolidated statements of income. As of December 31, 2011, WOR Processing had invested $42.7 million in Series A Units of White Oak equity, which represents the ARLP Partnership’s current maximum exposure to loss as a result of its involvement with White Oak. White Oak made no distributions from the Transaction Date through December 31, 2011.

WOR Processing’s equity in earnings or losses of affiliates are recorded under the HLBV method of accounting due to the preferences WOR Processing receives on distributions. Under the HLBV method, the ARLP Partnership determines WOR Processing’s share of White Oak earnings or losses by determining the difference between its claim to White Oak’s book value at the end of the period as compared to the beginning of the period. WOR Processing’s claim on White Oak’s book value is calculated as the amount it would receive if White Oak were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors, other investors and WOR Processing according to the respective priorities. For the period from the Transaction Date through December 31, 2011, the ARLP Partnership was allocated losses of $4.3 million. There were no losses allocated to the ARLP Partnership for any period prior to the Transaction Date.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement (“Services Agreement”) with White Oak pursuant to which WOR Processing will construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak Mine No. 1 mine. The Services Agreement requires White Oak to pay a throughput fee for these services of $5.00 per ton of feedstock coal processed through the preparation plant up to a minimum throughput quantity (and, beginning in January 2015, to pay any deficiency if less than the minimum tonnage is throughput) and $2.40 per ton for quantities in excess of the minimum throughput quantity. The minimum throughput quantity is 666,667 tons of feedstock coal per month. The term of the Services Agreement is through December 31, 2034. The expected cost to construct the facilities contemplated by the Services Agreement is approximately $99.5 million and will be expended by WOR Processing over the next three years. In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse (“Construction Loan”). The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015. White Oak has not utilized any amounts available under the Construction Loan as of December 31, 2011.

Equipment Financing Commitment

Also on the Transaction Date, the Intermediate Partnership committed to provide $100.0 million of fully collateralized equipment financing with a five-year term to White Oak for the purchase of coal mining equipment should other third-party funding sources not be available. White Oak had not utilized any amounts available under the equipment financing as of December 31, 2011.

12. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The ARLP Partnership’s eligible employees currently participate in a defined contribution profit sharing and savings plan (“PSSP”) that it sponsors. The PSSP covers substantially all regular full-time employees. PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The ARLP Partnership makes matching contributions based on a percent of an employee’s eligible compensation and also makes an additional nonmatching contribution. The ARLP Partnership’s contribution expense for the PSSP was approximately $15.6 million, $13.3 million and $11.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increases in contribution expense are primarily attributable to increased headcount and higher salaries and wages included in the matching calculation.

Defined Benefit Plan—Eligible employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) that it sponsors. The benefit formula for the Pension Plan is a fixed-dollar unit based on years of service. Effective during 2008, new employees of these participating operations are no longer eligible to participate in the Pension Plan, but are eligible to participate in the PSSP that the ARLP Partnership sponsors. Additionally, certain employees participating in the Pension Plan, for some of those participating operations, had the one-time option during 2008 to remain in the Pension Plan or participate in enhanced benefit provisions under the PSSP.

Beginning with the year ended December 31, 2009, we adopted amendments to FASB ASC 715, Compensation—Retirement Benefits. These amendments required us to provide more detailed annual disclosures of Pension Plan assets, concentrations of risk within Pension Plan assets, and valuation techniques used to measure the fair value of Pension Plan assets.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2011 and 2010 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2011 and 2010, respectively (dollars in thousands):

	2011	2010
Change in benefit obligations:
Benefit obligations at beginning of year	$57,278	$57,790
Service cost	2,312	2,214
Interest cost	3,184	2,924
Actuarial (gain) loss	12,260	(4,625)
Benefits paid	(1,304)	(1,025)

Benefit obligations at end of year	73,730	57,278

Change in plan assets:
Fair value of plan assets at beginning of year	43,982	38,094
Employer contribution	4,860	3,159
Actual return on plan assets	(1,346)	3,754
Benefits paid	(1,304)	(1,025)

Fair value of plan assets at end of year	46,192	43,982

Funded status at the end of year	$(27,538)	$(13,296)

Amounts recognized in balance sheet:
Non-current liability	$(27,538)	$(13,296)

	$(27,538)	$(13,296)

Amounts recognized in accumulated other comprehensive income consists of:
Net actuarial loss	$(28,620)	$(11,673)

Weighted-average assumptions to determine benefit obligations as of December 31,
Discount rate	4.49%	5.56%
Expected rate of return on plan assets	7.90%	8.35%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	5.56%	5.88%
Expected return on plan assets	8.35%	8.35%

The actuarial loss component of the change in benefit obligation in 2011 was primarily attributable to decreases in the discount rate and the actual rate of return on plan assets at December 31, 2011 compared to December 31, 2010. The actuarial gain component of the change in benefit obligation in 2010 was primarily attributable to an update in assumptions related to Pension Plan participant retirement age.

The expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long-term historical rates of return for each asset class. The Pension Plan’s expected long-term rate of return of 7.90% is determined by the above factors and an asset allocation assumption of 60.0% invested in domestic equity securities with an expected long-term rate of return of 9.10%, 20.0% invested in international equities with an expected long-term rate of return of 5.84% and 20.0% invested in fixed income securities with an expected long-term rate of return of 6.60%. Expected long-term rate of return is based on a 20-year-average annual total return for each investment group. The actual return on plan assets was (2.7)% and 10.4% for the years ended December 31, 2011 and 2010, respectively.

	2011	2010	2009
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,312	$2,214	$2,580
Interest cost	3,184	2,924	3,083
Expected return on plan assets	(3,877)	(3,270)	(2,518)
Amortization of net loss	537	366	1,499

Net periodic benefit cost	$2,156	$2,234	$4,644

	2011	2010
	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$17,483	$(5,110)
Reversal of amortization item:
Net actuarial gain	(537)	(366)

Total recognized in accumulated other comprehensive (income) loss	16,946	(5,476)
Net periodic benefit cost	2,156	2,234

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$19,102	$(3,242)

Estimated future benefit payments as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$1,434
2013	1,638
2014	1,846
2015	2,096
2016	2,349
2017-2021	16,137

$25,500

The ARLP Partnership expects to contribute $5.4 million to the Pension Plan in 2012. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2012 fiscal year is $1.7 million.

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

The ARLP Partnership had unfunded benefit obligations of approximately $27.5 million and $13.3 million at December 31, 2011 and 2010. In general, increases in benefit obligations will be offset by employer contributions and market returns. However, general market conditions may result in market losses. When the Pension Plan experiences market losses, significant variations in the funded status of the Pension Plan can, and often do, occur. Actuarial methods utilized in determining required future employer contributions take into account the long-term effect of market losses and result in increased future employer contributions, thus offsetting such market losses. Conversely, the long-term effect of market gains will result in decreased future employer contributions. Total account performance is reviewed at least annually, using a dynamic benchmark approach to track investment performance.

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

Domestic equity securities primarily include investments in individual common stocks or registered investment companies that hold positions in companies that are based in the U.S. Foreign equity securities primarily include investments in individual common stocks or registered investment companies that hold positions in companies based outside the U.S. Fixed income securities primarily include individual bonds or registered investment companies that hold positions in U.S. Treasuries, U.S. government obligations, corporate bonds, mortgage-backed securities and preferred stocks. Short-term market conditions may result in actual asset allocations that fall outside the minimum or maximum guidelines reflected in the Policy Statement.

	2011	2010
Asset allocations as of December 31,

Domestic equity securities	64%	59%
Foreign equity securities	16%	21%
Fixed income securities/cash	20%	20%

	100%	100%

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

As required by FASB ASC 715, the following information discloses the fair values of the Pension Plan assets, by asset category, for the periods indicated (in thousands):

	December 31, 2011			December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$467	$—	$—	$839	$—	$—
Equity securities (a):
U.S. large-cap growth	5,404	—	—	6,151	—	—
U.S. large-cap value	6,744	—	—	5,922	—	—
International large-cap core	—	—	—	2,725	—	—
Fixed income securities:
U.S. Treasury securities (b)	1,815	—	—	1,552	—	—
Corporate bonds (c)	—	2,093	—	—	1,754	—
Preferred stock (a)	—	—	—	184	—	—
Taxable municipal bonds (c)	—	315	—	—	271	—
International bonds (c)	—	528	—	—	673	—
Equity mutual funds (d):
U.S. large-cap growth	—	3,902	—	—	225	—
U.S. large-cap value	—	2,628	—	—	747	—
U.S. mid-cap growth	—	3,688	—	—	4,172	—
U.S. mid-cap value	—	3,782	—	—	4,059	—
U.S. small cap growth	—	1,887	—	—	2,627	—
U.S. small cap value	—	1,907	—	—	2,195	—
International	—	5,513	—	—	4,020	—
Emerging Markets	—	1,849	—	—	2,534	—
Fixed income mutual funds (d):
Corporate bond	—	602	—	—	879	—
Mortgage backed-securities	—	1,037	—	—	722	—
Intermediate investment grade bond	—	1,444	—	—	1,016	—
High yield bond	—	515	—	—	644	—
International bond	—	242	—	—	297	—
Stock market index options (e):
Puts	—	116	—	—	212	—
Calls	—	(361)	—	—	(438)	—
Accrued income (f)	—	75	—	—	—	—

Total	$14,430	$31,762	$—	$17,373	$26,609	$—

(a)	Equity securities include investments in publicly-traded common stock and preferred stock. Publicly-traded common stocks are traded on a national securities exchange and investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned.
(b)	U.S. Treasury securities include agency and treasury debt. These investments are valued using dealer quotes in an active market.
(c)	Bonds are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. The corporate bonds and notes category is primarily comprised of U.S. dollar denominated, investment grade securities. Less than 5 percent of the securities have a rating below investment grade.
(d)	Mutual funds are valued daily in actively traded markets by an independent custodian for the investment manager. For purposes of calculating the value, portfolio securities and other assets for which market quotes are readily available are valued at market value. Market value is generally determined on a basis of last reported sales prices, or if not sales are reported, based on quotes obtained from a quotation reporting system, established market makers, or pricing services. Investments initially valued in currencies other than the U.S. dollars are converted to the U.S. dollar using exchange rates obtained from pricing services.
(e)	Options are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, reported trades, issuer spreads, and/or other applicable reference data.
(f)	Accrued income represents dividends declared, but not received, on equity securities owned at December 31, 2011.

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

On January 25, 2011, the MGP Compensation Committee determined that the vesting requirements for the 2008 grants of 91,100 restricted units (which is net of 2,500 forfeitures) had been satisfied as of January 1, 2011. As a result of this vesting, on February 11, 2011, the ARLP Partnership issued 58,886 unrestricted common units to ARLP LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the ARLP LTIP participants. On February 6, 2012, the MGP Compensation Committee authorized additional grants of 106,779 restricted units.

During the years ended December 31, 2011, 2010, and 2009 and the three months ended December 31, 2008, the ARLP Partnership issued grants of 108,416 units, 138,130 units, 9,625 units and 141,145 units, respectively. Grants issued during the year ended December 31, 2011 vest on January 1, 2014. Grants issued during the year ended December 31, 2010 vest on January 1, 2013. Grants issued during the year ended December 31, 2009 and the three months ended December 31, 2008 vest on January 1, 2012. Vesting of all grants is subject to the satisfaction of certain financial tests, which management currently believes is probable. As of December 31, 2011, 13,098 of these outstanding ARLP LTIP grants have been forfeited. On January 25, 2012, the MGP Compensation Committee determined that the vesting requirements for the 2009 grants of 9,125 restricted units (which is net of 500 forfeitures) and the grants issued during the three months ended December 31, 2008 of 135,305 restricted units (which is net of 5,840 forfeitures) had been satisfied as of January 1, 2012. As a result of this vesting, on February 14, 2012, the ARLP Partnership issued 93,938 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the ARLP LTIP participants. After consideration of the January 1, 2012 vesting and subsequent issuance of 93,938 common units, 2.3 million units remain available for issuance in the future, assuming that all grants issued in 2010 and 2011 and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

For the years ended December 31, 2011, 2010 and 2009, ARLP LTIP expense was $5.3 million, $4.1 million and $3.6 million, respectively. The total obligation associated with the ARLP LTIP as of December 31, 2011 and 2010 was $9.6 million and $7.6 million, respectively, and is included in noncontrolling interests in our consolidated balance sheets.

The fair value of the 2011, 2010 and 2009 grants is based upon the intrinsic value at the date of grant, which was $66.84, $39.59 and $25.60 per restricted unit, respectively, on a weighted average basis. The ARLP Partnership expects to settle the non-vested ARLP LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy the minimum statutory tax withholding requirements. As provided under the distribution equivalent rights provision of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distribution the ARLP Partnership makes to unitholders during the vesting period.

A summary of non-vested ARLP LTIP grants as of and for the year ended December 31, 2011 is as follows:

Non-vested grants at January 1, 2011	372,723
Granted	108,416
Vested	(91,100)
Forfeited	(5,821)

Non-vested grants at December 31, 2011	384,218

As of December 31, 2011, there was $6.5 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2011, the intrinsic value of the non-vested ARLP LTIP grants was $29.0 million.

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

SERP and Directors Deferred Compensation Plans

The ARLP Partnership has a SERP to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of “phantom” ARLP units. The SERP is administered by the MGP Compensation Committee.

Our directors participate in the AGP Deferred Compensation Plan, and the directors of MGP participate in the MGP Deferred Compensation Plan. Pursuant to the Deferred Compensation Plans, for amounts deferred either automatically or at the election of the director, a notional account is established and credited with notional common units of ARLP or AHGP, as appropriate, which are described in the Deferred Compensation Plans as “phantom” units.

Amounts that were payable under the SERP or Deferred Compensation Plans on or prior to January 1, 2011, were paid in either cash or common units of ARLP or AHGP, as appropriate. Effective for amounts that become payable after January 1, 2011, the Deferred Compensation Plans and the SERP require that vested benefits be paid to participants only in common units of ARLP or AHGP, as appropriate, and therefore the phantom units now qualify for equity award accounting treatment. As a result, we reclassified a total of $9.2 million of obligations for the SERP and the MGP Deferred Compensation Plan from other long-term liabilities to noncontrolling interests in our consolidated balance sheets as required under FASB ASC 718, Compensation-Stock Compensation, on January 1, 2011. In addition, we reclassified $0.7 million of obligations for the AGP Deferred Compensation Plan from due to affiliates to partners’ capital-limited partners’ in our consolidated balance sheets during the year ended December 31, 2011. For the years ended December 31, 2011 and 2010, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 13,725 and 13,944 phantom units, respectively, and the fair value of these phantom units was $72.83 and $65.76, respectively, on a weighted-average basis. For the years ended December 31, 2011 and 2010, AGP Deferred Compensation Plan participant notional account balances were credited with a total of 3,756 and 2,700 phantom units, respectively, and the fair value of these phantom units was $48.53 and $48.13, respectively, on a weighted-average basis. Total expense for the SERP and Deferred Compensation Plans was approximately $1.2 million, $4.3 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there were 171,902 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $12.6 million. As of December 31, 2011, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $10.2 million, which was included in noncontrolling interests’ in our consolidated balance sheets. The total obligation associated with the AGP Deferred Compensation Plan was $0.9 million and is included in partners’ capital-limited partners’ in our consolidated balance sheets. On February 14, 2012, the ARLP Partnership issued 5,270 ARLP common units to MGP directors under the MGP Deferred Compensation Plan. On February 21, 2012, we provided 9,049 AHGP common units to an AGP director under the AGP Deferred Compensation Plan.

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash Paid For:
Interest	$36,188	$30,787	$32,186

Income taxes	$300	$1,803	$226

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$24,979	$13,339	$20,819

Market value of ARLP common units vested in ARLP’s Long-Term Incentive Plan before minimum statutory tax withholding requirements	$6,572	$3,396	$2,333

Assets acquired by capital lease	$3,525	$—	$—

15. ASSET RETIREMENT OBLIGATIONS

The majority of the ARLP Partnership’s operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), which establish reclamation and mine closing standards. These regulations, among other requirements, require restoration of property in accordance with specified standards and an approved reclamation plan. The ARLP Partnership accounts for its asset retirement obligations in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. The ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates. Federal and state laws require bonds to secure the ARLP Partnership’s obligations to reclaim lands used for mining and are typically renewable on a yearly basis. As of December 31, 2011, the ARLP Partnership had approximately $70.6 million in surety bonds outstanding to secure the performance of its reclamation obligations.

Discounting resulted in reducing the accrual for asset retirement obligations by $71.3 million and $72.8 million at December 31, 2011 and 2010, respectively. Estimated payments of asset retirement obligations as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$1,506
2013	1,143
2014	1,257
2015	1,877
2016	15,265
Thereafter	122,568

Aggregate undiscounted asset retirement obligations	143,616
Effect of discounting	(71,274)

Total asset retirement obligations	72,342
Less: current portion	(1,506)

Asset retirement obligations	$70,836

The following table presents the activity affecting the asset retirement and mine closing liability (in thousands):

	Year ended December 31,
	2011	2010
Beginning balance	$58,227	$55,851
Accretion expense	2,546	2,574
Payments	(1,920)	(966)
Allocation of liability associated with acquisition, mine development and change in assumptions	13,489	768

Ending balance	$72,342	$58,227

For the year ended December 31, 2011, the allocation of liability associated with acquisition, mine development and change in assumptions is a net increase of $13.5 million which was primarily attributable to increased refuse site reclamation disturbances at the Mettiki, River View, MC Mining, Pontiki and Hopkins County Coal operations and new mine development work at ARLP’s Tunnel Ridge, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates. These increases were offset in part by reductions in the estimated impoundment cover material costs at Pattiki and completed reclamation work at certain inactive locations.

For the year ended December 31, 2010, the allocation of liability associated with acquisition, mine development and change in assumptions is a net increase of $0.8 million which was primarily attributable to increased refuse site reclamation disturbances at the Hopkins County Coal operation and new mine development work at Tunnel Ridge, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates. These increases were offset in part by a reduction in the impoundment cover material at Pontiki and MC Mining.

16. ACCRUED WORKERS’ COMPENSATION AND PNEUMOCONIOSIS BENEFITS

Certain of the ARLP Partnership’s mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents. In addition, the ARLP Partnership is liable for workers’ compensation benefits for traumatic injuries. Both black lung and traumatic claims are covered through the ARLP Partnership’s self-insured programs.

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

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers’ compensation laws also compensate survivors of workers who suffer employment related deaths. The ARLP Partnership’s liability for traumatic injury claims is the estimated present value of current workers’ compensation benefits, based on its actuarial estimates. The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 4.25% and 5.38% at December 31, 2011 and 2010, respectively, and for workers’ compensation was 3.75% and 4.70% at December 31, 2011 and 2010, respectively.

The black lung and workers’ compensation expense consists of the following components for the year ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Black lung benefits:
Service cost	$3,345	$2,359	$2,187
Interest cost	2,382	1,857	1,535
Net amortization	(222)	(176)	(536)

Total black lung	5,505	4,040	3,186
Workers’ compensation expense	18,996	16,776	21,585

Total expense	$24,501	$20,816	$24,771

The following is a reconciliation of the changes in the black lung benefit obligation recognized in accumulated other comprehensive income for the years ended December 31, 2011 and 2010 (in thousands);

	2011	2010
Net actuarial loss	$4,570	$6,871
Reversal of amortization item:
Net actuarial loss	222	176

Total recognized in accumulated other comprehensive income	$4,792	$7,047

The following is a reconciliation of the changes in workers’ compensation liability (including current and long-term liability balances) at December 31, 2011 and 2010 (in thousands):

	2011	2010
Beginning balance	$67,687	$63,220
Accruals	22,254	20,047
Payments	(11,235)	(9,944)
Interest accretion	3,174	3,332
Valuation gain	(8,679)	(8,968)

Ending balance	$73,201	$67,687

The following is a reconciliation of the changes in black lung benefit obligations at December 31, 2011 and 2010 (in thousands):

	2011	2010
Benefit obligations at beginning of year	$45,666	$34,855
Service cost	3,345	2,359
Interest cost	2,382	1,857
Actuarial loss	4,570	6,871
Benefits and expenses paid	(358)	(276)

Benefit obligations at end of year	$55,605	$45,666

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for black lung and workers’ compensation benefits at December 31, 2011 and 2010 (in thousands):

	2011	2010
Black lung claims	$55,605	$45,666
Workers’ compensation claims	73,201	67,687

Total obligations	128,806	113,353
Less current portion	(9,511)	(8,518)

Non-current obligations	$119,295	$104,835

Both the black lung and workers’ compensation obligations were unfunded at December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the ARLP Partnership had $69.6 million in surety bonds and letters of credit outstanding to secure its workers’ compensation obligations.

The Patient Protection and Affordable Care Act, which was signed into law by President Obama on March 23, 2010, amended previous legislation related to coal workers’ black lung providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to the ARLP Partnership’s current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to its black lung obligation at the December 31, 2010 measurement date. As of December 31, 2010, the ARLP Partnership recorded this estimate as an increase to its black lung liability and a decrease to its actuarial gain included in accumulated other comprehensive income on ARLP Partnership’s consolidated balance sheet. This increase to its obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as the ARLP Partnership does not have sufficient information to determine what, if any, claims will be filed until regulations are issued or claim development patterns are identified through future litigation of claims. The ARLP Partnership will continue to evaluate the impact of these changes on such claims and record any necessary changes in the period in which the impact is estimable.

17. RELATED-PARTY TRANSACTIONS

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

AGP—Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. The amounts billed by AGP to us include $0.4 million, $0.7 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, for costs principally related to the AGP Deferred Compensation Plan.

C-Holdings—At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Mr. Craft, as the lender (Note 6). The AHGP Credit Facility expired on April 1, 2011. For the years ended December 31, 2011, 2010 and 2009, we did not incur any interest expense or commitment fees to C-Holdings.

The ARLP Partnership’s Related-Party Transactions

The MGP Board of Directors and MGP Conflicts Committee review each of the ARLP Partnership’s related-party transactions to determine that such transactions reflect market-clearing terms and conditions. As a result of these reviews, the MGP Board of Directors and MGP Conflicts Committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

Administrative Services—On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP. The Administrative Services Agreement superseded the administrative services agreement signed in connection with our initial public offering in 2006. Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.2 million, $0.2 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, from ARH II. This administrative service revenue is included in other sales and operating revenues in our consolidated statements of income.

Affiliate Contribution—During December 2011, an affiliated entity controlled by Mr. Craft contributed to us $5.0 million for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses. Upon our receipt of the contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

White Oak—On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and leaseback of certain reserves and surface rights, a coal handling and services agreement and a backstop equipment financing facility. See Note 11 for further information on these related party transactions.

SGP Land, LLC—On May 2, 2007, SGP Land, a subsidiary of SGP, entered into a time-sharing agreement with Alliance Coal concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time-sharing agreement as amended, the ARLP Partnership reimbursed SGP Land $1.0 million, $0.8 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, for use of the aircraft.

In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during each of the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, $2.4 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP—In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH. In connection with this acquisition, the ARLP Partnership assumed a coal lease with SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, $20.6 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production. In August 2010, the coal lease was amended to include approximately 34.4 million additional clean tons of recoverable coal reserves in the proven and probable categories.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to match the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.

The ARLP Partnership has a noncancelable lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the original lease, the ARLP Partnership made monthly payments of approximately $0.2 million through January 2011. Effective February 1, 2011, the lease was amended to extend the term through January 2017 and modify other terms, including reducing the monthly payments to approximately $50,000. The lease arrangement is considered a capital lease based on the terms of the new arrangement. Lease payments for the years ended December 31, 2011, 2010 and 2009 were $0.8 million, $2.6 million and $2.6 million, respectively.

The ARLP Partnership has agreements with two banks to provide letters of credit in an aggregate amount of $31.1 million (Note 6). SGP previously guaranteed $5.0 million of these outstanding letters of credit. These guarantees were released on May 4, 2011.

18. COMMITMENTS AND CONTINGENCIES

Commitments—The ARLP Partnership leases buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. The ARLP Partnership also has a noncancelable lease with SGP (Note 17) and a noncancelable lease for equipment under a capital lease obligation. Future minimum lease payments are as follows (in thousands):

		Other Operating Leases
Year Ending December 31,	Capital Lease	Affiliate	Others	Total
2012	$758	$240	$1,512	$1,752
2013	701	—	824	824
2014	630	—	367	367
2015	617	—	367	367
2016	617	—	367	367
Thereafter	51	—	643	643

Total future minimum lease payments	$3,374	$240	$4,080	$4,320

Less: amount representing interest	(201)

Present value of future minimum lease payments	3,173
Less: current portion	(676)

Long-term capital lease obligation	$2,497

Rental expense (including rental expense incurred under operating lease agreements) was $5.3 million, $7.2 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Contractual Commitments—In connection with planned capital projects, the ARLP Partnership had contractual commitments of approximately $161.9 million at December 31, 2011. As of December 31, 2011, the ARLP Partnership had commitments to purchase, from external production sources, coal at an estimated cost up to $37.5 million in 2012.

On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. The ARLP Partnership’s various investments related to White Oak as of December 31, 2011 were $93.5 million and it expects to additionally fund approximately $306.5 million to $431.5 million over the next three to four years. The ARLP Partnership plans to utilize existing cash balances, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity to fund the commitments to the White Oak project. For more information on the White Oak transactions, please read Note 11.

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

Other—During September 2011, the ARLP Partnership completed its annual property and casualty insurance renewal with various insurance coverages effective October 1, 2011. The aggregate maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90-day waiting period for underground business interruption and a $10.0 million overall aggregate deductible. The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

19. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

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

		Year Ended December 31,
	Segment (Note 20)	2011 (1)	2010 (1)	2009
Customer A	Illinois Basin	$249,047	$191,225	$140,921
Customer B	Illinois Basin	231,838	279,516	120,915
Customer C	Northern Appalachia	—	—	129,265
Customer D	Illinois Basin	—	—	122,961

Trade accounts receivable from these customers totaled approximately $34.1 million and $35.9 million at December 31, 2011 and 2010, respectively. The ARLP Partnership’s bad debt experience has historically been insignificant. Financial conditions of the ARLP Partnership’s customers could result in a material change to its bad debt expense in future periods. The ARLP Partnership has various coal agreements with its significant customers with expiration dates ranging from 2012 to 2016.

(1)	Customer C & D are below the 10% threshold of total revenues for 2011 and 2010.

20. SEGMENT INFORMATION

The ARLP Partnership operates in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users. The ARLP Partnership aggregates multiple operating segments into five reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia, White Oak and Other and Corporate. The first three reportable segments correspond to the three major coal producing regions in the eastern U.S. Similar economic characteristics for the ARLP Partnership’s operating segments within each of these three reportable segments include coal quality, coal seam height, mining and transportation methods and regulatory issues. The White Oak reportable segment includes the ARLP Partnership’s activities associated with the White Oak longwall Mine No. 1 development project. These activities currently encompass an equity investment in White Oak, the purchase and funding of development of the White Oak coal reserves and the construction and operation of surface facilities.

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal’s Dotiki mining complex, Gibson mining complex which includes the Gibson North mine and the Gibson South project, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior’s mining complex, River View’s mining complex, which initiated operations in 2009, the Sebree property and certain properties of Alliance Resource Properties, and ARP Sebree, LLC. On July 25, 2011, the ARLP Partnership’s board of directors of its managing general partner approved development of the Gibson South mine, which is currently underway. The ARLP Partnership is in the process of permitting the Sebree property for future mine development.

The Central Appalachian reportable segment is comprised of two operating segments, the Pontiki and MC Mining mining complexes.

The Northern Appalachian reportable segment is comprised of multiple operating segments, including Mettiki (MD)’s mining complex, Mettiki (WV)’s Mountain View mining complex, two small third-party mining operations (one of which ceased operations in July 2011), the Tunnel Ridge mine and the Penn Ridge property. In May 2010, incidental production began from mine development activities at Tunnel Ridge, however, longwall production is not anticipated until the second quarter of 2012. The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

The White Oak reportable segment is comprised of two operating segments, WOR Properties and WOR Processing. WOR Processing includes both the ARLP Partnership’s surface operations at White Oak currently under construction and the equity investment in White Oak. WOR Properties owns coal reserves acquired from White Oak and is committed to fund future development of these reserves by White Oak. The White Oak reportable segment will also include loans made in the future to White Oak for the construction of surface facilities and the financing of mining equipment (Note 11).

Other and Corporate includes ARLP Partnership and AHGP marketing and administrative expenses, Matrix Design, Alliance Design (collectively, Matrix Design and Alliance Design are referred to as “Matrix Group”), the Mt. Vernon dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in MAC and certain properties of Alliance Resource Properties. Reportable segment results as of and for the years ended December 31, 2011, 2010 and 2009 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Reportable segment results as of and for the year ended December 31, 2011 were as follows:

Total revenues (2)	$1,313,148	$206,323	$274,233	$—	$64,667	$(15,168)	$1,843,203
Segment Adjusted EBITDA Expense (3)	786,116	151,101	203,317	155	59,526	(15,168)	1,185,047
Segment Adjusted EBITDA (4)	505,113	53,729	62,395	(4,407)	5,983	—	622,813
Total assets	787,923	96,099	452,407	89,690	309,213	(855)	1,734,477
Capital expenditures (5)	153,118	28,477	137,040	51,198	2,888	—	372,721

Reportable segment results as of and for the year ended December 31, 2010 were as follows:

Total revenues (2)	$1,202,442	$165,175	$219,211	$—	$44,730	$(21,815)	$1,609,743
Segment Adjusted EBITDA Expense (3)	717,040	128,318	163,876	—	38,743	(21,815)	1,026,162
Segment Adjusted EBITDA (4)	460,592	36,714	46,702	—	5,989	—	549,997
Total assets	745,626	81,818	313,515	—	367,199	(4,086)	1,504,072
Capital expenditures	149,149	10,012	128,961	—	1,752	—	289,874

Reportable segment results as of and for the year ended December 31, 2009 were as follows:

Total revenues (2)	$883,800	$181,029	$148,253	$—	$40,012	$(22,492)	$1,230,602
Segment Adjusted EBITDA Expense (3)	532,549	138,412	124,176	—	30,789	(22,122)	803,804
Segment Adjusted EBITDA (4)	315,542	41,149	15,552	—	9,192	(370)	381,065
Total assets	725,243	86,011	199,443	—	45,999	(2,429)	1,054,267
Capital expenditures	228,522	14,895	81,009	—	3,736	—	328,162

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from Matrix Group and MAC to the ARLP Partnership’s mining operations.
(2)	Revenues included in the Other and Corporate column are primarily attributable to Matrix Group revenues, Mt. Vernon transloading revenues, MAC rock dust revenues (2009 only) and brokerage sales.
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and consequently it does not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Year Ended December 31,
	2011	2010	2009
Segment Adjusted EBITDA Expense	$1,185,047	$1,026,162	$803,804

Outside coal purchases	(54,280)	(17,078)	(7,524)
Other income	983	851	1,247

Operating expenses (excluding depreciation depletion and amortization)	$1,131,750	$1,009,935	$797,527

(4)	Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, net interest expense, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership’s revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Consolidated Segment Adjusted EBITDA	$622,813	$549,997	$381,065
General and administrative	(54,991)	(54,215)	(42,875)
Depreciation, depletion and amortization	(160,335)	(146,881)	(117,524)
Interest expense, net	(21,574)	(29,858)	(29,781)
Income tax (expense) benefit	430	(1,742)	(709)

Net income	$386,343	$317,301	$190,176

(5)	Capital expenditures shown above for the year ended December 31, 2011, include reserves acquired from White Oak and related development funding of $33,841 and $16,959, respectively (Note 11).

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results in 2011 and 2010 is as follows (in thousands, except unit and per unit data):

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011 (1) (2)
Revenues	$423,172	$457,855	$487,657	$474,519
Income from operations	102,830	106,284	111,688	89,106
Net income	94,441	97,286	103,667	90,949
Net income of AHGP	51,507	53,412	57,108	52,116

Basic and diluted net income per limited partner unit	$0.86	$0.89	$0.95	$0.87

Weighted average number of units outstanding – basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010 (1)
Revenues	$380,617	$400,249	$410,356	$418,521
Income from operations	82,304	92,682	79,207	93,857
Net income	74,442	85,174	71,086	86,599
Net income of AHGP	41,028	46,234	39,484	47,598

Basic and diluted net income per limited partner unit	$0.69	$0.77	$0.66	$0.80

Weighted average number of units outstanding – basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000

(1)	The comparability of our December 31, 2011 and 2010 quarterly results were affected by a $13.6 million and $13.9 million decrease in the ARLP Partnership’s workers’ compensation liability, excluding discount rate changes, due to the completion of its annual actuarial study, which reflected a favorable development in the ARLP Partnership’s disability emergence patterns and claims estimates, as well as improved visibility of Mettiki (WV) claims experience.
(2)	During the quarter ended December 31, 2011, the ARLP Partnership corrected the interest rate used to account for capitalized interest to utilize the Partnership’s overall borrowing rate. This correction resulted in a $10.0 million increase in property, plant and equipment (net of $1.2 million of related depreciation, depletion and amortization) and an $11.2 million offsetting decrease to interest expense ($9.4 million of which was related to prior years). Management concluded the effect of the correction was not material to prior periods, 2011 results or the trend of earnings.

22. SUBSEQUENT EVENTS

On February 23, 2012, Alliance Coal entered into a definitive agreement with Green River Collieries, LLC (“Green River”) to acquire substantially all of its coal related assets located in Webster and Hopkins Counties, Kentucky. The transaction includes the Onton No. 9 mining complex and an estimated 40.0 million tons of coal reserves in the West Kentucky No. 9 coal seam. We currently anticipate closing of the transaction following the completion by Green River of certain closing requirements.

Other than the event described above and those events described in Notes 8 and 13, there were no other subsequent events.

SCHEDULE II

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Balance At Beginning of Year	Additions Charged to Income	Deductions	Balance At End of Year
(in thousands)
2011
Allowance for doubtful accounts	$—	$—	$—	$—

2010
Allowance for doubtful accounts	$—	$—	$—	$—

2009
Allowance for doubtful accounts	$—	$—	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of December 31, 2011.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the AHGP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a- 15(f) under the Exchange Act. The AHGP Partnership’s internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that the AHGP Partnership’s assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the AHGP Partnership’s internal control over financial reporting. Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2011 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the AHGP Partnership.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2011, the AHGP Partnership’s internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Ernst & Young, LLP an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Alliance GP, LLC

and the Partners of Alliance Holdings GP, L.P.

We have audited Alliance Holdings GP, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alliance Holdings GP, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet Alliance Holdings GP, L.P. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, cash flows, and partners’ capital for the year then ended and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE GENERAL PARTNER

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our general partner. The following table shows information for current executive officers and members of the Board of Directors of our general partner as of the date of the filing of this Annual Report on Form 10-K. Executive officers and directors are elected until death, resignation, retirement, disqualification, or removal.

Name	Age	Position With Our General Partner [1]
Joseph W. Craft III	61	Chairman of the Board, President and Chief Executive Officer

Brian L. Cantrell	52	Senior Vice President and Chief Financial Officer

R. Eberley Davis	54	Senior Vice President, General Counsel and Secretary

Robert G. Sachse	63	Executive Vice President—Marketing

Charles R. Wesley	57	Executive Vice President

Thomas M. Wynne	55	Senior Vice President and Chief Operating Officer

Thomas M. Davidson, Sr.	75	Director and Member of Audit and Conflicts* Committees

Robert J. Druten	64	Director and Member of Audit and Conflicts Committees

Michael J. Hall	67	Director and Member of Audit* Committee

*	Indicates Chairman of Committee

[1]	Messrs. Sachse, Wesley and Wynne are officers of subsidiaries of our general partner as noted in their biographies below.

Joseph W. Craft III has been Chairman of the Board, President and Chief Executive Officer since November 2005. Mr. Craft has majority ownership of MGP, ARLP’s managing general partner, and owns indirectly ARLP’s special general partner and our general partner. Mr. Craft has served as President, Chief Executive Officer and a Director of MGP since 1999. Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company’s General Counsel and Chief Financial Officer. He is a former Chairman of the National Coal Council, a Board Member of the National Mining Association, a Director of American Coalition for Clean Coal Electricity, and a Director of BOK Financial Corporation (NASDAQ: BOKF) since April of 2007. Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

Brian L. Cantrell has been Senior Vice President and Chief Financial Officer since November 2005. Mr. Cantrell also has served as Senior Vice President and Chief Financial Officer of MGP, the general partner of ARLP, since October 2003. Prior to his current position, Mr. Cantrell was President of AFN Communications, LLC from November 2001 to October 2003 where he had previously served as Executive Vice President and Chief Financial Officer after joining AFN in September 2000. Mr. Cantrell's previous positions include Chief Financial Officer, Treasurer and Director with Brighton Energy, LLC from August 1997 to September 2000; Vice President—Finance of KCS Medallion Resources, Inc.; and Vice President—Finance, Secretary and Treasurer of Intercoast Oil and Gas Company. Mr. Cantrell is a Certified Public Accountant and holds a Masters of Accountancy and Bachelor of Accountancy from the University of Oklahoma.

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

Charles R. Wesley became a Director of MGP in January 2009 and has been Executive Vice President of MGP since March 2009. Mr. Wesley has served in a variety of capacities since joining the company in 1974, including as Senior Vice President—Operations from August 1996 through February 2009. Mr. Wesley is a former Chairman of the Board of Directors of the Kentucky Coal Association and also has served the industry as past President of the West Kentucky Mining Institute and National Mine Rescue Association Post 11, and as a director of the Kentucky Mining Institute. Mr. Wesley holds a Bachelor of Science degree in Mining Engineering from the University of Kentucky. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Wesley should serve as a Director of MGP include his long history of significant involvement in the coal industry, his successful leadership of the Partnership's operations, and his knowledge and technical expertise in all aspects of producing and marketing coal.

Thomas M. Wynne has been Senior Vice President and Chief Operating Officer of MGP since March 2009. Mr. Wynne joined the company in 1981 as a mining engineer and has held a variety of positions with the company prior to his appointment in July 1998 as Vice President—Operations. Mr. Wynne has served the coal industry on the National Executive Committee for National Mine Rescue and previously as a member of the Coal Safety Committee for the National Mining Association. Mr. Wynne holds a Bachelor of Science degree in Mining Engineering from the University of Pittsburgh and a Masters of Business Administration degree from West Virginia University.

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

Robert J. Druten became a Director in January 2007. Mr. Druten is a member of the Audit and Conflicts Committees. From September 1994 until his retirement in August 2006, Mr. Druten served as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc. Mr. Druten holds a Bachelor of Science degree in Accounting from Kansas University as well as a Masters of Business Administration from Rockhurst University. Mr. Druten currently serves as a member of the Board of Directors of Kansas City Southern Industries, Inc. (NYSE: KSU), a transportation and financial services company, and is Chairman of its audit and finance committees. Mr. Druten is also a Trustee and Chairman of the Board of Entertainment Properties Trust (NYSE: EPR), a real estate investment trust focused on the acquisition of movie theatre complexes and other entertainment related properties, and is a member of its compensation, finance and governance committees. Mr. Druten previously served as a director of American Italian Pasta, from 2007 until it was acquired by Ralcorp Holdings in July, 2010, where he was the Chair of the Audit Committee and also served on the Compensation Committee. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Druten should serve as Director are demonstrated by his lengthy and distinguished service as Chief Financial Officer of Hallmark, including direct oversight of a public company subsidiary, and his extensive experience serving as a director of public companies in multiple industries.

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

Board of Directors

The leadership structure of our Board of Directors has been consistent since the Partnership’s inception. Mr. Craft, our President and Chief Executive Officer, is also the Chairman of our Board of Directors. We believe this structure is appropriate given Mr. Craft's significant ownership position in and proven leadership of the Partnership.

Our Board of Directors generally administers its risk oversight function through the board as a whole. Our President and Chief Executive Officer, who reports to the Board of Directors, and the other executives named above, who report to our President and Chief Executive Officer, have day-to-day risk management responsibilities. At the Board of Directors request, each of these executives attends the meetings of our Board of Directors, where the Board of Directors routinely receives reports on our financial results, the status of our operations and our safety performance, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management. Our Directors also regularly attend the meetings of the MGP Board of Directors where similar reports regarding the ARLP Partnership, as well as reports regarding the status of the ARLP Partnership operations and safety performance, are made. In addition, management provides a monthly report of the Partnership’s financial and operational performance to each member of the Board of Directors, which often prompts questions or feedback from the Board of Directors. The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from the Partnership’s internal auditor, who reports directly to the Audit Committee, and reviews the Partnership’s contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors. In addition, meetings of the Audit Committee typically are held concurrently with meetings of the MGP Audit Committee.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met eleven times during 2011. The Audit Committee’s activities included, but were not limited to, (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2011, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor. Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter. The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

Our independent registered public accounting firm, Ernst & Young LLP, is responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles. The Audit Committee reviewed with Ernst & Young LLP its judgment as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.

The Audit Committee discussed with Ernst & Young LLP the matters required to be discussed by the Statement of Auditing Standards (“SAS”) 114, The Auditor’s Communication with Those Charged with Governance, as may be modified or supplemented. The Audit Committee received written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communication with the audit committee regarding independence, and has discussed with Ernst & Young LLP its independence from management and the ARLP Partnership.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.

Members of the Audit Committee:
Michael J. Hall, Chairman Thomas M. Davidson, Sr. Robert J. Druten

Code of Ethics

We have adopted a code of ethics with which our President and Chief Executive Officer and our senior financial officers (including our principal financial officer and our principal accounting officer or controller) are expected to comply. The code of ethics is publicly available on our website under “Investor Information” at www.ahgp.com and is available in print without charge to any unitholder who requests it. Such requests should be directed to Investor Relations at (918) 295-1415. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to our President and Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2011 none of our officers and directors were delinquent with respect to any of the filing requirements under Rule 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The executive officers named in our Summary Compensation Table—(i) the President and Chief Executive Officer of our general partner, our principal executive officer, (ii) the Senior Vice President and Chief Financial Officer of our general partner, our principal financial officer, and (iii) our three most highly compensated executive officers for 2011 (collectively, the “Named Executive Officers”)—are also executive officers of MGP, ARLP’s managing general partner, of which we own 100% of the members interest. Our Named Executive Officers are also named in the Summary Compensation Table in Item 11 of the 2011 Form 10-K for ARLP. The compensation of our Named Executive Officers described below is their compensation as executive officers of MGP. We do not provide our Named Executive Officers any additional compensation.

Our Named Executive Officers spend the majority of their time managing the business of the ARLP Partnership, and the ARLP Partnership is responsible for the majority of their compensation. Therefore, our Board of Directors has delegated responsibility for decisions related to our Named Executive Officers’ compensation to the MGP Compensation Committee. Accordingly, this Compensation Discussion and Analysis primarily addresses the ARLP Partnership's compensation program as it relates to our Named Executive Officers.

We reimburse the ARLP Partnership for a portion of the compensation expense for certain of our Named Executive Officers pursuant to the Administrative Services Agreement. Based on the estimated time spent managing our affairs, the Board of Directors agreed that 5%, 4% and 8%, respectively, of the 2011 base salaries of Mr. Craft, the President and Chief Executive Officer of our general partner, Mr. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, and Mr. Davis, the Senior Vice President, General Counsel and Secretary of our general partner, would be allocated to us. None of the 2011 base salaries of Messrs. Sachse and Wynne were allocated to us. In addition, for 2011 we paid the ARLP Partnership a stipulated benefit burden equal to 39% of allocated base salary. We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes. The Board of Directors reviews these allocations annually to determine whether they are appropriate. Please see “Item 13. —Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

The ARLP Partnership’s Compensation Objectives and Philosophy

The compensation of our Named Executive Officers is designed to achieve two key objectives: (i) provide a competitive compensation opportunity to allow the ARLP Partnership to recruit and retain key management talent, and (ii) motivate and reward the executive officers for creating sustainable, capital-efficient growth in available cash to maximize the ARLP Partnership’s distributions to its unitholders. In making decisions regarding executive compensation, the MGP Compensation Committee reviews current compensation levels of other companies in the coal industry and other peers, considers the assessment of each of the other executives by MGP’s President and Chief Executive Officer, and uses its discretion to determine an appropriate total compensation package of base salary and short-term and long-term incentives. The MGP Compensation Committee intends for each executive officer’s total compensation to be competitive in the marketplace and to effectively motivate the officer. Based upon its review of the ARLP Partnership’s overall executive compensation program, the Board of Directors believes the program is appropriately applied to our Named Executive Officers and is necessary to attract and retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance unitholder value. Moreover, the Board of Directors believes the total compensation opportunities provided to our Named Executive Officers create alignment with our long-term interests and those of our unitholders. As a result, we do not maintain unit ownership requirements for our Named Executive Officers.

Setting Executive Compensation

Role of the MGP Compensation Committee

The MGP Compensation Committee discharges the MGP Board of Directors’ responsibilities relating to the ARLP Partnership’s executive compensation program. The MGP Compensation Committee oversees the ARLP Partnership’s compensation and benefit plans and policies, administers its incentive bonus and equity participation plans, and reviews and approves annually all compensation decisions relating to its Named Executive Officers. The MGP Compensation Committee is empowered by the MGP Board of Directors and by the MGP Compensation Committee's charter to make all decisions regarding compensation for the Named Executive Officers without ratification or other action by the MGP Board of Directors. The MGP Compensation Committee has the authority to secure services for executive compensation matters, legal advice, or other expert services, both from within and outside the company. While the MGP Compensation Committee is empowered to delegate all or a portion of its duties to a subcommittee, it has not done so.

The MGP Compensation Committee is composed of all directors of MGP who have been determined to be “independent” by the MGP Board of Directors in accordance with applicable NASDAQ Stock Market, LLC and SEC regulations.

Role of Executive Officers

Each year, the President and Chief Executive Officer of MGP submits recommendations to the MGP Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to the Named Executive Officers, excluding himself. The President and Chief Executive Officer bases his recommendations on his assessment each of the executive’s performance, experience, demonstrated leadership, job knowledge and management skills. The MGP Compensation Committee considers the recommendations of the President and Chief Executive Officer of MGP as one factor in making compensation decisions regarding the Named Executive Officers. Historically, and in 2011, the MGP Compensation Committee and the President and Chief Executive Officer have been substantially aligned on decisions regarding compensation of the Named Executive Officers. As executive officers are promoted or hired during the year, the President and Chief Executive Officer makes compensation recommendations to the MGP Compensation Committee and works closely with the MGP Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the MGP Compensation Committee. At the direction of the MGP Compensation Committee, the President and Chief Executive Officer and the Senior Vice President, General Counsel and Secretary of MGP attend certain meetings and work sessions of the MGP Compensation Committee.

Role of Compensation Consultants

The MGP Compensation Committee engaged Mercer (US) Inc. (“Mercer”) as an outside compensation consultant to assist it in collecting and analyzing peer group compensation information and in assessing the competitiveness of the ARLP Partnership’s compensation program for 2011. Mercer took instructions from and reported to the Chairman of the MGP Compensation Committee. Mercer reviewed published survey data and peer group proxy information, and provided a comparative analysis of competitive practices regarding base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.

Mercer analyzed survey sources published by Mercer and Watson Wyatt to collect compensation data for companies of similar size based on annual revenue. Mercer's peer group proxy analysis included Peabody Energy Corp, CONSOL Energy Inc., Arch Coal, Inc., Massey Energy Company, Alpha Natural Resources Inc., Patriot Coal Corp., Cloud Peak Energy, International Coal Group Inc., James River Coal Company and Westmoreland Coal Company. This peer group was selected by Mercer and approved by the MGP Compensation Committee. Mercer did not provide any non-executive compensation services for ARLP during 2011.

Use of Peer Group Comparisons and Survey Data

The MGP Compensation Committee believes that it is important to review and compare the ARLP Partnership’s performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually. In setting executive compensation in 2011, the MGP Compensation Committee reviewed the compensation information compiled by Mercer. The MGP Compensation Committee uses the peer group and survey data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers. The MGP Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

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

Each of our Named Executive Officers also receives supplemental retirement benefits through the Supplemental Executive Retirement Plan (“SERP”). In addition, all executive officers are entitled to customary benefits available to our employees generally, including group medical, dental, and life insurance and participation in our profit sharing and savings plan (“PSSP”). The ARLP Partnership’s PSSP is a defined contribution plan and includes an employer matching contribution of 75% on the first 3% of eligible compensation contributed by the employee, an employer non-matching contribution of 0.75% of eligible compensation, and an employer supplemental contribution of 5% of eligible compensation. The PSSP provides an additional means of attracting and retaining qualified employees by providing tax-advantaged opportunities for employees to save for retirement.

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

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of the core mining business. (EBITDA for the ARLP Partnership is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.) The aggregate cash available for awards under the STIP each year is dependent on the ARLP Partnership’s actual financial results for the year compared to the annual performance target, and it increases in relationship to the ARLP Partnership's EBITDA, as adjusted, exceeding the minimum threshold. The MGP Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion. In 2011, the MGP Compensation Committee approved a minimum financial performance target of $428.6 million in EBITDA from the ARLP Partnership’s current operations, normalized by excluding any charges for unit-based compensation and affiliate contributions, if any, and the ARLP Partnership exceeded the minimum target.

Awards to its Named Executive Officers each year are determined by and in the discretion of the MGP Compensation Committee. However, the MGP Compensation Committee does not establish individual target payout amounts for the Named Executive Officers’ STIP awards or otherwise communicate with the Named Executive Officers regarding their STIP awards or the payout amounts thereunder until the individual STIP awards are paid. As it does when reviewing base salaries, in determining individual awards under the STIP the MGP Compensation Committee considers its assessment of the individual’s performance, comparative compensation data of companies in our peer group and the recommendation of the President and Chief Executive Officer of MGP. The compensation expense associated with STIP awards is recognized by the ARLP Partnership in the year earned, with the cash awards payable in the first quarter of the following calendar year. Termination of employment of an executive officer for any reason prior to payment of a cash award will result in forfeiture of any right to the award, unless and to the extent waived by the MGP Compensation Committee in its discretion.

The performance measure for the STIP in 2012 will be EBITDA for current operations, excluding charges for unit-based compensation and affiliate contributions, if any. As discussed above, the MGP Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out. The MGP Compensation Committee believes that the STIP performance criteria for 2012 will be reasonably difficult to achieve and therefore support the key compensation objectives discussed above.

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

Restricted Units. Restricted units granted under the ARLP LTIP are “phantom” or notional units that upon vesting entitle the participant to receive an ARLP common unit. Restricted units granted under the ARLP LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided the ARLP Partnership achieves an aggregate performance target for that period. However, if a grantee’s employment is terminated for any reason prior to the vesting of any restricted units, those restricted units will be automatically forfeited, unless the MGP Compensation Committee, in its sole discretion, determines otherwise. The number of units actually distributed upon satisfaction of the applicable vesting requirements is reduced to cover the minimum statutory income tax withholding requirement for each individual participant based upon the fair market value of the common units as of the date of distribution. All grants of restricted units under the ARLP LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions the ARLP Partnership makes to unitholders during the vesting period.

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

The policy of the MGP Compensation Committee is to grant restricted common units pursuant to the ARLP LTIP to serve as a means of incentive compensation for performance. Therefore, no consideration will be payable by the ARLP LTIP participants upon receipt of the common units. Common units to be delivered upon the vesting of restricted units may be common units we already own, common units we acquire in the open market or from any other person, newly issued common units, or any combination of the foregoing. If we issue new common units upon payment of the restricted units instead of purchasing them, the total number of common units outstanding will increase.

The most recent grants under the ARLP LTIP, made February 6, 2012, will cliff vest on January 1, 2015 provided the ARLP Partnership achieves a target level of aggregate EBITDA for current operations, excluding charges for unit-based compensation, if any, for the period January 1, 2012 through December 31, 2014. The ARLP LTIP provides the MGP Compensation Committee with discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant. The MGP Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the ARLP LTIP will be reasonably difficult to satisfy and therefore support the key compensation objectives discussed above.

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

Supplemental Executive Retirement Plan

The ARLP Partnership maintains the SERP to help attract and motivate key employees, including its Named Executive Officers. The SERP is sponsored by Alliance Coal. Participation in the SERP aligns the interest of each Named Executive Officer with the interests of ARLP’s unitholders because all allocations made to participants under the SERP are made in the form of notional common units of ARLP, defined in the SERP as “phantom” units. The MGP Compensation Committee approves the SERP participants and their percentage allocations, and can amend or terminate the SERP at any time. All of the Named Executive Officers currently participate in the SERP.

Under the terms of the SERP, a participant is entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to his or her percentage allocation multiplied by the sum of the participant’s base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to the ARLP Partnership’s defined contribution PSSP for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions, which are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant’s termination from employment in ARLP common units equal to the number of phantom units then credited to the participant’s account, less the number of units required to satisfy the ARLP Partnership’s tax withholding obligations. A participant in the SERP is not entitled to an allocation for the year in which his termination from employment occurs, except as described below.

A participant in the SERP, including any of the Named Executive Officers, is entitled to receive an allocation under the SERP for the year in which his employment is terminated only if such termination results from one of the following events:

(1)	the participant’s employment is terminated other than for “cause”;

(2)	the participant terminates employment for “good reason”;

(3)	a change of control of the ARLP Partnership or MGP occurs and, as a result, the participant’s employment is terminated (whether voluntary or involuntary);

(4)	death of the participant;

(5)	the participant attains (or has attained) retirement age of 65 years; or

(6)	the participant incurs a total and permanent disability, which shall be deemed to occur if the participant is eligible to receive benefits under the terms of the long-term disability program the ARLP Partnership maintains.

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

Perquisites and Personal Benefits

The ARLP Partnership provides a limited amount of perquisites and personal benefits to the Named Executive Officers in keeping with the MGP Compensation Committee’s objectives to provide competitive compensation to motivate and reward executive officers for creating sustainable, capital-efficient growth in available cash. These perquisites and personal benefits typically include amounts for items such as tax preparation fees and social club dues.

Board of Directors Compensation Report

The Board of Directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Board of Directors’ review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Summary Compensation Table for 2011

The following table provides a summary of the total compensation paid to our Named Executive Officers by the ARLP Partnership for 2011. We do not provide our Named Executive Officers any additional compensation. Please see footnote (2) below for an explanation of the compensation amounts we reimburse to the ARLP Partnership.

Name and Principal Position	Year	Salary (2)	Bonus (3)	Unit Awards (4)	Option Awards (1)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (6)	Total
Joseph W. Craft III,	2011	$334,828	$—	$—	$—	$—	$—	$262,995	$597,823
President, Chief	2010	334,828	—	—	—	—	—	288,579	623,407
Executive Officer and Director	2009	341,267	—	—	—	—	—	197,634	538,901

Brian L. Cantrell,	2011	245,794	—	334,000	—	364,000	—	60,133	1,003,927
Senior Vice President—	2010	237,269	—	227,268	—	370,000	—	43,599	878,136
Chief Financial Officer	2009	233,873	—	—	—	175,000	—	40,724	449,597

R. Eberley Davis	2011	272,447	—	334,000	—	370,000	—	75,284	1,051,731
Senior Vice President,	2010	260,473	—	227,268	—	370,000	—	54,920	912,661
General Counsel and Secretary	2009	254,442	70,000	—	—	185,000	—	56,906	566,348

Robert G. Sachse,	2011	289,968	—	464,260	—	380,000	—	106,735	1,240,963
Executive Vice	2010	283,577	—	350,837	—	390,000	—	84,419	1,108,833
President-Marketing	2009	280,148	—	—	—	220,000	—	75,349	575,497

Thomas M. Wynne,	2011	319,887	—	467,600		370,000	—	65,926	1,223,413
Senior Vice President and	2010	305,384	—	332,828		390,000	—	50,173	1,078,385
Chief Operating Officer	2009	264,807	—	175,988		200,000	—	54,387	695,182

(1)	Column is not applicable.

(2)	The table below reflects the portion of the Named Executive Officers’ total compensation expense for 2010 allocated to us by the ARLP Partnership. Based on the estimated time each executive officer spent managing our affairs in 2011, the Board of Directors agreed that 5%, 4% and 8%, respectively, of the beginning of the year base salaries of Messrs. Craft, Cantrell and Davis would be allocated to us. In addition, for 2011, we were billed by the ARLP Partnership a stipulated benefit burden of 39% of allocated base salary. We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes. Pursuant to the Administrative Services Agreement, this percentage allocation is applied to the total allocated base salary cost of all employees of the ARLP Partnership who provide services to us, not just our Named Executive Officers, and is applied without regard to the amount of actual bonus, if any, received by any particular employee. Accordingly, the amounts shown are not indicative of the actual bonus, if any, received by Mr. Craft, Mr. Cantrell or Mr. Davis.

Name	Allocated Salary	Allocated Benefit Burden	Total Allocation of Compensation to Us	Allocated Salary as a % of Total Allocated Compensation
Joseph W. Craft III	$16,741	$6,529	$23,270	71.9%
Brian L. Cantrell	9,832	3,834	13,666	71.9%
R. Eberley Davis	21,796	8,500	30,296	71.9%

(3)	Amount represents a retention bonus paid to Mr. Davis in 2009.
(4)	The Unit Awards represent the aggregate grant date fair value of equity awards granted (computed in accordance with FASB ASC 718) to each Named Executive Officer under the ARLP LTIP in the respective year. Please see “Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the ARLP LTIP.” Messrs. Cantrell, Davis and Sachse received awards in January 2008 and October 2008. The MGP Compensation Committee approved the awards in October 2008 in lieu of making awards in January 2009.

(5)	Amounts represent the STIP bonus earned for the respective year. STIP payments are made in the first quarter of the year following the year in which they are earned. Other than this bonus, there were no other applicable bonuses earned or deferred associated with year 2011. Please see “Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards.”
(6)	For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000. A reconciliation of the amounts shown is as follows:

	Year	SERP	Profit Sharing Plan Employer Contribution	Perquisites (a)	Total
Joseph W. Craft	2011	$243,395	$19,600	$—	$262,995
	2010	205,058	19,600	63,921	288,579
	2009	178,034	19,600	—	197,634

Brian L. Cantrell	2011	40,533	19,600	—	60,133
	2010	24,617	18,982	—	43,599
	2009	22,014	18,710	—	40,724

R. Eberley Davis	2011	55,684	19,600	—	75,284
	2010	35,320	19,600	—	54,920
	2009	37,306	19,600	—	56,906

Robert G. Sachse	2011	70,764	19,600	16,371	106,735
	2010	49,260	19,600	15,559	84,419
	2009	41,854	19,600	13,895	75,349

Thomas M. Wynne	2011	46,326	19,600	—	65,926
	2010	30,573	19,600	—	50,173
	2009	22,582	19,600	12,205	54,387

a)	For Mr. Craft, the 2010 amount includes perquisites and other personal benefits totaling $63,921, comprising club dues of $8,621 and tax preparation fees of $55,300. For Mr. Sachse, the 2011 amount includes perquisites and other personal benefits totaling $16,371, comprising club dues of $13,091 and tax preparation fees of $3,280, the 2010 amount includes perquisites and other personal benefits totaling $15,559, comprising club dues of $6,479 and tax preparation fees of $9,080 and the 2009 amount includes perquisites and other personal benefits totaling $13,895, comprising club dues of $8,150 and tax preparation fees of $5,745. For Mr. Wynne, the 2009 amount includes perquisites and other personal benefits totaling $12,205, all of which were tax preparation fees.

Grants of Plan-Based Awards Table for 2011

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (3)	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Options Awards (1)	Grant Date Fair Value of Unit Awards (5)
Name	Grant Date	Approved Date	Threshold (8)	Target (7)	Maximum (8)	Threshold (4)	Target (2)	Maximum (4)
Joseph W. Craft, III	February 14, 2011	(6)					—		726			$54,886
	May 13, 2011	(6)					—		722			50,396
	August 12, 2011	(6)					—		796			56,428
	November 14, 2011	(6)					—		808			59,994
	December 30, 2011	January 26, 2012					—		287			21,691

							—		3,339			243,395

Brian L. Cantrell	January 25, 2011	January 25, 2011					5,000		—			334,000
	February 14, 2011	(6)					—		35			2,646
	May 13, 2011	(6)					—		35			2,443
	August 12, 2011	(6)					—		38			2,694
	November 14, 2011	(6)					—		39			2,896
	December 30, 2011	January 26, 2012					—		395			29,854
		February 6, 2012		$364,000			—		—			—

				364,000			5,000		542			374,533

R. Eberley Davis	January 25, 2011	January 25, 2011					5,000		—			334,000
	February 14, 2011	(6)					—		32			2,419
	May 13, 2011	(6)					—		32			2,234
	August 12, 2011	(6)					—		35			2,481
	November 14, 2011	(6)					—		36			2,673
	December 30, 2011	January 26, 2012					—		607			45,877
		February 6, 2012		370,000			—		—			—

				370,000			5,000		742			389,684

Robert G. Sachse	January 25, 2011	January 25, 2011					6,950		—			464,260
	February 14, 2011	(6)					—		47			3,553
	May 13, 2011	(6)					—		47			3,281
	August 12, 2011	(6)					—		52			3,686
	November 14, 2011	(6)					—		52			3,861
	December 30, 2011	January 26, 2012					—		746			56,383
		February 6, 2012		380,000			—		—			—

				380,000			6,950		944			535,024

Thomas M. Wynne	January 25, 2011	January 25, 2011					7,000		—			467,600
	February 14, 2011	(6)					—		49			3,704
	May 13, 2011	(6)					—		49			3,420
	August 12, 2011	(6)					—		54			3,828
	November 14, 2011	(6)					—		55			4,084
	December 30, 2011	January 26, 2012					—		414			31,290
		February 6, 2012		370,000			—		—			—

				$370,000			7,000		621			$513,926

(1)	Column not applicable.
(2)	These awards are grants of restricted units pursuant to the ARLP LTIP. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP.”
(3)	These awards are phantom units added to each Named Executive Officer’s SERP notional account balance. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan.”

(4)	Grants of restricted units under the ARLP LTIP are not subject to minimum thresholds, targets or maximum payout conditions. However, the vesting of these grants is subject to the satisfaction of certain performance criteria. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP.”
(5)	The ARLP Partnership calculated the fair value of the ARLP LTIP awards using a value of $66.80 per unit, the unit price applicable for 2011 grants. The ARLP Partnership calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted. Phantom units granted under the SERP vest on the date granted.
(6)	In accordance with the provisions of the SERP, a participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions when we pay a distribution to our common unitholders, which is added to the account balance in the form of phantom units. These contributions are made in accordance with the SERP plan document, which has been approved by the MGP Compensation Committee. Therefore, these contributions are not separately approved by the MGP Compensation Committee.
(7)	These amounts represent awards pursuant to the STIP. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards” for additional information regarding the STIP awards.
(8)	Awards under the STIP are subject to a minimum financial performance target each year. However, determination of individual awards under the STIP is based upon an assessment of the Named Executive Officer’s performance, comparative compensation data of companies in our peer group and recommendation of MGP’s President and Chief Executive Officer. The STIP does not specify any threshold or maximum payout amounts. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards” for additional information regarding the STIP awards.

Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table

Annual Cash Incentive Bonus Awards

Under the STIP, the Named Executive Officers are eligible for cash awards for the ARLP Partnership achieving an annual financial performance target. The annual performance target is recommended by the MGP’s President and Chief Executive Officer and approved by the MGP Compensation Committee, typically in January of each year. The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of the core mining business. (The ARLP Partnership’s EBITDA is calculated as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.) The aggregate cash available for awards under the STIP each year is dependent on the ARLP Partnership’s actual financial results for the year compared to the annual performance target. The cash available generally increases in relationship to the ARLP Partnership’s EBITDA, as adjusted, exceeding the minimum financial performance target and is subject to adjustment by the MGP Compensation Committee in its discretion. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards.”

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

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

Name	Year	Salary and Bonus ($)	Total Compensation ($)	Salary and Bonus as a % of Total Compensation
Joseph W. Craft III	2011	$334,828	$597,826	56.0%
	2010	334,828	623,407	53.7%
	2009	341,267	538,901	63.3%

Brian L. Cantrell	2011	245,794	1,003,927	24.5%
	2010	237,269	878,136	27.0%
	2009	233,873	449,597	52.0%

R. Eberley Davis	2011	272,447	1,051,731	25.9%
	2010	260,473	912,661	28.5%
	2009	324,442	566,348	57.3%

Robert G. Sachse	2011	289,968	1,240,963	23.4%
	2010	283,577	1,108,833	25.6%
	2009	280,148	575,497	48.7%

Thomas M. Wynne	2011	319,887	1,223,413	26.1%
	2010	305,384	1,078,385	28.3%
	2009	264,807	695,182	38.1%

Outstanding ARLP Equity Awards at Fiscal Year-End 2011 Table

Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexerciseable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price (1)	Option Expiration Date (1)	Market Value of Units That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested (3)
Joseph W. Craft III							—	$—
Brian L. Cantrell							17,867	1,350,388
R. Eberley Davis							17,867	1,350,388
Robert G. Sachse							22,939	1,733,730
Thomas M. Wynne							22,534	1,703,120

(1)	Column is not applicable.
(2)	Amounts represent restricted units awarded under the ARLP LTIP that were not vested as of December 31, 2011. Subject to the ARLP Partnership achieving financial performance targets, the units vested, or will vest, as follows: For Messrs. Cantrell and Davis, 7,125 units on January 1, 2012, 5,742 units on January 1, 2013 and 5,000 on January 1, 2014; for Mr. Sachse, 7,125 on January 1, 2012, 8,864 units on January 1, 2013 and 6,950 on January 1, 2014; and for Mr. Wynne, 7,125 units on January 1, 2012, 8,409 units on January 1, 2013 and 7,000 on January 1, 2014. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP." All grants of restricted units under the ARLP LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions the ARLP Partnership makes to unitholders during the vesting period.
(3)	Stated values are based on $75.58 per unit, the closing price of ARLP’s common units on December 30, 2011, the final market trading day of 2011.

Option Exercises and Units Vested Table for 2011

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (1)	Value Realized on Exercise (1)	Number of Units Acquired on Vesting (2)	Value Realized on Vesting (2)
Joseph W. Craft III			—	$—
Brian L. Cantrell			5,800	393,530
R. Eberley Davis			5,800	393,530
Robert G. Sachse			5,800	393,530
Thomas M. Wynne			—	—

(1)	Column is not applicable.
(2)	Amounts represent the number and value of restricted units granted under the ARLP LTIP that vested in 2011. All of these units vested on January 1, 2011 and are valued at $67.85 per unit, the closing price on January 3, 2011, the first market trading date of 2011. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP.”

Pension Benefits Table for 2011

Name	Plan Name	Year	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year
Joseph W. Craft III	SERP	2011		$4,810,743	$—
Brian L. Cantrell	SERP	2011		256,367	—
R. Eberley Davis	SERP	2011		255,763	—
Robert G. Sachse	SERP	2011		363,691	—
Thomas M. Wynne	SERP	2011		352,052	—

(1)	Column not applicable because no provision of the SERP is affected by years of service.
(2)	Amounts represent the Named Executive Officer’s cumulative notional account balance of phantom units valued at $75.58, the closing price of ARLP’s common units on December 30, 2011, the final market trading day of 2011. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan.”

Narrative Discussion Relating to the Pension Benefits Table for 2011

Supplemental Executive Retirement Plan

Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to their percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant’s termination or death in ARLP common units equal to the number of phantom units then credited to the participant’s account, subject to reduction of the number of units distributed to cover withholding obligations. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan.”

Potential Payments Upon a Termination or Change of Control

Each of our Named Executive Officers is eligible to receive accelerated vesting and payment under the ARLP LTIP and the SERP upon certain terminations of employment or upon our change in control. Upon a “change of control,” as defined in the ARLP LTIP, all awards outstanding under the ARLP LTIP will automatically vest and become payable or exercisable, as the case may be, in full. In this regard, all restricted periods shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. The ARLP LTIP defines a “change in control” as one of the following events: (1) any sale, lease, exchange or other transfer of all or substantially all of ARLP’s assets or MGP’s assets to any person other than a person who is ARLP’s affiliate; (2) the consolidation or merger of MGP with or into another person pursuant to a transaction in which the outstanding voting interests of MGP is changed into or exchanged for cash, securities or other property, other than any such transaction where (a) the outstanding voting interests of MGP are changed into or exchanged for voting stock or interests of the surviving corporation or its parent and (b) the holders of the voting interests of MGP immediately prior to such transaction own, directly or indirectly, not less than a majority of the voting stock or interests of the surviving corporation or its parent immediately after such transaction; or (3) a person or group being or becoming the beneficial owner of more than 50% of all voting interests of MGP then outstanding.

The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in “Item 11. Pension Benefits Table for 2011” and the amounts each of the Named Executive Officers could receive under the ARLP LTIP have been previously disclosed in “Item 11. Outstanding ARLP Equity Awards at Fiscal Year-End 2011 Table”, in each case assuming the triggering event occurred on December 31, 2011. The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

Director Compensation

The compensation of the directors of our general partner, AGP, is set by the Board of Directors. Mr. Craft, our only employee director, receives no director compensation. The directors of AGP devote 100% of their time as directors of AGP to the business of the AHGP Partnership.

Director Compensation Table for 2011

Name	Fees earned or Paid in Cash ($)(2)	Unit Awards ($) (3)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(4)	Total ($)
Michael J. Hall	$82,500	$5,197	$—	$—	$—	$—	$87,697
Thomas M. Davidson	155,000	10,196	—	—	—	—	165,196
Robert J. Druten	—	166,867	—	—	—	4,575	171,442

(1)	Column is not applicable.
(2)	Amounts represent annual retainer paid in cash. Each non-employee director is eligible to defer all or part of the annual retainer pursuant to a deferred compensation plan that is administered by the Board of Directors. Please see Narrative to Directors Compensation Table, below.
(3)	Amounts represent the grant date fair value of equity awards in 2011 related to deferrals of annual retainer and distributions earned on deferred units. Please see Narrative to Director Compensation Table, below. At December 31, 2010, each director had the following number of “phantom” AHGP common units credited to his notional account under the deferred compensation plan:

Name	Deferred Compensation Plan (in Units)
Michael J. Hall	4,590
Thomas M. Davidson	2,301
Robert J. Druten	11,036

(4)	Matching charitable contribution. We match individual contributions of $25 or more to educational institutions and not-for-profit organizations on a one-to-one basis up to $5,000 per individual, per calendar year.

Narrative to Directors Compensation Table

Our directors’ compensation includes an annual cash retainer paid quarterly in advance on a pro rata basis. The annual retainer for calendar year 2011 was $145,000 for each director other than Mr. Hall, and $72,500 for Mr. Hall. In addition, Mr. Davidson and Mr. Hall each was entitled to cash compensation $10,000 for service as Chairman of the Conflicts Committee and Audit Committee, respectively. Mr. Hall is also a director and chairman of the audit committee of MGP, the managing general partner of ARLP, and received like compensation for his service in those roles. Directors have the option to defer all or part of their cash compensation pursuant to the AGP’s Amended and Restated Deferred Compensation Plan for Directors (the “Deferred Compensation Plan”) by completing an election form prior to the beginning of each calendar year. Mr. Druten elected to defer all of his cash compensation in 2011.

Pursuant to the Deferred Compensation Plan, a notional account is established for deferred amounts of cash compensation and credited with notional common units of AHGP, described in the plan as “phantom” units. The number of phantom units credited is determined by dividing the amount deferred by the average closing unit price for the ten trading days immediately preceding the deferral date. When quarterly cash distributions are made with respect to AHGP common units, an amount equal to such quarterly distribution is credited to the notional account as additional phantom units. Payment of accounts under the Deferred Compensation Plan will be made in AHGP common units equal to the number of phantom units then credited to the director’s account.

Directors may elect to receive payment of the account resulting from deferrals during a plan year either (a) on the January 1 on or next following their separation from service as a director or (b) on the earlier of a specified January 1 or the January 1 on or next following their separation from service. The payment election must be made prior to each plan year; if no election is made, the account will be paid on the January 1 on or next following the director’s separation from service. The Deferred Compensation Plan is administered by the Board of Directors, may change or terminate the plan at any time; provided, however, that accrued benefits under the plan cannot be impaired.

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

The following table sets forth certain information as of February 14, 2012, regarding the beneficial ownership of both our common units and the common units of ARLP by (a) each director of our general partner, (b) each executive officer identified in the Summary Compensation Table included in Item 11 above, (c) all such directors of our general partner and such executive officers as a group, and (d) each person or group known by our general partner to be the beneficial owner of more than 5% of our common units. Our general partner is owned by C-Holdings, which is wholly-owned by Mr. Craft. As of February 14, 2012, AHGP owns 42.2% of the outstanding common units of ARLP, and AHGP owns, directly or indirectly, all of the outstanding limited liability company interests of MGP, the managing general partner of ARLP. The address of each of ARLP, C-Holdings, AGP and, unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119. Unless otherwise indicated in the footnotes to the table below, our common units and the common units of ARLP reflected as being beneficially owned by the listed directors and executive officers are held directly by such directors and officers. The percentage of our common units beneficially owned is based on 59,863,000 common units outstanding as of February 14, 2012, and the percentage of common units of ARLP beneficially owned is based on 36,874,949 common units outstanding as of February 14, 2012.

	Alliance Holdings GP, L.P.		Alliance Resource Partners, L.P.
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)(2)(3)(7)	43,240,028	72.23%	15,902,620	43.13%
Thomas Davidson, Sr.	—	*	—	*
Robert J. Druten	10,000	*	—	*
Michael J. Hall	—	*	29,951	*
Brian L. Cantrell (6)(8)	26,500	*	29,578	*
R. Eberley Davis	7,500	*	12,117	*
Robert G. Sachse (5)(9)	20,000	*	28,315	*
Thomas M. Wynne (3)	685,925	1.15%	26,148	*
All directors and executive officers as a group (8 persons)	43,324,605	72.37%	16,028,729	43.47%

5% Common Unitholders
Management Group (4)	44,170,813	73.79%	N/A	N/A
Kathleen S. Craft (1)(2)	23,238,048	38.82%	—	*
Alliance Holdings GP, L.P.	N/A	N/A	15,544,169	42.15%
Neuberger Berman Group LLC	3,390,518	5.66%	N/A	N/A

*	Less than one percent

Footnote related to AHGP Common Units Beneficial Ownership

(1)	The AHGP common units attributed to Mr. Craft consist of (i) 2,596,879 AHGP common units held by the JWC III Revocable Trust, of which Mr. Craft is trustee, (ii) 20,641,168 AHGP common units held by SGP (indirectly owned by Mr. Craft and Kathleen S. Craft), (iii) 370,929 AHGP common units held by AMH III, of which Mr. Craft may be deemed to be beneficial owner by virtue of his status as President and sole director of AMH III, and (iv) 19,631,052 AHGP common units held by the Management Group (some of whom are current or former members of management of ARLP) other than Mr. Craft with whom he may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in footnote (4) below. Of the common units referenced in clause (ii) of this footnote, 5,200,000 common units are subject to a pledge granted by SGP under a Pledge Agreement, dated January 6, 2012, in favor of Wells Fargo Bank, N.A. The filing of this report shall not be deemed an admission that Mr. Craft beneficially owns the AHGP common units referenced in clauses (iii) and (iv) of this footnote.

(2)	The AHGP common units attributed to Ms. Craft consist of (i) 2,596,880 AHGP common units held directly by the Kathleen S. Craft Revocable Trust, of which Ms. Craft is trustee and (ii) 20,641,168 AHGP common units held by SGP (indirectly owned by Mr. Craft and Kathleen S. Craft). 1,966,856 of the AHGP units referenced in clause (i) of this footnote are attributable to Mr. Craft as referenced in clause (iv) of footnote (1) above.
(3)	Mr. Wynne is part of the Management Group with whom Mr. Craft may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in clause (iv) of footnote (1) above and in footnote (4) below. Of the 685,925 AHGP common units collectively held, directly and through family trusts, by Mr. Wynne, 665,348 AHGP common units represent a portion of the 19,631,052 AHGP common units attributed to Mr. Craft as referenced in clause (iv) of footnote (1) above. Accordingly, in order to avoid double counting, those 665,348 AHGP common units were not included in the line item of the above table entitled “All directors and executive officers as a group (8 persons)” for the calculation of the aggregate number of AHGP common units beneficially owned by the listed officers and directors, and the corresponding percentage calculation.
(4)	Members of the Management Group are parties to a Transfer Restrictions Agreement that contains certain provisions (e.g., drag-along rights granted to Mr. Craft) that, pursuant to Exchange Act Rule 13d-5(b), may cause the Management Group to be deemed to comprise a group under Exchange Act Rule 13d-5(b). Accordingly, without affirming the existence of an Exchange Act Rule 13d-5(b) group, the Management Group made a Schedule 13D filing pursuant to Exchange Act requirements. The Management Group’s 44,170,813 AHGP common units listed in the table above consist of (i) 23,608,976 AHGP common units owned, directly or indirectly, or attributed to Mr. Craft as described in clauses (i) through (iii) in footnote (1) above, and (ii) 20,561,837 AHGP common units held by the members of the Management Group other than Mr. Craft.

In addition to Mr. Craft, two other members of the Management Group, Thomas L. Pearson and Charles R. Wesley, individually hold more than 5% of AHGP’s common units. Mr. Pearson directly holds 3,574,271 AHGP common units, representing 5.97% of the AHGP common units outstanding. Mr. Wesley holds directly and through a family trust 2,999,080 AHGP common units, representing 5.0% of the AHGP common units outstanding. The reference in clause (iv) of footnote (1) above to 19,631,052 AHGP common units beneficially held by Mr. Craft, includes 3,467,043 and 2,909,109 AHGP common units held by Mr. Pearson and Mr. Wesley.

(5)	Of the common units held by Mr. Sachse, 20,000 AHGP common units are subject to a pledge agreement in favor of F&M Bank & Trust Co.
(6)	Of the common units held by Mr. Cantrell, 26,500 AHGP common units are subject to a pledge agreement, dated August 1, 2011, in favor of MidFirst Bank.

Footnotes related to ARLP Common Units Beneficial Ownership

(7)	Mr. Craft's ARLP common units consist of (i) 357,451 ARLP common units held directly by him, (ii) 1,000 ARLP common units held by his son, and (iii) 15,544,169 ARLP common units held by AHGP. Mr. Craft is a director and, through his ownership of C-Holdings, the indirect sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP (as described in footnote (1) above). As of February 14, 2012, AHGP owns 42.2% of ARLP’s common units. Mr. Craft disclaims beneficial ownership of the ARLP common units held by AHGP except to the extent of his pecuniary interest therein.
(8)	Of the common units held by Mr. Cantrell, 24,758 ARLP common units are subject to a pledge agreement, dated August 1, 2011, in favor of MidFirst Bank.
(9)	Of the common units held by Mr. Sachse, 19,996 ARLP common units are subject to a pledge agreement in favor of F&M Bank & Trust Co.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2011	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2011
Equity compensation plans approved by unitholders:
ARLP Long-Term Incentive Plan	384,218	N/A	2,232,210
AHGP Long-Term Incentive Plan	—	N/A	5,215,000

Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	119,124	N/A	N/A
MGP Deferred Compensation Plan for Directors	34,851	N/A	N/A
AGP Deferred Compensation Plan for Directors	17,927	N/A	N/A

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of December 31, 2011, we owned 15,544,169 common units of ARLP, representing 42.3% of its outstanding common units. In addition, as of December 31, 2011 the Management Group owned approximately 39.9% of our outstanding common units, and ARLP’s special general partner owned approximately 34.5%.

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

Omnibus Agreement

Pursuant to the terms of an amended omnibus agreement, we agreed, and caused our controlled affiliates to agree, for so long as management controls MGP through its ownership of our common units, not to engage in the business of mining, marketing or transporting coal in the U.S., unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the MGP Board of Directors with the concurrence of its conflicts committee, elects to cause ARLP not to pursue such opportunity or acquisition. The ARLP amended omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises us that it has abandoned the pursuit of such business opportunity, and we may not pursue the acquisition of such assets prior to that time. This restriction does not apply to: any business we or our affiliates owned or operated at the closing of our IPO; any acquisition by us or our affiliates so long as the majority of the value of the acquisition does not derive from a restricted business and ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by us or our affiliates with the approval of MGP's Board of Directors or MGP’s Conflicts Committee. Except as provided in the amended omnibus agreement, we and our affiliates are not prohibited from engaging in activities that directly compete with ARLP. In addition, our affiliates are not prohibited from engaging in activities that compete directly with us.

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

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to AGP by its affiliates. The amount billed by AGP to us totaled $0.4 million for the year ended December 31, 2010, for costs principally related to the Deferred Compensation Plan.

C-Holdings

At the closing of our IPO, we entered into the AHGP Credit Facility with C-Holdings, an entity controlled by Mr. Craft, as the lender. The AHGP Credit Facility expired on April 1, 2011. For the year ended December 31, 2011, we did not incur any interest expense or commitment fees to C-Holdings.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP. The Administrative Services Agreement supersedes the administrative services agreement signed in connection with our IPO in 2006. Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates. The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement. We paid the ARLP Partnership $0.4 million under this agreement for the year ended December 31, 2011.

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

Affiliate Contribution

During December 2011, an affiliated entity controlled by Mr. Craft contributed to us $5.0 million for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses. Upon our receipt of the contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal. The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

White Oak Transactions

On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition, leaseback and development of certain reserves and surface rights, a coal handling and services agreement and a backstop equipment financing facility. For more information about the White Oak Transactions, please read “Item 8. Financial Statements and Supplementary Data—Note 11. White Oak Transactions.”

SGP Land, LLC

SGP Land is owned by ARLP's special general partner, which is owned indirectly by Mr. Craft and Kathleen S. Craft.

On May 2, 2007, Alliance Coal, the ARLP Partnership’s operating subsidiary, entered into a time-sharing agreement with SGP Land concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time-sharing agreement as amended, the ARLP Partnership reimbursed SGP Land $1.0 million for the year ended December 31, 2011 for use of aircraft.

In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during the year ended December 31, 2011. As of December 31, 2011, $2.4 million of advance minimum royalties paid under the lease is available for recoupment.

SGP

In 2005, Tunnel Ridge entered into a coal lease agreement with the SGP, ARLP's special general partner, requiring advance minimum royalty payments of $3.0 million per year. As of December 31, 2011, Tunnel Ridge had paid $20.9 million of advance minimum royalty payments pursuant to the lease. The advance royalty payments are fully recoupable against earned royalties. Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with the SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay the SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $0.2 million for the year ended December 31, 2011. In August 2010, the coal lease was amended to include approximately 34.4 million additional clean tons of recoverable coal reserves in the proven and probable categories.

The ARLP Partnership has a noncancelable lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the original lease, the ARLP Partnership made monthly payments of approximately $0.2 million through January 2011. Effective February 1, 2011, the lease was amended to extend the term through January 2017 and modify other terms, including reducing the monthly payments to approximately $50,000. The lease arrangement is considered a capital lease based on the terms of the new arrangement. Lease payments for the year ended December 31, 2011 were $0.8 million.

The ARLP Partnership has agreements with two banks to provide letters of credit in an aggregate amount of $31.1 million. SGP previously guaranteed $5.0 million of these outstanding letters of credit. These guarantees were released on May 4, 2011.

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

In 2011, the Board of Directors of our general partner affirmatively determined that the members of the Audit Committee of our general partner—Messrs. Hall, Davidson and Druten—are independent directors as defined under applicable NASDAQ and Exchange Act rules. Please see “Item 10. Directors, Executive Officers and Corporate Governance of the Managing General Partner—Audit Committee.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young LLP is our independent registered public accounting firm for the 2011 year. The firm of Deloitte & Touche LLP was our independent registered public accounting firm for the 2010 year. Fees paid to Ernst & Young LLP and Deloitte & Touche LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services provided for each of the years ended December 31, 2011 and 2010 were $0.1 million. Audit services consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

Audit-Related Fees. There were no audit-related fees for the years ended December 31, 2011 and 2010.

Tax Fees. Fees for tax services provided for the year ended December 31, 2011 were $0.1 million. There were no tax services provided by our prior independent registered public accounting firm for 2010. Tax services consist primarily of services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees for the years ended December 31, 2011 and 2010.

In addition, ARLP paid audit, audit-related and tax fees of $0.9 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements.

The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8. —Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2011, 2010 and 2009, is set forth under Part II Item 8. —Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)	The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

2.1	Contribution Agreement by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC and Alliance Resources GP, LLC dated November 18, 2005	S-1	333-129883 051220816	2.1	11/22/2005

3.1	Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P., dated as of May 15, 2006	8-K	000-51952 06849300	3.1	05/17/2006

3.2	Amended and Restated Limited Liability Company Agreement of Alliance GP, LLC	8-K	000-51952 06849300	3.2	05/17/2006

3.3	Certificate of Limited Partnership of Alliance Holdings GP, L.P.	S-1	333-129883 051220816	3.1	11/22/2005

3.4	Certificate of Formation of Alliance GP, LLC	S-1	333-129883 051220816	3.3	11/22/2005

3.5(1)	Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 051159681	3.1	10/27/2005

3.6(1)	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.7(1)	Certificate of Limited Partnership of Alliance Resource Partners, L.P.	S-1	333-78845 99630855	3.6	05/20/1999

3.8(1)	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9(1)	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10(1)	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.4	04/01/2002

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

3.11(1)	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.5	04/01/2002

3.12(1)	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.6	04/01/2002

3.13(1)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L. P. dated October 25, 2007.	10-K	000-26823 08654096	3.10	02/29/2008

3.14	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.	10-K	000-51952 08673302	3.14	03/07/2008

4.1	Form of our Common Unit Certificate.	S-1	333-129883 06714705	4.1	03/28/2006

4.2	Form of Registration Rights Agreement.	S-1	333-129883 051220816	4.2	11/22/2005

10.1(2)	Alliance Holdings GP, L.P. Long-Term Incentive Plan	8-K	000-51952 06849300	10.1	05/17/2006

10.2	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-51962 11823219	10.1	05/09/2011

10.3	Revolving Credit Agreement dated May 15, 2006 between Alliance Holdings GP, L.P. and C-Holdings, LLC	8-K	000-51952 06849300	10.2	05/17/2006

10.4	Omnibus Agreement dated August 20, 1999 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P.	8-K	000-51952 06849300	10.3	05/17/2006

10.5	Amendment to Omnibus Agreement dated May 8, 2002 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P.	8-K	000-51952 06849300	10.4	05/17/2006

10.6	Second Amendment dated May 15, 2006 to the Omnibus Agreement amount Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, AMH II, LLC, Alliance Resource Holdings II, Inc., Alliance Management Holdings, LLC, Alliance Holdings GP, L.P. and Alliance GP, LLC	8-K	000-51952 06849300	10.5	05/17/2006

10.7	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	8-K	000-51952 06849300	10.6	05/17/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.8	Registration Rights Agreement dated May 15, 2006 among Alliance Holdings GP, L.P., Alliance GP, LLC and each of the other parties identified on the signature pages	10-Q	000-51952 061031259	10.7	08/14/2006

10.9	Transfer Restrictions Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, C-Holdings, LLC, Alliance Resource Holdings II, Inc. Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, and the individuals and trusts listed on the signature pages thereof	8-K	000-51952 06909836	4.1	06/16/2006

10.10	Amended and Restated Registration Rights Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC, and Alliance Resource GP, LLC	8-K	000-51952 06909836	4.2	06/16/2006

10.11	Alliance GP, LLC Deferred Compensation Plan for Directors	10-Q	000-51952 061205903	10.1	11/13/2006

10.12	Amended and Restated Charter for the Audit Committee of the Board of Directors dated March 5, 2009	10-K	000-51952 09660970	10.12	03/06/2009

10.13(1)	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein	10-K	000-26823 583595	10.20	03/29/2000

10.14(1)	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.15(1)	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.16(1)	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.17(1)	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.18(1)(2)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

10.19(1)(2)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.20(1)(2)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.21(1)(2)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.22(1)(2)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.23(1)	Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation	S-1/A	333-78845 99667220	10.9	07/20/1999

10.24(1)	Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc.	10-Q	000-26823 693139	10.14	08/11/2000

10.25(1)	Agreement for the Supply of Coal to the Mt. Storm Power Station, dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC	8-K	000-26823 05917813	10.1	06/27/2005

10.26(1)(3)	Ancillary Services Agreement, dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC	8-K	000-26823 05917813	10.2	06/27/2005

10.27(1)(3)	Amended and Restated Lease Agreement, dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC	8-K	000-26823 05917813	10.3	06/27/2005

10.28(1)(3)	Amended and Restated Equipment Lease Agreement (Existing Truck Unloading Facility), dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC	8-K	000-26823 05917813	10.4	06/27/2005

10.29(1)	Guaranty by Alliance Coal, LLC dated October 25, 2005	10-K	000-26823 06691048	10.28	03/16/2006

10.30(1)(3)	Amendment No. 1 to the Agreement for the Supply of Coal to Mt. Storm Power Station, made effective January 1, 2007, between Virginia Electric and Power Company and Alliance Coal, LLC	8-K	000-26823 07634133	10.1	02/20/2007

10.31(1)(3)	Memorandum of Understanding, made effective January 1, 2007, between Virginia Electric and Power Company, and Alliance Coal, LLC, Mettiki Coal (WV), LLC and Mettiki Coal, LLC	10-K	000-26823 07660999	10.33	03/01/2007

10.32(1)	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.33(1)	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.34(1)(3)	Financial Covenants Agreement dated October 25, 2005 by and between Seminole Electric Corporation, Inc. and Alliance Coal, LLC	10-K	000-26823 06691048	10.29	03/16/2006

10.35(1)(2)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

10.36(1)(2)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.37(1)(2)	Second Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan	10-K	000-26823 07660999	10.51	03/01/2007

10.38(1)(2)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.39(1)(2)	Second Amendment to the Alliance Coal, LLC Short- Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

10.40(1)(2)	First Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 07660999	10.53	03/01/2007

10.41(1)(2)	Second Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 08654096	10.55	02/29/2008

10.42(1)	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.43	Amendment No. 2, dated as of September 30, 2009, to the Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, in each case as named therein, JPMorgan Chase Bank, N.A. as Paying Agent, Citicorp USA, Inc. and JPMorgan Chase Bank, N.A. as Co-Administrative Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. as Joint Lend Arrangers and Joint Bookrunners	8-K	000-51952 091107772	10.1	10/06/2009

10.44	Amendment No. 1 to Revolving Credit Facility dated March 12, 2007 between Alliance Holdings GP, L.P. and C-Holdings, LLC	10-K	000-51952 07695716	10.63	03/15/2007

10.45	Amendment No. 2 to Revolving Credit Facility dated March 5, 2008 between Alliance Holdings GP, L.P. and C-Holdings, LLC	10-K	000-51952 08673302	10.67	03/07/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.46(2)	First Amendment to the Alliance GP, LLC Directors Annual Retainer and Deferred Compensation Plan	10-K	000-51952 08673302	10.68	03/07/2008

10.47(2)	Amended and Restated Alliance GP, LLC Directors Annual Retainer and Deferred Compensation Plan	10-K	000-51952 09660970	10.60	03/06/2009

10.48(2)	Amended and Restated Alliance GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-51952 11672462	10.47	03/08/11

10.49	Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrow and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and JPMorgan Chase Bank, N.A. as Paying Agent and Citicorp USA, Inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global Markets Inc. and J.P. Morgan Securities In. as Joint Lead Arrangers and Joint Bookrunners	8-K	000-51952 071138110	99.1	09/27/2007

10.50	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors	8-K	000-51952 08928983	10.1	07/01/2008

10.51	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors	8-K	000-51952 08928983	10.2	07/01/2008

10.52	Letter Amendment No. 1, dated as of June 26, 2008, to the Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, in each case as named therein, JPMorgan Chase Bank, N.A. as Paying Agent, Citicorp USA, Inc. and JPMorgan Chase Bank, N.A. as Co-Administrative Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Bookrunners	8-K	000-51952 08928983	99.1	07/01/2008

10.53	Term Loan Agreement	8-K	000-51952 11502830	99.1	01/04/2011

10.54(1)(2)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 09647063	10.52	03/02/2009

10.55(1)(2)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

10.56(1)(2)	Second Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 09647063	10.53	03/02/2009

10.57(1)(2)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	2/28/2011

10.58(1)(2)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-51952 091164905	10.2	11/06/2009

10.59(3)	Amendment No. 5 effective January 1, 2010, between Seminole Electric Cooperative, Inc. and Webster County Coal, LLC (successor-in-interest to Webster County Coal Corporation), White County Coal, LLC (successor-in-interest to White County Coal Corporation), and Alliance Coal, LLC, as successor-in-interest to Mapco Coal, Inc. and agent for Webster County Coal, LLC and White County Coal, LLC, to the Coal Supply Agreement.	10-Q	000-51952 10811713	10.1	05/07/2010

10.60	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-51952 10111584	10.1	08/09/2010

10.61	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-51952 10111584	10.2	08/09/2010

14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers	10-K	000-51952 07695716	14.1	03/15/2007

21.1	List of Subsidiaries.					☑

23.1	Consent of Ernst and Young LLP.					☑

23.2	Consent of Deloitte and Touche LLP.					☑

31.1

Certification of Joseph W. Craft III, President and

Chief Executive Officer of Alliance GP, LLC, the

managing general partner of Alliance Holdings GP,

L.P., dated February 28, 2012, pursuant to Section

302 of the Sarbanes-Oxley Act of 2002.

						☑

31.2

Certification of Brian L. Cantrell, Senior Vice

President and Chief Financial Officer of Alliance GP,

LLC, the managing general partner of Alliance

Holdings GP, L.P., dated February 28, 2012, pursuant

to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith

32.1

Certification of Joseph W. Craft III, President and

Chief Executive Officer of Alliance GP, LLC, the

managing general partner of Alliance Holdings GP,

L.P., dated February 28, 2012, pursuant to Section 906

of the Sarbanes-Oxley Act of 2002.

☑

32.2

Certification of Brian L. Cantrell, Senior Vice

President and Chief Financial Officer of Alliance GP,

LLC, the managing general partner of Alliance

Holdings GP, L.P., dated February 28, 2012, pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002.

☑

95.1	Federal Mine Safety and Health Act Information					☑

101

Interactive Data File (Form 10-K for the year ended

December 31, 2011 furnished in XBRL). The financial

information contained in the XBRL-related documents

is "unaudited" and "unreviewed" and, in accordance

with Rule 406T of Regulation S-T, is not deemed

"filed" or part of a registration statement or prospectus

for purposes of Sections 11 and 12 of the Securities

Act of 1933, as amended, and Section 18 of the

Securities Exchange Act of 1934, as amended, or

otherwise subject to liability under these sections.

☑
*	Filed herewith (or furnished, in case of Exhibits 32.1 and 32.2).

(1)	Denotes Alliance Resource Partners, L.P. filings.
(2)	Denotes management contract or compensatory plan or arrangement.
(3)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 28, 2012.

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

Signature	Title	Date

/s/ Joseph W. Craft III Joseph W. Craft III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2012

/s/ Brian L. Cantrell Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

/s/ Michael J. Hall Michael J. Hall	Director	February 28, 2012

/s/ Thomas M. Davidson Thomas M. Davidson	Director	February 28, 2012

/s/ Robert J. Druten Robert J. Druten	Director	February 28, 2012