Form 10-Q/A
period 2012-03-31
Alliance Holdings GP, L.P.
filed 2012-07-05
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to Alliance Holdings GP, L.P.’s (the “Partnership” or “we”) Quarterly Report on Form 10-Q (the “Initial Form 10-Q”) for the quarterly period ended March 31, 2012, originally filed with the Securities and Exchange Commission (the “Commission”) on May 9, 2012 (Commission File No. 000-51952), is being filed solely for the purpose of revising portions of Exhibit 10.2 in order to include certain schedules and attachments that were previously omitted. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment.

This Amendment does not update any other disclosure to reflect events occurring after the filing of the Initial Form 10-Q. Pursuant to Rule 12b-15 under the Exchange Act, we have restated in its entirety each item of the Initial Form 10-Q affected by this Amendment.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.1(1)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-51952 12825338	10.1	05/09/2012

10.2(1)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.					☑

10.3	Guaranty by Alliance Resource Partners, L.P.	10-Q	000-51952 12825338	10.3	05/09/2012

31.1	Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated July 5, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated July 5, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated July 5, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated July 5, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

95.1	Federal Mine Safety and Health Act Information	10-Q	000-51952 12825338	95.1	05/09/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2012 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act, or otherwise subject to liability under these sections.	10-Q	000-51952 12825338	101	05/09/2012

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

(1)	Application has been made to the Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on July 5, 2012.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director, duly authorized to sign on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer

5