Form 10-Q
period 2013-03-31
Alliance Holdings GP, L.P.
filed 2013-05-09
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

Commission File No.: 0-51952

ALLIANCE HOLDINGS GP, L.P.

(Exact name of registrant as specified in its charter)

Delaware	03-0573898
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1717 South Boulder Avenue,  Suite 400, Tulsa, Oklahoma 74119

(Address of principal executive offices and zip code)

(918) 295-1415

(Registrant’s telephone number, including area code)

_________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X ] Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [X] No

As of May 9, 2013, 59,863,000 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
ASSETS	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$32,231	$31,111
Trade receivables	168,270	172,724
Other receivables	1,097	1,019
Due from affiliates	-	562
Inventories	50,628	46,660
Advance royalties	11,492	11,492
Prepaid expenses and other assets	14,894	20,554
Total current assets	278,612	284,122

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,434,704	2,361,863
Less accumulated depreciation, depletion and amortization	(886,497)	(832,293)
Total property, plant and equipment, net	1,548,207	1,529,570

OTHER ASSETS:
Advance royalties	24,955	23,267
Due from affiliate	4,862	3,084
Equity investments in affiliates	115,525	88,513
Other long-term assets	30,851	30,284
Total other assets	176,193	145,148
TOTAL ASSETS	$2,003,012	$1,958,840

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$97,849	$100,678
Due to affiliates	406	327
Accrued taxes other than income taxes	25,087	20,033
Accrued payroll and related expenses	39,038	38,501
Accrued interest	6,398	1,435
Workers’ compensation and pneumoconiosis benefits	9,468	9,320
Current capital lease obligations	1,069	1,000
Other current liabilities	23,603	19,572
Current maturities, long-term debt	18,000	18,000
Total current liabilities	220,918	208,866

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	768,000	773,000
Pneumoconiosis benefits	61,306	59,931
Accrued pension benefit	31,457	31,078
Workers’ compensation	70,347	68,786
Asset retirement obligations	82,017	81,644
Long-term capital lease obligations	18,260	18,613
Other liabilities	9,211	9,147
Total long-term liabilities	1,040,598	1,042,199
Total liabilities	1,261,516	1,251,065

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	464,752	448,976
Accumulated other comprehensive loss	(17,941)	(18,296)
Total AHGP Partners’ Capital	446,811	430,680
Noncontrolling interests	294,685	277,095
Total Partners’ Capital	741,496	707,775
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,003,012	$1,958,840

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

SALES AND OPERATING REVENUES:
Coal sales	$534,509	$429,599
Transportation revenues	6,934	6,585
Other sales and operating revenues	6,527	7,308
Total revenues	547,970	443,492

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	348,575	273,515
Transportation expenses	6,934	6,585
Outside coal purchases	602	14,181
General and administrative	15,713	14,677
Depreciation, depletion and amortization	64,382	43,033
Total operating expenses	436,206	351,991

INCOME FROM OPERATIONS	111,764	91,501
Interest expense (net of interest capitalized for the three months ended March 31, 2013 and 2012 of $2,531 and $2,954, respectively)	(6,618)	(5,912)
Interest income	134	93
Equity in loss of affiliates, net	(3,867)	(3,778)
Other income	274	215
INCOME BEFORE INCOME TAXES	101,687	82,119
INCOME TAX BENEFIT	(697)	(367)
NET INCOME	102,384	82,486
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(42,382)	(33,172)
NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$60,002	$49,314

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$1.00	$0.82
DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.74	$0.6375

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - BASIC AND DILUTED	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

NET INCOME	$102,384	$82,486

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of actuarial loss (1)	559	430
Total defined benefit pension plan adjustments	559	430

Pneumoconiosis benefits
Amortization of actuarial loss (1)	168	194
Total pneumoconiosis benefits adjustments	168	194

OTHER COMPREHENSIVE INCOME	727	624

COMPREHENSIVE INCOME	103,111	83,110

Less: Comprehensive income attributable to noncontrolling interest	(42,754)	(33,481)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$60,357	$49,629

(1)          Amortization of actuarial loss is included in the computation of net periodic benefit cost (see Notes 9 and 11 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$199,184	$109,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(70,306)	(105,339)
Changes in accounts payable and accrued liabilities	(7,608)	(6,664)
Proceeds from sale of property, plant and equipment	9	15
Purchases of equity investments in affiliate	(29,700)	(4,400)
Payments to affiliate for acquisition and development of coal reserves	(12,064)	(18,000)
Advances/loans to affiliate	(1,643)	(776)
Other	-	268
Net cash used in investing activities	(121,312)	(134,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	45,000	-
Payments under revolving credit facility	(50,000)	-
Payments on capital lease obligations	(284)	(171)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(3,015)	(3,734)
Distributions paid by consolidated partnership to noncontrolling interests	(24,154)	(21,511)
Distributions paid to Partners	(44,299)	(38,163)
Net cash used in financing activities	(76,752)	(63,579)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,120	(89,404)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,111	281,469

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,231	$192,065

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,906	$4,224

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$13,364	$18,314
Market value of ARLP common units issued under ARLP’s Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$8,583	$11,070

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of March 31, 2013 and December 31, 2012, and the results of our operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012.  All of our intercompany transactions and accounts have been eliminated.  Net income attributable to Alliance Holdings GP, L.P. from within our accompanying condensed consolidated financial statements will be described as “Net Income of AHGP.”

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

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

2.                                    NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of AOCI by the respective line items of net income.  ASU 2013-02 does not change the items that must be reported in AOCI.  ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material impact on our condensed consolidated financial statements.

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

4.                                    ACQUISITION OF BUSINESS

On April 2, 2012, the ARLP Partnership acquired substantially all of Green River Collieries, LLC’s (“Green River”) assets related to its coal mining business and operations located in Webster and Hopkins Counties, Kentucky for consideration of $100.0 million.  The transaction included the Onton No. 9 mining complex (“Onton mine”), which included the mine, a dock, tugboat, and a lease for the preparation plant, and an estimated 40.0 million tons of coal reserves in the West Kentucky No. 9 coal seam.   The Green River acquisition was consistent with the ARLP Partnership’s general business strategy and complements its current coal mining operations.

During the quarter ended September 30, 2012, the ARLP Partnership finalized the purchase price allocation related to the assets acquired and liabilities assumed from Green River.  The adjustments to the preliminary fair values resulted from additional information obtained about facts in existence on April 2, 2012.

The following unaudited pro forma information for three months ended March 31, 2012 for the AHGP Partnership has been prepared for illustrative purposes as if the business combination occurred on January 1, 2011, the year prior to the acquisition date.  The unaudited pro forma results have been prepared based upon Green River’s historical results with respect to the business acquired and estimates of the effects of the transactions that the ARLP Partnership believes are reasonable and supportable. The results are not necessarily reflective of the consolidated results of operations had the acquisition actually occurred on January 1, 2011, nor are they indicative of future operating results.

Three Months Ended March 31, 2012
(in thousands)

Total revenues
As reported	$443,492
Pro forma	$470,836

Net income
As reported	$82,486
Pro forma	$83,767

The revenues and net income related to the acquired business are reflected in our condensed consolidated statements of income beginning April 2, 2012 and totaled $34.0 million and $7.0 million, respectively, for the three months ended March 31, 2013.

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

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.  At March 31, 2013 and December 31, 2012, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $834.8 million and $834.3 million, respectively, based on interest rates that it believes are currently available to it for issuance of debt with similar terms and remaining maturities (Note 6).  The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

6.                                    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012

ARLP Revolving credit facility	$150,000	$155,000
ARLP Senior notes	36,000	36,000
ARLP Series A senior notes	205,000	205,000
ARLP Series B senior notes	145,000	145,000
ARLP Term loan	250,000	250,000
	786,000	791,000
Less current maturities	(18,000)	(18,000)
Total long-term debt	$768,000	$773,000

The Intermediate Partnership has $36.0 million in senior notes (“ARLP Senior Notes”), $205.0 million in ARLP Series A and $145.0 million in ARLP Series B senior notes (collectively, the “2008 Senior Notes”), a $700 million revolving credit facility (“ARLP Revolving Credit Facility”) and a $250 million term loan (collectively, with the ARLP Senior Notes, the 2008 Senior Notes and the ARLP Revolving Credit Facility, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.21 to 1.0 and 17.8 to 1.0, respectively, for the trailing twelve months ended March 31, 2013.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2013.

At March 31, 2013, the ARLP Partnership had borrowings of $150.0 million and $23.5 million of letters of credit outstanding with $526.5 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, anticipated capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

7.                                    WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation currently under construction.  The transactions feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a backstop equipment financing facility.  The ARLP Partnership’s initial investment funding to White Oak at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and has funded to White Oak $164.8 million between the Transaction Date and March 31, 2013.  The ARLP Partnership expects to fund a total of approximately $300.5 million to $425.5 million from the Transaction Date through the next approximately two years, which includes the funding made to White Oak at closing and through March 31, 2013 discussed above.  On the Transaction Date, the ARLP Partnership also entered into a coal handling and services agreement, pursuant to which the ARLP Partnership is constructing a preparation plant and other surface facilities.  It expects to fund these additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity.   The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, the ARLP Partnership’s subsidiary, Alliance WOR Properties, LLC (“WOR Properties”), acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons are currently being developed for future mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”).  Hamilton County is adjacent to White County, Illinois, where the White County Coal, LLC Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.  During the year ended December 31, 2012, WOR Properties provided $34.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  During the three months ended March 31, 2013, WOR Properties acquired from White Oak for $12.1 million cash paid at closing, an additional 42.2 million tons of reserves, of which 21.9 million tons are currently being developed for future mining by White Oak, and has a remaining commitment of $42.5 million for additional coal reserve purchases and development funding.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, the ARLP Partnership’s subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), made an equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  WOR Processing purchased $66.8 million of additional Series A Units between the Transaction Date and December 31, 2012 and $29.7 million of additional Series A Units during the three months ended March 31, 2013.

WOR Processing’s ownership and member’s voting interest in White Oak at March 31, 2013 were 18.1% based upon currently outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series B Units, is held by other investors and members of White Oak management.

The ARLP Partnership continually reviews all rights provided to WOR Processing as well as the ARLP Partnership by various agreements with White Oak and the ARLP Partnership continues to conclude all such rights are protective or participating in nature and do not provide WOR Processing or the ARLP Partnership the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  As such, WOR Processing’s interest in White Oak is recognized as an equity investment in affiliate in our consolidated balance sheets.  As of March 31, 2013, WOR Processing had invested $132.2 million in Series A Units of White Oak equity, which represents the ARLP Partnership’s current maximum exposure to loss as a result of its equity investment in White Oak exclusive of capitalized interest.  White Oak has made no distributions to the ARLP Partnership.

WOR Processing’s equity in earnings or losses of affiliates are recorded under the hypothetical liquidation at book value method of accounting due to the preferences to which WOR Processing is entitled on distributions.  For the three months ended March 31, 2013 and 2012, the ARLP Partnership was allocated losses of $4.2 million and $4.0 million, respectively.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement (“Services Agreement”) with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1.  In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015.  White Oak has utilized $4.6 million available under the Construction Loan as of March 31, 2013.

8.                                    NONCONTROLLING INTERESTS

As required by FASB ASC 810, our noncontrolling ownership interest in consolidated subsidiaries is presented in the condensed consolidated balance sheet within partners’ capital as a separate component from the limited partners’ equity. In addition, consolidated net income includes earnings attributable to both the limited partners’ and the noncontrolling interests.

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (Note 1). The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	March 31,	December 31,
	2013	2012
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,796)	$(303,798)
Non-Affiliates (ARLP’s non-affiliate limited partners)	622,077	604,861
Accumulated other comprehensive loss attributable to noncontrolling interests	(23,596)	(23,968)
Total noncontrolling interests	$294,685	$277,095

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

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012

Net income attributable to noncontrolling interest:
Affiliate (SGP)	$15	$12
Non-Affiliates (ARLP’s non-affiliate limited partners)	42,367	33,160
	$42,382	$33,172

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012

Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$13	$11
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	24,141	21,500
	$24,154	$21,511

(1)   Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of noncontrolling interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership.  After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million.  SGP’s investment basis as of March 31, 2013 and December 31, 2012 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

The following tables present the change in Partners’ Capital for the three months ended March 31, 2013 and 2012 (in thousands):

	Alliance Holdings GP, L.P.

	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2013	$448,976	$(18,296)	$277,095	$707,775
Net income	60,002	-	42,382	102,384
Other comprehensive income	-	355	372	727
Vesting of ARLP Long-Term Incentive Plan	-	-	(3,015)	(3,015)
Common unit-based compensation	73	-	2,005	2,078
Distributions on ARLP common unit-based compensation	-	-	(517)	(517)
Distributions to AHGP Partners	(44,299)	-	-	(44,299)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	(23,637)	(23,637)
Balance at March 31, 2013	$464,752	$(17,941)	$294,685	$741,496

	Alliance Holdings GP, L.P.

	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2012	$414,165	$(17,560)	$229,588	$626,193
Net income	49,314	-	33,172	82,486
Other comprehensive income	-	315	309	624
Settlement of Directors Deferred Compensation	(459)	-	-	(459)
Vesting of ARLP Long-Term Incentive Plan	-	-	(3,734)	(3,734)
Common unit-based compensation	48	-	1,656	1,704
Distributions on ARLP common unit-based compensation	-	-	(481)	(481)
Distributions to AHGP Partners	(38,163)	-	-	(38,163)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	(21,030)	(21,030)
Balance at March 31, 2012	$424,905	$(17,245)	$239,480	$647,140

9.                                    WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Beginning balance	$77,046	$73,201
Accruals increase	3,965	5,923
Payments	(2,876)	(2,906)
Interest accretion	620	684
Ending balance	$78,755	$76,902

Certain of the ARLP Partnership’s mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Service cost	$954	$872
Interest cost	563	576
Amortization of net loss (1)	168	194
Net periodic benefit cost	$1,685	$1,642

(1)          Amortization of net loss is included in the operating expenses line item within our condensed consolidated statements of income.

10.                            COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership.  The ARLP LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the MGP, subject to review and approval of the compensation committee of the MGP board of directors (the “MGP Compensation Committee”).  On January 23, 2013, the MGP Compensation Committee determined that the vesting requirements for the 2010 grants of 130,102 restricted units (which is net of 8,028 forfeitures) had been satisfied as of January 1, 2013.  As a result of this vesting, on February 15, 2013, the ARLP Partnership issued 82,400 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the ARLP LTIP participants.  On January 23, 2013, the MGP Compensation Committee authorized additional grants of up to 156,575 restricted units, of which 146,725 were granted during the three months ended March 31, 2013 and will vest on January 1, 2016, subject to satisfaction of certain financial tests.  The fair value of these 2013 grants is equal to the intrinsic value at the date of grant, which was $63.02 per unit.  ARLP LTIP expense was $1.7 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.  After consideration of the January 1, 2013 vesting and subsequent issuance of 82,400 common units, 2.1 million units remain available under the ARLP LTIP for issuance in the future, assuming all grants issued in 2011, 2012 and 2013 currently outstanding are settled with ARLP common units, without reduction for tax withholding, and no future forfeitures occur.

As of March 31, 2013, there was $14.7 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.9 years.  As of March 31, 2013, the intrinsic value of the non-vested ARLP LTIP grants was $22.6 million.  As of March 31, 2013, the total obligation associated with the ARLP LTIP was $8.7 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distributions ARLP makes to its unitholders during the vesting period.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom units.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000.  There have been no grants under the AHGP LTIP as of March 31, 2013.

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

For the three months ended March 31, 2013 and 2012, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 3,937 and 2,000 phantom units, respectively, and the fair value of these phantom units was $61.67 and $73.00, respectively, on a weighted-average basis.  For the three months ended March 31, 2013 and 2012, AGP Deferred Compensation Plan participant notional account balances were credited with a total of 1,511 and 935 phantom units, respectively, and the fair value of these phantom units was $48.14 and $51.71, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plans expense was approximately $0.4 and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there were 174,984 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $11.0 million.  As of March 31, 2013, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $10.6 million, which was included in the noncontrolling interests line item in our condensed consolidated balance sheets.  The total obligation associated with the AGP Deferred Compensation Plan was $0.7 million, which was included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

11.                            COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Service cost	$760	$754
Interest cost	852	818
Expected return on plan assets	(1,233)	(956)
Amortization of net loss (1)	559	430
Net periodic benefit cost	$938	$1,046

(1)          Amortization of net loss is included in the operating expenses line item within our condensed consolidated statements of income.

We previously disclosed in our financial statements for the year ended December 31, 2012 that the ARLP Partnership expected to contribute $2.4 million to the Pension Plan in 2013.  As of March 31, 2013, the ARLP Partnership has made no contributions to the Pension Plan.  However, on April 15, 2013, the ARLP Partnership made a contribution payment of $0.8 million for the 2013 plan year.  The ARLP Partnership expects to make quarterly contributions of $0.8 million for the remainder of 2013 for the 2013 plan year and, therefore, will contribute approximately $2.4 million to the Pension Plan in 2013.

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, Sebree Mining, LLC’s mining complex, which includes the Onton mine, and River View Coal, LLC’s mining complex.  The development of the Gibson South mine is currently underway.  For information regarding the acquisition of the Onton mine, which was added to the Illinois Basin segment in April 2012, please see Note 4.

The Central Appalachian reportable segment is comprised of two operating segments, the MC Mining, LLC and Pontiki Coal, LLC mining complexes.

The Northern Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge, LLC (“Tunnel Ridge”) mining complex and the Penn Ridge Coal, LLC (“Penn Ridge”) property.  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine and Mettiki Coal, LLC’s preparation plant.  In May 2012, longwall production began at the Tunnel Ridge mine.  The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

The White Oak reportable segment is comprised of two operating segments, WOR Processing and WOR Properties.  WOR Processing includes both the surface operations at White Oak currently under construction and the equity investment in White Oak.  WOR Properties owns coal reserves acquired from White Oak with a lease-back arrangement (Note 7).

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in Mid-America Carbonates, LLC and certain activities of Alliance Resource Properties, LLC.

Reportable segment results as of and for the three months ended March 31, 2013 and 2012 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results as of and for the three months ended March 31, 2013 were as follows:

Total revenues (2)	$404,823	$45,025	$93,792	$-	$7,887	$(3,557)	$547,970
Segment Adjusted EBITDA Expense (3)	234,145	35,302	73,821	101	9,091	(3,557)	348,903
Segment Adjusted EBITDA (4)(5)	167,221	9,709	16,509	(4,292)	(881)	-	188,266
Total assets (6)	1,046,513	89,543	529,403	272,316	66,676	(1,439)	2,003,012
Capital expenditures (7)	52,031	3,903	8,879	16,953	604	-	82,370

Reportable segment results as of and for the three months ended March 31, 2012 were as follows:

Total revenues (2)	$342,230	$41,166	$47,105	$-	$17,010	$(4,019)	$443,492
Segment Adjusted EBITDA Expense (3)	201,548	30,754	44,230	135	14,917	(4,103)	287,481
Segment Adjusted EBITDA (4)(5)	136,892	10,210	282	(4,126)	2,305	85	145,648
Total assets (6)	829,320	91,496	492,629	116,886	226,830	(678)	1,756,483
Capital expenditures (7)	54,145	4,101	31,515	24,943	8,635	-	123,339

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Segment Adjusted EBITDA Expense	$348,903	$287,481

Outside coal purchases	(602)	(14,181)
Other income	274	215
Operating expenses (excluding depreciation, depletion and amortization)	$348,575	$273,515

(4)  Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, net interest expense, depreciation, depletion and amortization and general and administrative expenses.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership’s revenues and operating expenses, which are primarily controlled by our segments.  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Consolidated Segment Adjusted EBITDA	$188,266	$145,648
General and administrative	(15,713)	(14,677)
Depreciation, depletion and amortization	(64,382)	(43,033)
Interest expense, net	(6,484)	(5,819)
Income tax benefit	697	367
Net income	$102,384	$ 82,486

(5)  Includes equity in income (loss) of affiliates for the three months ended March 31, 2013 and 2012 of $(4.2) million and $(4.0) million, respectively, included in the White Oak segment and $0.3 million and $0.2 million, respectively, included in the Other and Corporate segment.

(6)  Total assets for the White Oak and Other and Corporate Segments include investments in affiliate of $113.7 million and $1.9 million, respectively, at March 31, 2013 and $40.0 million and $1.7 million, respectively, at March 31, 2012.

(7)  Capital expenditures shown above for the three months ended March 31, 2013 and 2012 include $12.1 million and $18.0 million, respectively, for acquisition and development of coal reserves in our condensed consolidated statements of cash flow.

13.                            SUBSEQUENT EVENTS

On April 26, 2013, we declared a quarterly distribution for the quarter ended March 31, 2013, of $0.7625 per unit on all common units outstanding, totaling approximately $45.6 million, payable on May 20, 2013 to all unitholders of record as of May 13, 2013.

On April 26, 2013, the ARLP Partnership declared a quarterly distribution for the quarter ended March 31, 2013, of $1.13 per unit, on all common units outstanding, totaling approximately $70.9 million (which includes its managing general partner’s incentive distributions), payable on May 15, 2013 to all unitholders of record as of May 8, 2013.

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

•     References to “Alliance Coal” mean Alliance Coal, LLC, the holding company for the operations of Alliance Resource Operating Partners, L.P.

Summary

We have no operating activities apart from those conducted by the ARLP Partnership, and our cash flows currently consist primarily of distributions from ARLP for our ARLP partnership interests, including the incentive distribution rights that we own.  We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership’s financial results and the results of our other subsidiaries.  The earnings of the ARLP Partnership allocated to its limited partners’ interest not owned by us and allocated to SGP’s general partner interest in ARLP are reflected as a noncontrolling interest in our condensed consolidated statement of income and balance sheet.  In addition to the ARLP Partnership, our results of operations include the results of operations of MGP, our wholly-owned subsidiary.

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

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S. The ARLP Partnership operates eleven underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, including the new Tunnel Ridge, LLC (“Tunnel Ridge”) longwall mine in West Virginia and the Onton No. 9 mining complex (“Onton mine”) in west

Kentucky acquired on April 2, 2012.  The ARLP Partnership is constructing a new mine in southern Indiana and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Also, the ARLP Partnership owns a preferred equity interest in White Oak Resources LLC (“White Oak”), and is purchasing and funding development of reserves and constructing surface facilities at White Oak’s new longwall mining complex in southern Illinois.  As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.

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

•     Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, LLC’s mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex (“Pattiki”), Warrior Coal, LLC’s mining complex (“Warrior”), Sebree Mining, LLC mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain Sebree reserves, River View Coal, LLC’s mining complex (“River View”), CR Services, LLC, and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”), ARP Sebree, LLC and ARP Sebree South, LLC.  The development of the Gibson South mine is currently underway and the ARLP Partnership is in the process of permitting the Sebree property for future mine development.  For information regarding the acquisition of the Onton mine, which was added to the Illinois Basin segment in April 2012, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisition of Business” of this Quarterly Report on Form 10-Q.

•     Central Appalachian reportable segment is comprised of two operating segments, the Pontiki Coal, LLC and MC Mining, LLC (“MC Mining”) mining complexes.

•     Northern Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex and the Penn Ridge Coal, LLC (“Penn Ridge”) property.  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine and Mettiki Coal, LLC’s preparation plant.  In May 2012, longwall production began at the Tunnel Ridge mine.  The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

•     White Oak reportable segment is comprised of two operating segments, Alliance WOR Properties, LLC (“WOR Properties”) and Alliance WOR Processing, LLC (“WOR Processing”).  WOR Processing includes both the surface operations at White Oak currently under construction and the equity investment in White Oak.  WOR Properties owns reserves acquired from White Oak and is committed to acquiring additional reserves from White Oak with a lease-back arrangement.  WOR Properties has also completed initial funding commitments to White Oak for development of these reserves.  The White Oak reportable segment also includes two loans to White Oak from the Intermediate Partnership, one for the acquisition of mining equipment (which was paid off and terminated in June 2012) and another to construct certain surface facilities. For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

•     Other and Corporate reportable segment includes marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (collectively, Matrix Design and Alliance Design Group, LLC are referred to as the “Matrix Group”), ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in Mid-America Carbonates, LLC (“MAC”) and certain activities of Alliance Resource Properties.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

We reported net income of $102.4 million for the three months ended March 31, 2013 (“2013 Quarter”) compared to $82.5 million for the three months ended March 31, 2012 (“2012 Quarter”). This increase of $19.9 million was principally due to record coal production and increased coal sales volumes, which rose to 9.8 million tons produced and 9.7 million tons sold in the 2013 Quarter compared to 8.5 million tons produced and 7.8 million tons sold in the 2012 Quarter.  The increases in tons produced and tons sold resulted from the start-up of longwall production at the Tunnel Ridge mine in May 2012, the addition of the Onton mine acquired in April 2012 and increased tons produced and sold from the Gibson North, River View, Warrior and Pattiki mines.  Higher operating expenses during the 2013 Quarter resulted primarily from the increased sales and record production volumes, which particularly impacted labor and related benefits expense, materials and supplies expense, maintenance costs and sales-related expenses.  These increases in operating expenses were offset partially by lower outside coal purchases in the 2013 Quarter.

	Three Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)		(per ton sold)
Tons sold	9,698	7,812	N/A	N/A
Tons produced	9,819	8,512	N/A	N/A
Coal sales	$534,509	$429,599	$55.12	$54.99
Operating expenses and outside coal purchases	$349,177	$287,696	$36.01	$36.83

Coal sales.  Coal sales for the 2013 Quarter increased 24.4% to $534.5 million from $429.6 million for the 2012 Quarter.  The increase of $104.9 million in coal sales reflected the benefit of increased tons sold (contributing $103.7 million in additional coal sales) and higher average coal sales prices (contributing $1.2 million in additional coal sales).  Average coal sales prices increased slightly to $55.12 per ton in the 2013 Quarter as compared to $54.99 per ton sold in the 2012 Quarter, primarily as a result of higher priced Central Appalachian coal sales.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases combined increased 21.4% to $349.2 million for the 2013 Quarter from $287.7 million for the 2012 Quarter, primarily due to increased coal sales and record production volumes.  On a per ton basis, operating expenses and outside coal purchases decreased 2.2% to $36.01 per ton sold.  In addition to the impact of record production volumes and increased sales volumes, operating expenses were impacted by various other factors, the most significant of which are also discussed below:

•     Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 5.4% to $11.67 per ton in the 2013 Quarter from $12.33 per ton in the 2012 Quarter.  This decrease of $0.66 per ton was primarily attributable to lower labor cost per ton resulting from higher longwall production at the Tunnel Ridge mine, which began production in May 2012, improved coal recoveries from the River View and Gibson mines and improved mining conditions at the Pattiki mine, partially offset by lower coal recoveries at the Dotiki mine reflecting its recent transition to a new coal seam;

•     Workers compensation expenses per ton produced decreased to $0.72 per ton in the 2013 Quarter from $1.04 per ton in the 2012 Quarter.  The decrease of $0.32 per ton produced resulted primarily from increased production discussed above and favorable reserve adjustments;

•     Materials and supplies expenses per ton produced decreased 9.1% to $11.41 per ton in the 2013 Quarter from $12.55 per ton in the 2012 Quarter.  The decrease of $1.14 per ton produced resulted primarily from production benefits discussed above and a decrease in cost for certain products and services, primarily roof support (decrease of $0.50 per ton), certain safety-related materials and supplies (decrease of $0.21 per ton), ventilation related materials and supplies (decrease of $0.19 per ton) and power and fuel used in the mining process (decrease of $0.15 per ton);

•     Maintenance expenses per ton produced decreased 8.6% to $3.93 per ton in the 2013 Quarter from $4.30 per ton in the 2012 Quarter.  The decrease of $0.37 per ton produced was primarily from the benefits of newer equipment and increased production at the new Tunnel Ridge mine and improved coal recoveries at certain locations as discussed above; and

•     Outside coal purchases decreased to $0.6 million for the 2013 Quarter compared to $14.1 million in the 2012 Quarter.  The decrease of $13.5 million was primarily attributable to decreased coal brokerage volumes and coal for sale into the metallurgical export markets.  Coal purchase costs per ton are typically higher than production costs per ton thus significantly lower volumes of coal purchases, like the 2013 Quarter, generally reduce the ARLP Partnership’s overall total expenses per ton.

Operating expenses and outside coal purchases per ton decreases discussed above were offset by the following increases:

•     Operating expenses increased in the 2013 Quarter due to greater sales from coal inventories compared to the 2012 Quarter.  The 2013 Quarter ended with 492,000 tons of coal inventories compared to 1,065,000 at the end of the 2012 Quarter.  Coal inventories increased only 136,000 tons during the 2013 Quarter compared to an increase of 897,000 tons during the 2012 Quarter;

•     Production taxes and royalties expenses (which are incurred as a percentage of coal sales prices and volumes) increased $0.26 per produced ton sold in the 2013 Quarter compared to the 2012 Quarter, primarily resulting from an increased mix of sales and production from certain mines in states with higher severance tax rates and a reduced mix of purchased tons sold (discussed above), which typically have minimal, if any, production taxes or royalty obligations; and

•     Capitalization of mine development expenses related to the construction of the Tunnel Ridge mine declined $13.1 million in the 2013 Quarter compared to the 2012 Quarter.  Capitalized development ceased in May 2012 with the startup of longwall production.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues and Matrix Design sales and other outside services.  Other sales and operating revenues decreased to $6.5 million in the 2013 Quarter from $7.3 million in the 2012 Quarter.  The decrease of $0.8 million was primarily due to decreased Matrix Design sales.

General and administrative.  General and administrative expenses for the 2013 Quarter increased to $15.7 million compared to $14.7 million in the 2012 Quarter.  The increase of $1.0 million was primarily due to the higher incentive-based compensation.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $64.4 million for the 2013 Quarter from $43.0 million for the 2012 Quarter.  The increase of $21.4 million was attributable to additional depreciation expense related to the expansion of longwall production capacity at the new Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to production expansion and infrastructure investments at various mines.

Interest expense.  Interest expense, net of capitalized interest, increased to $6.6 million for the 2013 Quarter from $5.9 million for the 2012 Quarter.  The increase of $0.7 million was principally attributable to increased borrowings under the revolving credit facility and lower capitalized interest.  This increase was partially offset by the August 2012 repayment of $18.0 million on the original senior notes issued in 1999 and reduced interest expense resulting from lower rates and fees under the term loan and revolving credit facility entered into during May 2012.  The term loan and revolving credit facility are discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses.  Transportation revenues and expenses were $6.9 million and $6.6 million for the 2013 and 2012 Quarters, respectively.  The increase of $0.3 million was primarily attributable to increased tonnage for which the ARLP Partnership arranges transportation at certain mines, partially offset by a decrease in average transportation rates in the 2013 Quarter.  The cost of transportation services are passed through to the ARLP Partnership’s customers.  Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes the equity investments in MAC and White Oak.  For the 2013 Quarter, equity in loss of affiliates was $3.9 million compared to $3.8 million for the 2012 Quarter, which was primarily attributable to losses allocated to the ARLP Partnership from its equity investment in White Oak.

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate.  The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.  The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $42.4 million and $33.2 million for the 2013 and 2012 Quarters, respectively.  The increase in net income attributable to noncontrolling interest is due to the increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above, partially offset by an increase in ARLP’s priority distribution to the MGP, which is deducted from ARLP’s net income in the allocation of net income attributable to noncontrolling interest.

Segment Adjusted EBITDA.  Our 2013 Quarter Segment Adjusted EBITDA increased $42.6 million, or 29.3%, to $188.3 million from the 2012 Quarter Segment Adjusted EBITDA of $145.6 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$167,221	$136,892	$30,329	22.2%
Central Appalachia	9,709	10,210	(501)	(4.9)%
Northern Appalachia	16,509	282	16,227	(1)
White Oak	(4,292)	(4,126)	(166)	(4.0)%
Other and Corporate	(881)	2,305	(3,186)	(1)
Elimination	-	85	(85)	(1)
Total Segment Adjusted EBITDA (2)	$188,266	$145,648	$42,618	29.3%

Tons sold
Illinois Basin	7,706	6,513	1,193	18.3%
Central Appalachia	550	509	41	8.1%
Northern Appalachia	1,442	708	734	(1)
White Oak	-	-	-	-
Other and Corporate	-	82	(82)	(1)
Elimination	-	-	-	-
Total tons sold	9,698	7,812	1,886	24.1%

Coal sales
Illinois Basin	$400,320	$337,980	$62,340	18.4%
Central Appalachia	44,804	40,948	3,856	9.4%
Northern Appalachia	89,385	43,958	45,427	(1)
White Oak	-	-	-	-
Other and Corporate	-	6,713	(6,713)	(1)
Elimination	-	-	-	-
Total coal sales	$534,509	$429,599	$104,910	24.4%

Other sales and operating revenues
Illinois Basin	$1,045	$460	$585	(1)
Central Appalachia	207	16	191	(1)
Northern Appalachia	945	554	391	70.6%
White Oak	-	-	-	-
Other and Corporate	7,887	10,297	(2,410)	(23.4)%
Elimination	(3,557)	(4,019)	462	11.5%
Total other sales and operating revenues	$6,527	$7,308	$(781)	(10.7)%

Segment Adjusted EBITDA Expense
Illinois Basin	$234,145	$201,548	$32,597	16.2%
Central Appalachia	35,302	30,754	4,548	14.8%
Northern Appalachia	73,821	44,230	29,591	66.9%
White Oak	101	135	(34)	(25.2)%
Other and Corporate	9,091	14,917	(5,826)	(39.1)%
Elimination	(3,557)	(4,103)	546	13.3%
Total Segment Adjusted EBITDA Expense (3)	$348,903	$287,481	$61,422	21.4%

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Segment Adjusted EBITDA	$188,266	$145,648

General and administrative	(15,713)	(14,677)
Depreciation, depletion and amortization	(64,382)	(43,033)
Interest expense, net	(6,484)	(5,819)
Income tax benefit	697	367
Net income	$102,384	$82,486

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Segment Adjusted EBITDA Expense	$348,903	$287,481

Outside coal purchases	(602)	(14,181)
Other income	274	215
Operating expense (excluding depreciation, depletion and amortization)	$348,575	$273,515

Illinois Basin – Segment Adjusted EBITDA increased 22.2% to $167.2 million in the 2013 Quarter from $136.9 million in the 2012 Quarter.  The increase of $30.3 million was primarily attributable to increased tons sold, which increased 18.3% to 7.7 million tons in the 2013 Quarter.  Coal sales increased 18.4% to $400.3 million in the 2013 Quarter compared to $338.0 million in the 2012 Quarter. The increase of $62.3 million reflects tons produced and sold from the Onton mine acquired in April 2012 and increases from the Gibson North, River View, Warrior and Pattiki mines, partially offset by lower coal recoveries at the Dotiki mine related to its recent transition into a new coal seam.  Total Segment Adjusted EBITDA Expense for the 2013 Quarter increased 16.2% to $234.1 million from $201.5 million in the 2012 Quarter primarily due to increased production and sales volumes noted above.  Although Total Segment Adjusted EBITDA Expense increased, Total Segment Adjusted EBITDA Expense per ton decreased $0.57 per ton sold to $30.38 from $30.95 per ton sold, primarily as a result of increased coal production discussed above as well as certain cost decreases described above under “–Operating expenses and outside coal purchases.”

Central Appalachia – Segment Adjusted EBITDA decreased 4.9% to $9.7 million for the 2013 Quarter compared to $10.2 million in the 2012 Quarter.  The decrease of $0.5 million was primarily attributable to lower production volumes resulting from difficult mining conditions at the MC Mining mine during the 2013 Quarter related to its transition into a new mining area, partially offset by higher coal sales price per ton, which increased to $81.46 per ton sold in the 2013 Quarter from $80.48 per ton sold in the 2012 Quarter, and higher tons sold reflecting delayed contract shipments experienced during the 2012 Quarter.  Segment Adjusted EBITDA Expense for the 2013 Quarter increased 14.8% to $35.3 million from $30.8 million in the 2012 Quarter and increased $3.75 per ton sold to $64.19 compared to $60.44 per ton sold in the 2012 Quarter, reflecting higher inventory costs and difficult mining conditions described above.

Northern Appalachia – Segment Adjusted EBITDA increased to $16.5 million for the 2013 Quarter as compared to $0.3 million in the 2012 Quarter.  This increase of $16.2 million was primarily attributable to increased tons produced and sold from longwall operations at the Tunnel Ridge mine, which began production in May 2012.  The start-up of longwall production at Tunnel Ridge was also the primary reason for the 66.9% increase in Segment Adjusted EBITDA Expense in the 2013 Quarter to $73.8 million compared to $44.2 million in the 2012 Quarter.  Although Segment Adjusted EBITDA increased in the 2013 Quarter, Segment Adjusted EBITDA Expense per ton decreased by $11.26 per ton sold to $51.19 from $62.45 in the 2012 Quarter, primarily due to lower cost per ton from longwall production at Tunnel Ridge and lower costs at the Mettiki mining complex due to reduced coal processing expenses and outside coal purchases.

White Oak – Segment Adjusted EBITDA was $(4.3) million and $(4.1) million, respectively, in the 2013 and 2012 Quarters primarily attributable to losses allocated to the ARLP Partnership from its equity interest in White Oak.

Other and Corporate – Segment Adjusted EBITDA decreased $3.2 million in the 2013 Quarter from the 2012 Quarter.  This decrease was primarily attributable to lower coal brokerage sales and lower Matrix Group safety equipment sales.  Segment Adjusted EBITDA Expense decreased 39.1% to $9.1 million for the 2013 Quarter, primarily due to decreased outside coal purchases.

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

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity and borrowings under credit facilities.  The ARLP Partnership believes that existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet its working capital requirements, capital expenditures, debt payments, commitments and distribution payments.  The ARLP Partnership’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond its control. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows and sources of financing that it expects to have available, it does not anticipate any significant liquidity constraints in the foreseeable future.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2012.

Cash Flows

Cash provided by operating activities was $199.2 million for the 2013 Quarter compared to $109.1 million for the 2012 Quarter.  Cash provided by operating activities primarily benefited from higher net income, reduced growth in coal inventory and a decrease in the change in accounts payable for the 2013 Quarter compared to the 2012 Quarter.

Net cash used in investing activities was $121.3 million for the 2013 Quarter compared to $134.9 million for the 2012 Quarter.  The decrease in cash used in investing activities was primarily attributable to a decrease in capital expenditures due to the completion of Tunnel Ridge mine development during the second quarter of 2012 and lower capital expenditures for mine infrastructure and equipment at various mines, particularly the Dotiki and River View mines.  These decreases were offset by an increase in funding of the White Oak project during the 2013 Quarter.  For information regarding White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Net cash used in financing activities was $76.8 million for the 2013 Quarter compared to $63.6 million for the 2012 Quarter.  The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2013 Quarter and net payments under the revolving credit facility during the 2013 Quarter, which is discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures decreased to $70.3 million in the 2013 Quarter from $105.3 million in the 2012 Quarter.  See “–Cash Flows” above for additional information regarding capital expenditures.

The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2013 are estimated in a range of $370.0 to $400.0 million, which includes expenditures for mine expansion and infrastructure projects, maintenance capital, continued development of the Gibson South mine, and reserve acquisitions and construction of surface facilities related to the White Oak mine development project.  In addition, the ARLP Partnership continues to expect to fund approximately $70.0 to $90.0 million of its preferred equity investment commitment to White Oak in 2013.  Management anticipates funding remaining 2013 capital requirements with cash and cash equivalents ($28.7 million as of March 31, 2013), cash flows from operations, borrowings under the revolving credit facility and, if necessary, accessing the debt or equity capital markets.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to obtain additional debt or equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Debt Obligations

ARLP Partnership

ARLP Credit Facility.  On May 23, 2012, the Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “ARLP Revolving Credit Facility”) of $700 million and a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $250 million (collectively, the ARLP Revolving Credit Facility and ARLP Term Loan are referred to as the “ARLP Credit Facility”).  The ARLP Credit Facility replaced the $142.5 million revolving credit facility that was scheduled to mature September 25, 2012 and the $300 million term loan agreement dated December 29, 2010 that was prepaid and terminated early on May 23, 2012.  The aggregate unpaid principal amount of $300 million and all unpaid interest was repaid using the proceeds of the ARLP Term Loan and borrowings under the ARLP Revolving Credit Facility.  The Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan.  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at the ARLP Partnership’s election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The ARLP Partnership has elected a Eurodollar Rate which, with applicable margin, was 1.86% on borrowings outstanding as of March 31, 2013.  The ARLP Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid.  Interest is payable quarterly, with principal of the ARLP Term Loan due as follows:  commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the ARLP Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the ARLP Term Loan advances outstanding; and the remaining balance of the ARLP Term Loan advances at maturity.  The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change in control” (as defined by the Credit Agreement), the unpaid principal amount of the ARLP Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.

At March 31, 2013, the ARLP Partnership had borrowings of $150.0 million and $23.5 million of letters of credit outstanding with $526.5 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Credit Facility.

ARLP Senior Notes. The Intermediate Partnership has $36.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in two remaining annual installments with interest payable semi-annually (“ARLP Senior Notes”).

ARLP Series A Senior Notes. On June 26, 2008, the Intermediate Partnership entered into a Note Purchase Agreement (the “2008 Note Purchase Agreement”) with a group of institutional investors in a private placement offering.  The ARLP Partnership issued $205.0 million of Series A senior notes, which bear interest at 6.28% and mature on June 26, 2015 with interest payable semi-annually.

ARLP Series B Senior Notes. On June 26, 2008, the ARLP Partnership issued under the 2008 Note Purchase Agreement $145.0 million of Series B senior notes (together with the Series A senior notes, the “2008 Senior Notes”), which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

The ARLP Senior Notes, 2008 Senior Notes and the ARLP Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.21 to 1.0 and 17.8 to 1.0, respectively, for the trailing twelve months ended March 31, 2013.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2013.

Other.  In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits.  At March 31, 2013, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with us, SGP and our respective affiliates.  These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, mineral and equipment leases with SGP and its affiliates and a timesharing agreement for the use of aircraft.  The ARLP Partnership also has ongoing transactions with White Oak and related entities to support development of a longwall mining operation currently under construction.

Please read our Annual Report on Form 10-K for the year ended December 31, 2012, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning related-party transactions.

New Accounting Standards

New Accounting Standards Issued and Adopted

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of AOCI by the respective line items of net income.  ASU 2013-02 does not change the items that must be reported in AOCI.  ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material impact on our condensed consolidated financial statements.

Other Information

IRS Notice

On April 12, 2013, the Internal Revenue Service (“IRS”) mailed a “Notice of Beginning of Administrative Proceeding” (“NBAP”) for an audit of the income tax return of Alliance Coal, the holding company for the operations of the Intermediate Partnership, for the tax year ending December 31, 2011.  We believe this is a routine audit of our lower tier subsidiary’s income, gain, deductions, losses and credits.  Our tax matters partner and our tax advisors intend to cooperate fully with the IRS.  We are making this disclosure to satisfy the IRS requirement that we notify AHGP’s limited partners of this NBAP within 75 days from the receipt of the NBAP from the IRS.  A copy of the NBAP is attached as an exhibit hereto.

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

Interest Rate Risk

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $150.0 million in borrowings under the ARLP Revolving Credit Facility and $250.0 million outstanding under the ARLP Term Loan Agreement at March 31, 2013.  A one percentage point increase in the interest rates related to the ARLP Revolving Credit Facility and ARLP Term Loan Agreement would result in an annualized increase in 2013 interest expense of $4.0 million, based on borrowing levels at March 31, 2013.  With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $12.3 million in the estimated fair value of these borrowings.

As of March 31, 2013, the estimated fair value of the ARLP Debt Arrangements was approximately $834.8 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2013.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.                                        CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2013.

During the quarterly period ended March 31, 2013, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference.  See also “Item 3. Legal Proceedings” of the Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.                             RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.                                        OTHER INFORMATION

None.

ITEM 6.                                        EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.1

Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 9, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 9, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 9, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 9, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

99.1	Alliance Coal LLC Notice of Beginning of Administrative Proceeding

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2013 furnished in XBRL).

*         Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 9, 2013.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign
on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer