Form 10-Q
period 2013-09-30
Alliance Holdings GP, L.P.
filed 2013-11-07
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

       Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

[   ] Yes   [X] No

As of November 7, 2013, 59,863,000 common units are outstanding.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

ASSETS	September 30,	December 31,
	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$23,121	$31,111
Trade receivables	169,916	172,724
Other receivables	1,121	1,019
Due from affiliates	620	562
Inventories	69,331	46,660
Advance royalties	11,280	11,492
Prepaid expenses and other assets	3,817	20,554
Total current assets	279,206	284,122

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,576,521	2,361,863
Less accumulated depreciation, depletion and amortization	(990,133)	(832,293)
Total property, plant and equipment, net	1,586,388	1,529,570

OTHER ASSETS:
Advance royalties	20,881	23,267
Equity investments in affiliates	124,345	88,513
Due from affiliate	11,150	3,084
Other long-term assets	29,003	30,284
Total other assets	185,379	145,148
TOTAL ASSETS	$2,050,973	$1,958,840

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$107,450	$100,678
Due to affiliates	393	327
Accrued taxes other than income taxes	22,636	20,033
Accrued payroll and related expenses	51,603	38,501
Accrued interest	6,185	1,435
Workers’ compensation and pneumoconiosis benefits	9,478	9,320
Current capital lease obligations	1,214	1,000
Other current liabilities	21,763	19,572
Current maturities, long-term debt (Note 7)	80,500	18,000
Total current liabilities	301,222	208,866

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	687,500	773,000
Pneumoconiosis benefits	63,921	59,931
Accrued pension benefit	31,202	31,078
Workers’ compensation	70,733	68,786
Asset retirement obligations	76,517	81,644
Long-term capital lease obligations	17,513	18,613
Other liabilities	6,831	9,147
Total long-term liabilities	954,217	1,042,199
Total liabilities	1,255,439	1,251,065

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	487,453	448,976
Accumulated other comprehensive loss	(17,314)	(18,296)
Total AHGP Partners’ Capital	470,139	430,680
Noncontrolling interests	325,395	277,095
Total Partners’ Capital	795,534	707,775
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,050,973	$1,958,840

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

SALES AND OPERATING REVENUES:
Coal sales	$518,447	$499,003	$1,594,530	$1,441,107
Transportation revenues	11,554	5,625	23,459	17,651
Other sales and operating revenues	7,135	6,720	20,595	25,854
Total revenues	537,136	511,348	1,638,584	1,484,612

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	346,045	338,644	1,042,057	946,806
Transportation expenses	11,554	5,625	23,459	17,651
Outside coal purchases	636	4,424	2,028	34,759
General and administrative	15,237	15,282	47,956	47,494
Depreciation, depletion and amortization	66,099	59,781	198,688	154,923
Asset impairment charge	-	19,031	-	19,031
Total operating expenses	439,571	442,787	1,314,188	1,220,664

INCOME FROM OPERATIONS	97,565	68,561	324,396	263,948
Interest expense (net of interest capitalized for the three and nine months ended September 30, 2013 and 2012 of $2,816, $1,701, $8,220 and $6,433, respectively)	(6,168)	(7,446)	(19,004)	(21,626)
Interest income	253	94	565	239
Equity in loss of affiliates, net	(5,990)	(2,832)	(15,556)	(11,040)
Other income	372	254	999	2,853
INCOME BEFORE INCOME TAXES	86,032	58,631	291,400	234,374
INCOME TAX BENEFIT	(718)	(102)	(1,307)	(726)
NET INCOME	86,750	58,733	292,707	235,100
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(32,539)	(19,238)	(117,517)	(91,927)
NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$54,211	$39,495	$175,190	$143,173

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.91	$0.66	$2.93	$2.39
DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.785	$0.6975	$2.2875	$2.0025

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - BASIC AND DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET INCOME	$86,750	$58,733	$292,707	$235,100

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of actuarial loss (1)	557	458	1,675	1,373
Total defined benefit pension plan adjustments	557	458	1,675	1,373

Pneumoconiosis benefits
Amortization of actuarial loss (1)	168	194	503	582
Total pneumoconiosis benefits adjustments	168	194	503	582

OTHER COMPREHENSIVE INCOME	725	652	2,178	1,955

COMPREHENSIVE INCOME	87,475	59,385	294,885	237,055

Less: Comprehensive income attributable to noncontrolling interest	(32,951)	(19,608)	(118,713)	(92,991)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$54,524	$39,777	$176,172	$144,064

(1)          Amortization of actuarial loss is included in the computation of net periodic benefit cost (see Notes 10 and 12 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$548,884	$422,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(242,653)	(332,353)
Changes in accounts payable and accrued liabilities	(354)	(4,024)
Proceeds from sale of property, plant and equipment	124	114
Purchases of equity investments in affiliate	(47,500)	(43,100)
Payment for acquisition of business	-	(100,000)
Payments to affiliate for acquisition and development of coal reserves	(21,318)	(34,601)
Advances/loans to affiliate	(7,500)	(2,229)
Payments from affiliate	-	4,229
Other	-	546
Net cash used in investing activities	(319,201)	(511,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	-	250,000
Borrowings under revolving credit facilities	211,000	150,000
Payments under revolving credit facilities	(216,000)	(75,000)
Payment on term loan	-	(300,000)
Payment on long-term debt	(18,000)	(18,000)
Payments on capital lease obligations	(886)	(673)
Payment of debt issuance costs	-	(4,272)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(3,015)	(3,734)
Distributions paid by consolidated partnership to noncontrolling interests	(73,835)	(66,755)
Distributions paid to Partners	(136,937)	(119,876)
Net cash used in financing activities	(237,673)	(188,310)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,990)	(277,359)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,111	281,469

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,121	$4,110

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$21,638	$22,166

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$20,618	$20,955
Market value of ARLP common units issued under ARLP’s Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$8,583	$11,070
Acquisition of business:
Fair value of assets assumed	$-	$126,639
Cash paid	-	(100,000)
Fair value of liabilities assumed	$-	$26,639

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of September 30, 2013 and December 31, 2012, the results of our operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and the cash flows for the nine months ended September 30, 2013 and 2012.  All of our intercompany transactions and accounts have been eliminated.  Net income attributable to Alliance Holdings GP, L.P. from within our accompanying condensed consolidated financial statements will be described as “Net Income of AHGP.”

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

The following unaudited pro forma information for the nine months ended September 30, 2012 for the AHGP Partnership has been prepared for illustrative purposes as if the business combination occurred on January 1, 2011, the year prior to the acquisition date.  The unaudited pro forma results have been prepared based upon Green River’s historical results with respect to the business acquired and estimates of the effects of the transactions that the ARLP Partnership believes are reasonable and supportable. The results are not necessarily reflective of the consolidated results of operations had the acquisition actually occurred on January 1, 2011, nor are they indicative of future operating results.

Nine Months Ended
September 30, 2012
(in thousands)

Total revenues
As reported	$1,484,612
Pro forma	$1,511,955

Net income
As reported	$235,100
Pro forma	$236,381

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

5.                                    ASSET IMPAIRMENT CHARGE

Pontiki Coal, LLC’s (“Pontiki”) mining complex in Martin County, Kentucky was idled from August 29, 2012 to November 25, 2012.  The Mine Safety and Health Administration (“MSHA”) ordered the closure of the coal preparation plant and associated surface facilities at the Pontiki mining complex following the failure on August 23, 2012 of a belt line between two clean coal stacking tubes.  MSHA required a comprehensive structural inspection of all the surface facilities by an independent bridge engineering firm before the surface facilities could be reopened.  Although the Pontiki mining complex resumed operations to fulfill contractual obligations for the delivery of coal in 2013 under existing coal sales agreements, significant uncertainty remained regarding market demand and pricing for coal from Pontiki beyond 2013.  This uncertainty along with the likelihood of future cost increases arising from stringent regulatory oversight placed the long-term viability of Pontiki at significant risk.

As a result of the above events, uncertainty regarding the future operations of the mine and the required additional repair costs, and the assessment of related risks, the ARLP Partnership concluded that indicators of impairment were present and the carrying value of the asset group representing the Pontiki mining complex (“Pontiki Assets”) was not fully recoverable.  The ARLP Partnership estimated the fair value of the Pontiki Assets and determined it was exceeded by the carrying value and accordingly, the ARLP Partnership recorded an asset impairment charge of $19.0 million in the Central Appalachian segment during the quarter ended September 30, 2012 to reduce the carrying value of the Pontiki Assets to their estimated fair value of $16.1 million.  The fair value of the Pontiki Assets was determined using the market and cost valuation techniques and represents a Level 3 fair value measurement.  The fair value analysis was based on the marketability of coal properties in the current market environment, discounted projected future cash flows, and estimated fair value of assets that could be sold or used at other operations.  As these estimates incorporate certain assumptions, including replacement cost of equipment and marketability of coal reserves in the Central Appalachian region, and it is possible that the estimates may change in the future resulting in the need to adjust the ARLP Partnership’s determination of fair value.  The asset impairment established a new cost basis on which depreciation, depletion and amortization is calculated for the Pontiki Assets.

As noted above, although the Pontiki mining complex resumed operations, significant uncertainty remained regarding market demand and pricing for coal from Pontiki beyond 2013.  On September 27, 2013, the ARLP Partnership issued Worker Adjustment and Retraining Notification (WARN) Act notices to all employees at Pontiki’s mining complex. The ARLP Partnership plans to continue operations at the Pontiki mining complex until late November 2013 to fulfill commitments under existing sales contracts at which time the mine is expected to cease production.  No additional impairment was required related to the expected closure of the mine as the depreciable lives of the Pontiki Assets were adjusted in 2012 and throughout 2013 as management evaluated the future operations at Pontiki.

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At September 30, 2013 and December 31, 2012, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $787.3 million and $834.3 million, respectively, based on interest rates that it believes are currently available to it for issuance of debt with similar terms and remaining maturities (Note 7).  The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

7.                                    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
ARLP Revolving credit facility	$100,000	$155,000
ARLP $50 million facility	50,000	-
ARLP Senior notes	18,000	36,000
ARLP Series A senior notes	205,000	205,000
ARLP Series B senior notes	145,000	145,000
ARLP Term loan	250,000	250,000
	768,000	791,000
Less current maturities	(80,500)	(18,000)
Total long-term debt	$687,500	$773,000

On September 11, 2013, the Intermediate Partnership entered into a credit agreement for a $50.0 million revolving credit facility (“ARLP Facility”) to be used, as appropriate, for short-term working capital requirements.  The counterparty to the ARLP Facility is KC-LendCo, LLC, which is controlled by an officer of ARH via his role as independent trustee of irrevocable trusts established by the ARLP Partnership’s President and Chief Executive Officer.  Borrowings under the ARLP Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 0.80%, with interest payable quarterly.  At September 30, 2013, the LIBOR with applicable margin was 0.98% on borrowings outstanding.  The ARLP Facility is included in the current maturities, long-term debt line item on our condensed consolidated balance sheet.  The lender and the Intermediate Partnership have the option to terminate the ARLP Facility at any time and the ARLP Facility was terminated on October 29, 2013, with all amounts outstanding, plus interest, paid in full.

The Intermediate Partnership also has $18.0 million in senior notes (“ARLP Senior Notes”), $205.0 million in ARLP Series A and $145.0 million in ARLP Series B senior notes (collectively, the “2008 Senior Notes”), a $700.0 million revolving credit facility (“ARLP Revolving Credit Facility”) and a $250.0 million term loan (collectively, with the ARLP Senior Notes, the 2008 Senior Notes and the ARLP Revolving Credit Facility, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.12 to 1.0 and 19.4 to 1.0, respectively, for the trailing twelve months ended September 30, 2013.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2013.

At September 30, 2013, the ARLP Partnership had borrowings of $150.0 million and $23.5 million of letters of credit outstanding with $576.5 million available for borrowing under the ARLP Revolving Credit Facility and the ARLP Facility.  The ARLP Partnership utilizes the ARLP Revolving

Credit Facility, as appropriate, for working capital requirements, anticipated capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

8.                                    WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation currently under construction.  The transactions feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a backstop equipment financing facility.  The ARLP Partnership’s initial investment funding to White Oak at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and it funded an additional $197.7 million to White Oak between the Transaction Date and September 30, 2013.  The ARLP Partnership expects to fund a total of approximately $300.5 million from the Transaction Date through approximately the next 1.5 years, which includes the funding made to White Oak through September 30, 2013 discussed above.  The ARLP Partnership is also committed to invest up to an additional $125.0 million in Series A Units to the extent required for development or operation of the White Oak Mine No. 1 mine, which is subject to certain rights and obligations of other White Oak owners to participate in such investment.  On the Transaction Date, the ARLP Partnership also entered into a coal handling and services agreement, pursuant to which the ARLP Partnership constructed and is operating a preparation plant and other surface facilities.  It expects to fund these additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity.   The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, the ARLP Partnership’s subsidiary, Alliance WOR Properties, LLC (“WOR Properties”), acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons are currently being developed for future mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”).  Hamilton County is adjacent to White County, Illinois, where the White County Coal, LLC Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.  Between the Transaction Date and December 31, 2012, WOR Properties provided $51.6 million to White Oak for development of the acquired coal reserves.  During the nine months ended September 30, 2013, WOR Properties acquired from White Oak for $21.3 million cash paid at closing, an additional 75.4 million tons of reserves, of which 38.8 million tons are currently being developed for future mining by White Oak.  WOR Properties has a remaining commitment of $33.2 million for additional coal reserve purchases and development funding.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, the ARLP Partnership’s subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), made an equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  WOR Processing purchased $66.8 million of additional Series A Units between the Transaction Date and December 31, 2012 and $47.5 million of additional Series A Units during the nine months ended September 30, 2013, fulfilling WOR Processing’s minimum equity investment commitment.  Based on currently anticipated equity contributions by other White Oak owners, the ARLP Partnership does not expect to make further equity investments in White Oak in 2013.

WOR Processing’s ownership and member’s voting interest in White Oak at September 30, 2013 were 20.0% based upon currently outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series B Units, is held by other investors and members of White Oak management.

The ARLP Partnership continually reviews all rights provided to WOR Processing as well as the ARLP Partnership by various agreements with White Oak and the ARLP Partnership continues to conclude all such rights are protective or participating in nature and do not provide WOR Processing or the ARLP Partnership the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  As such, WOR Processing’s interest in White Oak is recognized as an equity investment in affiliate in our consolidated balance sheets.  As of September 30, 2013, WOR Processing had invested $150.0 million in Series A Units of White Oak equity, which represents the ARLP Partnership’s current maximum exposure to loss as a result of its equity investment in White Oak exclusive of capitalized interest.  White Oak has made no distributions to the ARLP Partnership.

WOR Processing’s equity in earnings or losses of affiliates are recorded under the hypothetical liquidation at book value method of accounting due to the preferences to which WOR Processing is entitled on distributions.  For the three and nine months ended September 30, 2013 and 2012, the ARLP Partnership was allocated losses of $6.2 million, $3.0 million, $16.3 million and $11.6 million, respectively.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement (“Services Agreement”) with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1.  During the quarter ended September 30, 2013, WOR Processing began processing and loading coal through the facilities and earned throughput fees of $0.6 million from White Oak.

In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015.  White Oak has borrowed the entire amount available under the Construction Loan as of September 30, 2013.

9.            NONCONTROLLING INTERESTS

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

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (Note 1). The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	September 30,	December 31,
	2013	2012
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,798)	$(303,798)
Non-Affiliates (ARLP’s non-affiliate limited partners)	651,965	604,861
Accumulated other comprehensive loss attributable to noncontrolling interests	(22,772)	(23,968)
Total noncontrolling interests	$325,395	$277,095

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

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income attributable to noncontrolling interest:
Affiliate (SGP)	$11	$6	$41	$32
Non-Affiliates (ARLP’s non-affiliate limited partners)	32,528	19,232	117,476	91,895
	$32,539	$19,238	$117,517	$91,927

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012

Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$41	$36
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	73,794	66,719
	$73,835	$66,755

(1)        Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of noncontrolling interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership.  After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million.  SGP’s investment basis as of September 30, 2013 and December 31, 2012 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

The following tables present the change in Partners’ Capital for the nine months ended September 30, 2013 and 2012 (in thousands):

	Alliance Holdings GP, L.P.

	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2013	$448,976	$(18,296)	$277,095	$707,775
Net income	175,190	-	117,517	292,707
Other comprehensive income	-	982	1,196	2,178
Vesting of ARLP Long-Term Incentive Plan	-	-	(3,015)	(3,015)
Common unit-based compensation	224	-	6,437	6,661
Distributions on ARLP common unit-based compensation	-	-	(1,282)	(1,282)
Distributions to AHGP Partners	(136,937)	-	-	(136,937)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	(72,553)	(72,553)
Balance at September 30, 2013	$487,453	$(17,314)	$325,395	$795,534

	Alliance Holdings GP, L.P.

	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2012	$414,165	$(17,560)	$229,588	$626,193
Net income	143,173	-	91,927	235,100
Other comprehensive income	-	891	1,064	1,955
Settlement of Directors Deferred Compensation	(459)	-	-	(459)
Vesting of ARLP Long-Term Incentive Plan	-	-	(3,734)	(3,734)
Common unit-based compensation	137	-	5,340	5,477
Distributions on ARLP common unit-based compensation	-	-	(1,172)	(1,172)
Distributions to AHGP Partners	(119,876)	-	-	(119,876)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	(65,583)	(65,583)
Balance at September 30, 2012	$437,140	$(16,669)	$257,430	$677,901

10.                 WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Beginning balance	$80,630	$81,195	$77,046	$73,201
Accruals increase	452	4,035	8,399	16,249
Payments	(2,553)	(2,395)	(8,156)	(7,984)
Interest accretion	621	685	1,861	2,054
Ending balance	$79,150	$83,520	$79,150	$83,520

Lower accrual increases in 2013 compared to 2012 was primarily attributable to favorable reserve adjustments for claims incurred in prior years.

Certain of the ARLP Partnership’s mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service cost	$953	$960	$2,858	$2,795
Interest cost	563	598	1,690	1,773
Amortization of net loss (1)	168	194	503	582
Net periodic benefit cost	$1,684	$1,752	$5,051	$5,150

(1)          Amortization of net loss is included in the operating expenses line item within our condensed consolidated statements of income.

11.         COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership.  The ARLP LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the MGP, subject to review and approval of the compensation committee of the MGP board of directors (the “MGP Compensation Committee”).  On January 23, 2013, the MGP Compensation Committee determined that the vesting requirements for the 2010 grants of 130,102 restricted units (which is net of 8,028 forfeitures) had been satisfied as of January 1, 2013.  As a result of this vesting, on February 15, 2013, the ARLP Partnership issued 82,400 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the ARLP LTIP participants.  On January 23, 2013, the MGP Compensation Committee authorized additional grants of up to 156,575 restricted units, of which 146,725 were granted during the nine months ended September 30, 2013 and will vest on January 1, 2016, subject to satisfaction of certain financial tests.  The fair value of these 2013 grants is equal to the intrinsic value at the date of grant, which was $63.02 per unit.  ARLP LTIP expense was $1.8 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, and $5.4 million and $4.7 million for the nine months ended September 30, 2013 and 2012, respectively.  After consideration of the January 1, 2013 vesting and subsequent issuance of 82,400 common units, 2.1 million units remain available under the ARLP LTIP for issuance in the future, assuming all grants issued in 2011, 2012 and 2013 currently outstanding are settled with ARLP common units, without reduction for tax withholding, and no future forfeitures occur.

As of September 30, 2013, there was $10.7 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.4 years.  As of September 30, 2013, the intrinsic value of the non-vested ARLP LTIP grants was $25.8 million.  As of September 30, 2013, the total obligation associated with the ARLP LTIP was $12.7 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distributions ARLP makes to its unitholders during the vesting period.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom units.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000.  There have been no grants under the AHGP LTIP as of September 30, 2013.

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

For the nine months ended September 30, 2013 and 2012, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 10,835 and 7,168 phantom units, respectively, and the fair value of these phantom units was $68.32 per unit and $64.77 per unit, respectively, on a weighted-average basis.  For the nine months ended September 30, 2013 and 2012, AGP Deferred Compensation Plan participant notional account balances were credited with a total of 4,086 and 2,950 phantom units, respectively, and the fair value of these phantom units was $54.61 per unit and $46.28 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plans expense was approximately $0.4 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.1 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there were 184,457 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $13.4 million.  As of September 30, 2013, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $11.1 million, which was included in the noncontrolling interests line item in our condensed consolidated balance sheets.  The total obligation associated with the AGP Deferred Compensation Plan was $0.8 million, which was included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

12.         COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service cost	$674	$726	$2,108	$2,179
Interest cost	929	818	2,710	2,454
Expected return on plan assets	(930)	(956)	(3,094)	(2,868)
Amortization of net loss (1)	557	458	1,675	1,373
Net periodic benefit cost	$1,230	$1,046	$3,399	$3,138

(1)          Amortization of net loss is included in the operating expenses line item within our condensed consolidated statements of income.

We previously disclosed in our financial statements for the year ended December 31, 2012 that the ARLP Partnership expected to contribute $2.4 million to the Pension Plan in 2013.  During the nine months ended September 30, 2013, the ARLP Partnership made contribution payments of $1.6 million for the 2013 plan year.  On October 15, 2013, the ARLP Partnership made a contribution payment of $0.8 million for the 2013 plan year, bringing the total contributions to the Pension Plan in 2013 for the 2013 plan year to $2.4 million as expected.

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

The Central Appalachian reportable segment is comprised of two operating segments, the MC Mining, LLC and Pontiki mining complexes.

The Northern Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge, LLC (“Tunnel Ridge”) mining complex and the Penn Ridge Coal, LLC (“Penn Ridge”) property.  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine, Mettiki Coal, LLC’s preparation plant and a small third-party mining operation which has been idled since July 2013.  In May 2012, longwall production began at the Tunnel

Ridge mine.  The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

The White Oak reportable segment is comprised of two operating segments, WOR Processing and WOR Properties.  WOR Processing includes both the surface operations at White Oak and the equity investment in White Oak.  WOR Properties owns coal reserves acquired from White Oak under lease-back arrangements (Note 8).

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

Reportable segment results as of and for the three and nine months ended September 30, 2013 and 2012 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Reportable segment results for the three months ended September 30, 2013 were as follows:

Total revenues (2)	$405,597	$40,135	$84,975	$566	$8,609	$(2,746)	$537,136
Segment Adjusted EBITDA Expense (3)	239,962	30,348	69,415	546	8,784	(2,746)	346,309
Segment Adjusted EBITDA (4)(5)	156,790	9,775	12,864	(6,190)	44	-	173,283
Capital expenditures (7)	58,569	2,459	12,284	6,632	2,137	-	82,081

Reportable segment results for the three months ended September 30, 2012 were as follows:

Total revenues (2)	$365,119	$41,790	$100,142	$-	$8,425	$(4,128)	$511,348
Segment Adjusted EBITDA Expense (3)	221,731	35,563	81,761	174	7,713	(4,128)	342,814
Segment Adjusted EBITDA (4)(5)	140,329	6,228	15,813	(3,188)	895	-	160,077
Capital expenditures (7)	51,541	9,395	21,422	10,468	1,197	-	94,023

Reportable segment results as of and for the nine months ended September 30, 2013 were as follows:

Total revenues (2)	$1,210,806	$126,701	$284,303	$566	$26,425	$(10,217)	$1,638,584
Segment Adjusted EBITDA Expense (3)	707,810	96,786	219,356	1,074	28,277	(10,217)	1,043,086
Segment Adjusted EBITDA (4)(5)	488,634	29,691	56,074	(16,777)	(1,139)	-	556,483
Total assets (6)	1,064,268	84,162	539,194	306,002	58,212	(865)	2,050,973
Capital expenditures (7)	163,595	8,758	51,154	35,502	4,962	-	263,971

Reportable segment results as of and for the nine months ended September 30, 2012 were as follows:

Total revenues (2)	$1,082,057	$122,989	$247,104	$-	$46,395	$(13,933)	$1,484,612
Segment Adjusted EBITDA Expense (3)	652,231	96,920	202,449	(1,517)	42,562	(13,933)	978,712
Segment Adjusted EBITDA (4)(5)	419,955	25,618	37,326	(10,072)	4,382	-	477,209
Total assets (6)	1,030,860	81,867	521,156	198,631	36,711	(825)	1,868,400
Capital expenditures (7)	173,656	25,143	82,320	74,712	11,123	-	366,954

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Segment Adjusted EBITDA Expense	$346,309	$342,814	$1,043,086	$978,712

Outside coal purchases	(636)	(4,424)	(2,028)	(34,759)
Other income	372	254	999	2,853
Operating expenses (excluding depreciation, depletion and amortization)	$346,045	$338,644	$1,042,057	$946,806

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Consolidated Segment Adjusted EBITDA	$173,283	$160,077	$556,483	$477,209
General and administrative	(15,237)	(15,282)	(47,956)	(47,494)
Depreciation, depletion and amortization	(66,099)	(59,781)	(198,688)	(154,923)
Asset impairment charge	-	(19,031)	-	(19,031)
Interest expense, net	(5,915)	(7,352)	(18,439)	(21,387)
Income tax benefit	718	102	1,307	726
Net income	$86,750	$58,733	$292,707	$235,100

(5)      Includes equity in income (loss) of affiliates for the three and nine months ended September 30, 2013 of $(6.2) million and $(16.3) million, respectively, included in the White Oak segment and $0.2 million and $0.7 million, respectively, included in the Other and Corporate segment.  Includes equity in income (loss) of affiliates for the three and nine months ended September 30, 2012 of $(3.0) million and $(11.6) million, respectively, included in the White Oak segment and $0.1 million and $0.5 million, respectively, included in the Other and Corporate segment.

(6)      Total assets for the White Oak and Other and Corporate Segments include investments in affiliate of $122.7 million and $1.6 million, respectively, at September 30, 2013 and $72.7 million and $1.6 million, respectively, at September 30, 2012.

(7)      Capital expenditures shown above include funding to White Oak of $2.5 million and $21.3 million, respectively, for the three and nine months ended September 30, 2013, and $34.6 million for the three and nine months ended September 30, 2012, for the acquisition and development of coal reserves in our condensed consolidated statements of cash flow.

14.         SUBSEQUENT EVENTS

On October 28, 2013, we declared a quarterly distribution for the quarter ended September 30, 2013, of $0.8075 per unit on all common units outstanding, totaling approximately $48.3 million, payable on November 19, 2013 to all unitholders of record as of November 12, 2013.

On October 28, 2013, the ARLP Partnership declared a quarterly distribution for the quarter ended September 30, 2013, of $1.175 per unit, on all common units outstanding, totaling approximately $74.2 million (which includes its managing general partner’s incentive distributions), payable on November 14, 2013 to all unitholders of record as of November 7, 2013.

Other than those events described above and in Note 7, there were no other subsequent events.

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

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S. The ARLP Partnership operates eleven underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, including the new Tunnel Ridge, LLC (“Tunnel Ridge”) longwall mine in West Virginia and the Onton No. 9 mining complex (“Onton mine”) in west

Kentucky acquired on April 2, 2012.  The ARLP Partnership is constructing a new mine in southern Indiana and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Also, the ARLP Partnership owns a preferred equity interest in White Oak Resources LLC (“White Oak”) and is purchasing and funding development of reserves and has constructed and is operating surface facilities at White Oak’s new longwall mining complex in southern Illinois.  As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.

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

•                 Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, LLC’s mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex (“Pattiki”), Warrior Coal, LLC’s mining complex (“Warrior”), Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain undeveloped coal reserves, River View Coal, LLC’s mining complex (“River View”), CR Services, LLC, and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”), ARP Sebree, LLC and ARP Sebree South, LLC.  The development of the Gibson South mine is currently underway and the ARLP Partnership is in the process of permitting the Sebree property for future mine development.  For information regarding the acquisition of the Onton mine, which was added to the Illinois Basin segment in April 2012, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisitions” of this Quarterly Report on Form 10-Q.

•                 Central Appalachian reportable segment is comprised of two operating segments, the Pontiki Coal, LLC (“Pontiki”) and MC Mining, LLC (“MC Mining”) mining complexes.  Please read “Item 1. Financial Statements (Unaudited) – Note 5. Asset Impairment Charge” of this Quarterly Report on Form 10-Q for additional information regarding this asset impairment.

•                 Northern Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex and the Penn Ridge Coal, LLC (“Penn Ridge”) property.  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine, Mettiki Coal, LLC’s preparation plant and a small third-party mining operation which has been idled since July 2013.  In May 2012, longwall production began at the Tunnel Ridge mine.  The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

•                 White Oak reportable segment is comprised of two operating segments, Alliance WOR Properties, LLC (“WOR Properties”) and Alliance WOR Processing, LLC (“WOR Processing”).  WOR Processing includes both the surface operations at White Oak and the equity investment in White Oak.  WOR Properties owns reserves acquired from White Oak and is committed to acquiring additional reserves from White Oak under lease-back arrangements.  WOR Properties has also provided certain funding to White Oak for development of these reserves.  The White Oak reportable segment also includes two loans to White Oak from the Intermediate Partnership, one for the acquisition of mining equipment (which was paid off and terminated in June 2012) and another to construct certain surface facilities. For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. White Oak Transactions” of this Quarterly Report on Form 10-Q.

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

Pontiki Mine

Pontiki’s mining complex in Martin County, Kentucky was idled from August 29, 2012 to November 25, 2012.  The Mine Safety and Health Administration (“MSHA”) ordered the closure of the coal preparation plant and associated surface facilities at the Pontiki mining complex following the failure on August 23, 2012 of a belt line between two clean coal stacking tubes.  MSHA required a comprehensive structural inspection of all the surface facilities by an independent bridge engineering firm before the surface facilities could be reopened.

As a result of the above events, uncertainty regarding future operations of the mine and the required additional repair costs, and assessment of related risks, the ARLP Partnership concluded that indicators of impairment were present and the carrying value of the asset group representing the Pontiki mining complex (“Pontiki Assets”) was not fully recoverable as of September 30, 2012.  The ARLP Partnership estimated the fair value of the Pontiki Assets and determined it exceeded the carrying amount and accordingly, recorded an asset impairment charge of $19.0 million for the three months ended September 30, 2012 (“2012 Quarter”).

Although the Pontiki mining complex resumed operations, significant uncertainty remained regarding market demand and pricing for coal from Pontiki beyond 2013.  On September 27, 2013, the ARLP Partnership issued Worker Adjustment and Retraining Notification (WARN) Act notices to all employees at Pontiki’s mining complex.  The ARLP Partnership plans to continue operations at the Pontiki mining complex until late November 2013 to fulfill commitments under existing sales contracts at which time the mine is expected to cease production.  Please also read “Item 1. Financial Statements (Unaudited) – Note 5. Asset Impairment Charge” of this Quarterly Report on Form 10-Q for additional information regarding this asset impairment.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

We reported net income of $86.8 million for the three months ended September 30, 2013 (“2013 Quarter”) compared to $58.7 million for the 2012 Quarter. The increase of $28.1 million was principally due to increased coal sales and production volumes, which rose to 9.5 million tons sold and 9.7 million tons produced in the 2013 Quarter compared to 8.9 million tons sold and 9.0 million tons produced in the 2012 Quarter.  The 2012 Quarter was also negatively impacted by the temporary idling of the Pontiki mining complex and the related non-cash impairment charge of $19.0 million.  The increases in tons sold and tons produced resulted from increased volumes at the Tunnel Ridge, River View, Gibson North and Dotiki mines.  Increased coal sales and production volumes led to increased operating expenses, which particularly impacted labor and related benefits expense, materials and supplies expense, maintenance cost and sales related expense.  The increases in operating expenses were offset partially by lower outside coal purchases in the 2013 Quarter.

	Three Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(per ton sold)
Tons sold	9,504	8,910	N/A	N/A
Tons produced	9,682	9,000	N/A	N/A
Coal sales	$518,447	$499,003	$54.55	$56.00
Operating expenses and outside coal purchases	$346,681	$343,068	$36.48	$38.50

Coal sales.  Coal sales for the 2013 Quarter increased 3.9% to $518.4 million from $499.0 million for the 2012 Quarter.  The increase of $19.4 million in coal sales reflected the benefit of increased tons sold (contributing $33.2 million in additional coal sales) offset partially by lower average coal sales prices (reducing coal sales by $13.8 million).  Average coal sales prices in the 2013 Quarter decreased to $54.55 compared to $56.00 per ton in the 2012 Quarter, primarily as a result of the lack of coal sales into the metallurgical export markets.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases combined increased slightly to $346.7 million for the 2013 Quarter from $343.1 million for the 2012 Quarter, primarily due to increased coal sales and production volumes partially offset by lower outside coal purchases.  On a per ton basis, operating expenses and outside coal purchases decreased 5.2% to $36.48 per ton sold.  In addition to the impact of increased production and sales volumes, operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                 Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 1.9% to $11.92 per ton in the 2013 Quarter from $12.15 per ton in the 2012 Quarter.  This decrease of $0.23 per ton was primarily attributable to lower labor costs per ton resulting from increased production at the Tunnel Ridge and Dotiki mines and improved coal recoveries from the River View and Gibson North mines, partially offset by reduced production at the Onton mine and higher employee benefits expense at the Mettiki mine.  The Onton mine temporarily ceased production in July 2013 due to unfavorable geological conditions and resumed full production in mid-August 2013;

•                 Workers’ compensation expenses per ton produced decreased to $0.41 per ton in the 2013 Quarter from $0.80 per ton in the 2012 Quarter.  The decrease of $0.39 per ton produced resulted primarily from increased production discussed above and favorable claim trends;

•                 Contract mining expense decreased $2.4 million for the 2013 Quarter compared to the 2012 Quarter.  The decrease primarily reflects lower production from a third-party mining operation in the Northern Appalachian region due to reduced metallurgical coal export market opportunities;

•                 Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) decreased $0.20 per produced ton sold in the 2013 Quarter compared to the 2012 Quarter primarily as a result of lower average coal sales prices for Northern Appalachian due to reduced sales of metallurgical coal;

•                 Outside coal purchases decreased to $0.6 million for the 2013 Quarter from $4.4 million in the 2012 Quarter.  The decrease of $3.8 million was primarily attributable to reduced volumes of coal purchased for sale into the metallurgical export markets.  Coal purchase costs per ton are typically higher than production costs per ton, thus significantly lower volumes of coal purchases in the 2013 Quarter reduced overall total expenses per ton compared to the 2012 Quarter; and

•                 Operating expenses per ton also decreased in the 2013 Quarter due to lower cost per ton beginning coal inventories in the 2013 Quarter.

Operating expenses and outside coal purchases per ton decreases discussed above were offset by the following per ton increases:

•                 Material and supplies expenses per ton produced increased slightly to $11.96 per ton in the 2013 Quarter from $11.92 per ton in the 2012 Quarter.  The increase of $0.04 per ton produced resulted primarily from increases in cost for certain products and services, primarily roof support (increase of $0.31 per ton) and certain safety-related materials and supplies (increase of $0.30 per ton) partially offset by a decrease in outside expenses (decrease of $0.18 per ton), power and fuel used in the mining process (decrease of $0.10 per ton) and contract labor used in the mining process (decrease of $0.07 per ton).  Higher safety-related materials and supplies primarily resulted from activity at the Onton mine during the temporary halt of production operations discussed above; and

•                 Operating expenses for the 2013 Quarter included $3.8 million related to the retirement of certain assets also resulting from the Onton mine’s previously mentioned adverse geological conditions.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $66.1 million for the 2013 Quarter from $59.8 million for the 2012 Quarter.  The increase of $6.3 million was primarily attributable to increased production volumes mentioned above, as well as capital expenditures related to production expansion and infrastructure investments at various operations.

Asset impairment charge.  In the 2012 Quarter, the ARLP Partnership recorded an asset impairment charge of $19.0 million associated with the long-lived assets at the Pontiki mining complex as discussed in more detail above and in “Item 1. Financial Statements (Unaudited) – Note 5. Asset Impairment Charge.”

Interest expense.  Interest expense, net of capitalized interest, decreased to $6.2 million for the 2013 Quarter from $7.4 million for the 2012 Quarter.  The decrease of $1.2 million was principally attributable to increased capitalized interest on the ARLP Partnership’s equity investment in White Oak, as well as reduced interest expense resulting from the August 2013 principal repayment of $18.0 million on the original senior notes issued in 1999.  This decrease was partially offset by increased borrowings under the revolving credit facilities during the 2013 Quarter.  The revolving credit facilities are discussed in more detail below under “–Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes the ARLP Partnership’s equity investments in MAC and White Oak.  For the 2013 Quarter, equity in loss of affiliates was $6.0 million compared to $2.8 million for the 2012 Quarter, which was primarily attributable to losses allocated to the ARLP Partnership from its equity investment in White Oak.

Transportation revenues and expenses.  Transportation revenues and expenses were $11.6 million and $5.6 million for the 2013 and 2012 Quarters, respectively.  The increase of $6.0 million was primarily attributable to an increase in average transportation rates in the 2013 Quarter related to new export sales from the Warrior mine.  The cost of transportation services are passed through to customers.  Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate.  The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.  The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $32.5 million and $19.2 million for the 2013 and 2012 Quarters, respectively.  The increase in net income attributable to noncontrolling interest is due to the increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above, partially offset by an increase in ARLP’s priority distribution to the MGP, which is deducted from ARLP’s net income in the allocation of net income attributable to noncontrolling interest.

Segment Adjusted EBITDA.  Our 2013 Quarter Segment Adjusted EBITDA increased $13.2 million, or 8.2%, to $173.3 million from the 2012 Quarter Segment Adjusted EBITDA of $160.1 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$156,790	$140,329	$16,461	11.7%
Central Appalachia	9,775	6,228	3,547	57.0%
Northern Appalachia	12,864	15,813	(2,949)	(18.6)%
White Oak	(6,190)	(3,188)	(3,002)	(94.2)%
Other and Corporate	44	895	(851)	(95.1)%
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$173,283	$160,077	$13,206	8.2%

Tons sold
Illinois Basin	7,598	6,919	679	9.8%
Central Appalachia	490	523	(33)	(6.3)%
Northern Appalachia	1,405	1,468	(63)	(4.3)%
White Oak	-	-	-	-
Other and Corporate	11	-	11	(1)
Elimination	-	-	-	-
Total tons sold	9,504	8,910	594	6.7%

Coal sales
Illinois Basin	$396,056	$361,206	$34,850	9.6%
Central Appalachia	39,959	41,790	(1,831)	(4.4)%
Northern Appalachia	81,440	95,988	(14,548)	(15.2)%
White Oak	-	-	-	-
Other and Corporate	992	19	973	(1)
Elimination	-	-	-	-
Total coal sales	$518,447	$499,003	$19,444	3.9%

Other sales and operating revenues
Illinois Basin	$696	$853	$(157)	(18.4)%
Central Appalachia	165	-	165	(1)
Northern Appalachia	839	1,587	(748)	(47.1)%
White Oak	566	-	566	(1)
Other and Corporate	7,615	8,408	(793)	(9.4)%
Elimination	(2,746)	(4,128)	1,382	33.5%
Total other sales and operating revenues	$7,135	$6,720	$415	6.2%

Segment Adjusted EBITDA Expense
Illinois Basin	$239,962	$221,731	$18,231	8.2%
Central Appalachia	30,348	35,563	(5,215)	(14.7)%
Northern Appalachia	69,415	81,761	(12,346)	(15.1)%
White Oak	546	174	372	(1)
Other and Corporate	8,784	7,713	1,071	13.9%
Elimination	(2,746)	(4,128)	1,382	33.5%
Total Segment Adjusted EBITDA Expense (3)	$346,309	$342,814	$3,495	1.0%

(1)  Percentage change was greater than or equal to 100%.

(2)      Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as EBITDA, excluding general and administrative expense.  EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and asset impairment charge.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2013	2012

Segment Adjusted EBITDA	$173,283	$160,077

General and administrative	(15,237)	(15,282)
Depreciation, depletion and amortization	(66,099)	(59,781)
Asset impairment charge	-	(19,031)
Interest expense, net	(5,915)	(7,352)
Income tax benefit	718	102
Net income	$86,750	$58,733

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2013	2012

Segment Adjusted EBITDA Expense	$346,309	$342,814

Outside coal purchases	(636)	(4,424)
Other income	372	254
Operating expense (excluding depreciation, depletion and amortization)	$346,045	$338,644

Illinois Basin – Segment Adjusted EBITDA increased 11.7% to $156.8 million in the 2013 Quarter from $140.3 million in the 2012 Quarter.  This increase of $16.5 million was primarily attributable to higher tons sold which increased 9.8% to 7.6 million tons in the 2013 Quarter.  Coal sales increased 9.6% to $396.1 million in the 2013 Quarter compared to $361.2 million in the 2012 Quarter. The sales increase of $34.9 million primarily reflects increased tons sold and produced from the River View, Gibson North and Dotiki mines, offset partially by the temporary halt of production operations at the Onton mine due to adverse geological conditions during the 2013 Quarter.  Total Segment Adjusted EBITDA Expense for the 2013 Quarter increased 8.2% to $240.0 million from $221.7 million in the 2012 Quarter primarily due to increased sales and production volumes noted above and the impact of the temporary halt of production at the Onton mine discussed above.  Although Segment Adjusted EBITDA Expense increased, Segment Adjusted EBITDA Expense per ton decreased $0.46 per ton sold to $31.58 from $32.04 per ton sold, primarily as a result of increased coal production discussed above as well as certain cost per ton decreases described above under “–Operating expenses and outside coal purchases.”

Central Appalachia – Segment Adjusted EBITDA increased 57.0% to $9.8 million for the 2013 Quarter compared to $6.2 million in the 2012 Quarter.  The increase of $3.6 million was primarily attributable to higher coal sales prices, increased production and lower inventory cost in the 2013 Quarter compared to the 2012 Quarter.  This increase was offset partially by a decrease in coal sales volumes, primarily as a result of timing differences in customer shipments during the 2013 Quarter compared to the 2012 Quarter.  Segment Adjusted EBITDA Expense for the 2013 Quarter decreased 14.7% to $30.3 million from $35.6 million in the 2012 Quarter and decreased $6.15 per ton sold to $61.89 compared to $68.04 per ton in the 2012 Quarter, primarily as a result of increased production, lower inventory costs and repair costs in the 2013 Quarter.  Repair costs and production in the 2012 Quarter were negatively impacted by previously mentioned regulatory actions at the Pontiki mine.  For additional detail related to the Pontiki mining complex read “Item 1. Financial Statements (Unaudited) – Note 5. Asset Impairment Charge.”

Northern Appalachia – Segment Adjusted EBITDA decreased to $12.9 million for the 2013 Quarter as compared to $15.8 million in the 2012 Quarter. This decrease of $2.9 million was primarily attributable to the lack of coal sales into the metallurgical export markets, resulting in a lower average sales price of $57.97 per ton sold for the 2013 Quarter compared to $65.43 per ton sold for the 2012 Quarter, as well as lower tons sold, which decreased 4.3% compared to the 2012 Quarter.  The decrease in tons sold was due to the timing of shipments from Mettiki in the 2013 Quarter compared to the 2012 Quarter, offset in part by increased coal sales from the continued ramp-up of longwall production at the Tunnel Ridge mine.  Segment Adjusted EBITDA Expense for the 2013 Quarter decreased 15.1% to $69.4 million from $81.8 million in the 2012 Quarter and decreased $6.32 per ton sold to $49.41 from $55.73 per ton sold, primarily as a result of improved productivity from the Tunnel Ridge mine long-wall operations which began in May 2012, reduced outside coal purchases, contract mining expenses and coal processing expenses at the Mettiki mine all resulting from the lack of coal sales into the metallurgical export markets, partially offset by higher employee benefit costs at Mettiki.

White Oak – Segment Adjusted EBITDA was $(6.2) million  and $(3.2) million, respectively, in the 2013 and 2012 Quarters primarily attributable to losses allocated to the ARLP Partnership due to its equity interest in White Oak.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA decreased $0.9 million in the 2013 Quarter from the 2012 Quarter.  This decrease was primarily attributable to lower sales of Matrix safety equipment.  Segment Adjusted EBITDA Expense increased 13.9% to $8.8 million for the 2013 Quarter compared to $7.7 million for the 2012 Quarter, primarily due to higher outside coal purchases and increases in component expenses by the Matrix group.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

We reported net income of $292.7 million for the nine months ended September 30, 2013 (“2013 Period”) compared to $235.1 million for the nine months ended September 30, 2012 (“2012 Period”). This increase of $57.6 million was principally due to record coal sales and production volumes.  The ARLP Partnership had tons sold of 29.0 million tons and tons produced of 29.6 million tons in the 2013 Period compared to 25.4 million tons sold and 25.7 million tons produced in the 2012 Period.  The 2012 Period was also negatively impacted by the temporary idling of the Pontiki mining complex and the related non-cash impairment charge of $19.0 million.  The increase in tons sold and produced resulted from increased production at the Tunnel Ridge mine, which began longwall production in May 2012, increased tons produced and sold from the River View and Gibson North mines and the addition of the Onton mine in April 2012.  Higher operating expenses during the 2013 Period resulted primarily from the record coal sales and production volumes, which particularly impacted labor and related benefits expense, materials and supplies expense, maintenance costs and sales-related expenses.  These increases in operating expenses were offset partially by lower outside coal purchases in the 2013 Period.

	Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(per ton sold)
Tons sold	29,019	25,383	N/A	N/A
Tons produced	29,621	25,697	N/A	N/A
Coal sales	$1,594,530	$1,441,107	$54.95	$56.77
Operating expenses and outside coal purchases	$1,044,085	$ 981,565	$35.98	$38.67

Coal sales.  Coal sales for the 2013 Period increased 10.6% to $1.6 billion from $1.4 billion for the 2012 Period.  The increase of $153.4 million in coal sales reflected the benefit of increased tons sold (contributing $206.2 million in additional coal sales), partially offset by lower average coal sales prices (reducing coal sales by $52.8 million).  Average coal sales prices decreased $1.82 per ton sold to $54.95 per ton in the 2013 Period as compared to $56.77 per ton sold in the 2012 Period, primarily due to reduced coal sales into the metallurgical export market.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases combined increased 6.4% to $1.0 billion for the 2013 Period from $981.6 million for the 2012 Period primarily due to record coal sales and production volumes.  On a per ton basis, operating expenses and outside coal purchases decreased 7.0% to $35.98 per ton sold.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                 Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 6.9% to $11.69 per ton in the 2013 Period from $12.56 per ton in the 2012 Period.  This decrease of $0.87 per ton was primarily attributable to lower labor cost per ton resulting from increased production at the Tunnel Ridge mine, which began longwall production in May 2012, improved coal recoveries from the River View and Gibson North mines and improved geological conditions at the Pattiki and Dotiki mines, lower labor cost per ton at the Onton mine despite a temporary halt of production in the 2013 Period and Pontiki’s lower cost per ton due to its temporary shutdown in the 2012 Period, both of which are discussed above, partially offset by higher employee benefits expense at the Mettiki mine, primarily medical related;

•                 Workers’ compensation expenses per ton produced decreased to $0.61 per ton in the 2013 Period from $1.00 per ton in the 2012 Period.  The decrease of $0.39 per ton produced resulted primarily from increased production discussed above and favorable claim trends;

•                 Material and supplies expenses per ton produced decreased 6.7% to $11.63 per ton in the 2013 Period from $12.46 per ton in the 2012 Period.  The decrease of $0.83 per ton produced resulted primarily from the benefits of increased production discussed above and a decrease in cost for certain products and services, primarily outside services (decrease of $0.27 per ton), certain ventilation-related materials and supplies (decrease of $0.18 per ton), roof support (decrease of $0.16 per ton) and power and fuel used in the mining process (decrease of $0.16 per ton);

•                 Maintenance expenses per ton produced decreased 6.9% to $3.94 per ton in the 2013 Period from $4.23 per ton in the 2012 Period.  The decrease of $0.29 per ton produced was primarily from the benefits of newer equipment and increased production at the new Tunnel Ridge mine and improved coal recoveries at certain locations as discussed above;

•                 Contract mining expenses decreased $4.5 million for the 2013 Period compared to the 2012 Period.  The decrease reflects lower production from a third-party mining operation in the Northern Appalachian region due to reduced metallurgical coal export market opportunities; and

•                 Outside coal purchases decreased to $2.0 million for the 2013 Period compared to $34.8 million in the 2012 Period.  The decrease of $32.8 million was primarily attributable to decreased coal brokerage activity and reduced sales into the metallurgical coal export markets.  The cost per ton to purchase coal is typically higher than the cost per ton to produce coal, thus significantly lower volumes of coal purchases, like in the 2013 Period, generally reduce overall total expenses per ton.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increases:

•                 Operating expenses for the 2013 Period included $3.8 million related to the retirement of certain assets resulting from the Onton mine’s previously mentioned temporary halt in production; and

•                 Capitalized development related to the construction of the new Tunnel Ridge mine ceased in May 2012 with the start-up of longwall production.  Accordingly, the above discussed operating expense decreases in the 2013 Period were offset partially by the capitalization of $19.0 million of mine development costs at Tunnel Ridge in the 2012 Period.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services.  Other sales and operating revenues decreased to $20.6 million for the 2013 Period from $25.9 million for the 2012 Period.  The decrease of $5.3 million was primarily attributable to amounts received from a customer in the 2012 Period for the partial buy-out of a certain Northern Appalachian coal contract.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $198.7 million for the 2013 Period from $154.9 million for the 2012 Period.  The increase of $43.8 million was primarily attributable to additional depreciation related to the start-up of longwall production at the Tunnel Ridge mine, which began in May 2012, the addition of the Onton mine in April 2012 and capital expenditures related to production expansion and infrastructure improvements at various other operations.

Asset impairment charge.  In the 2012 Period, the ARLP Partnership recorded an asset impairment charge of $19.0 million associated with the long-lived assets at the Pontiki mining complex as discussed in more detail above and in “Item 1. Financial Statements (Unaudited) – Note 5. Asset Impairment Charge.”

Interest expense.  Interest expense, net of capitalized interest, decreased to $19.0 million for the 2013 Period from $21.6 million for the 2012 Period.  The decrease of $2.6 million was principally attributable to reduced interest expense resulting from the August 2013 and 2012 principal repayments of $18.0 million on the original senior notes issued in 1999, reduced interest expense resulting from lower rates and fees under the term loan and revolving credit facility entered into in May 2012, higher capitalized interest on the ARLP Partnership’s equity investment in White Oak in the 2013 Period and $1.1 million of deferred debt issuance costs related to the early termination of the $300 million term loan in the 2012 Period.  These decreases were partially offset by increased borrowings under the revolving credit facilities in the 2013 Period.  The term loan and revolving credit facilities are discussed in more detail below under “–Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes the ARLP Partnership’s equity investments in MAC and White Oak.  For the 2013 Period, equity in loss of affiliates was $15.6 million compared to $11.0 million for the 2012 Period, which was primarily attributable to losses allocated to the ARLP Partnership due to its equity investment in White Oak.

Transportation revenues and expenses.  Transportation revenues and expenses were $23.5 million and $17.7 million for the 2013 and 2012 Periods, respectively.  The increase of $5.8 million was attributable to an increase in average transportation rates in the 2013 Period primarily related to new export sales from the Warrior mine, as well as increased tonnage for which the ARLP Partnership arranged transportation at certain other mines.  The cost of transportation services are passed through to customers.  Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Other income.  Other income decreased to $1.0 million in the 2013 Period from $2.9 million in the 2012 Period.  The decrease of $1.9 million was primarily due to the cancellation fee paid in the 2012 Period to the Intermediate Partnership by White Oak related to the termination of the equipment financing agreement.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate.  The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.  The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $117.5 million and $91.9 million for the 2013 and 2012 Periods, respectively.  The increase in net income attributable to noncontrolling interest is due to the increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above, partially offset by an increase in ARLP’s priority distribution to the MGP, which is deducted from ARLP’s net income in the allocation of net income attributable to noncontrolling interest.

Segment Adjusted EBITDA.  Our 2013 Period Segment Adjusted EBITDA increased $79.3 million, or 16.6%, to $556.5 million from the 2012 Period Segment Adjusted EBITDA of $477.2 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Nine Months Ended September 30,
	2013	2012	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$488,634	$419,955	$68,679	16.4%
Central Appalachia	29,691	25,618	4,073	15.9%
Northern Appalachia	56,074	37,326	18,748	50.2%
White Oak	(16,777)	(10,072)	(6,705)	(66.6)%
Other and Corporate	(1,139)	4,382	(5,521)	(1)
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$556,483	$477,209	$79,274	16.6%

Tons sold
Illinois Basin	22,851	20,409	2,442	12.0%
Central Appalachia	1,538	1,525	13	0.9%
Northern Appalachia	4,607	3,239	1,368	42.2%
White Oak	-	-	-	-
Other and Corporate	23	210	(187)	(89.0)%
Elimination	-	-	-	-
Total tons sold	29,019	25,383	3,636	14.3%

Coal sales
Illinois Basin	$1,193,740	$1,070,481	$123,259	11.5%
Central Appalachia	125,941	122,522	3,419	2.8%
Northern Appalachia	272,826	230,677	42,149	18.3%
White Oak	-	-	-	-
Other and Corporate	2,023	17,427	(15,404)	(88.4)%
Elimination	-	-	-	-
Total coal sales	$1,594,530	$1,441,107	$153,423	10.6%

Other sales and operating revenues
Illinois Basin	$2,704	$1,704	$1,000	58.7%
Central Appalachia	537	16	521	(1)
Northern Appalachia	2,604	9,098	(6,494)	(71.4)%
White Oak	566	-	566	(1)
Other and Corporate	24,401	28,969	(4,568)	(15.8)%
Elimination	(10,217)	(13,933)	3,716	26.7%
Total other sales and operating revenues	$20,595	$25,854	$(5,259)	(20.3)%

Segment Adjusted EBITDA Expense
Illinois Basin	$707,810	$652,231	$55,579	8.5%
Central Appalachia	96,786	96,920	(134)	(0.1)%
Northern Appalachia	219,356	202,449	16,907	8.4%
White Oak	1,074	(1,517)	2,591	(1)
Other and Corporate	28,277	42,562	(14,285)	(33.6)%
Elimination	(10,217)	(13,933)	3,716	26.7%
Total Segment Adjusted EBITDA Expense (3)	$1,043,086	$978,712	$64,374	6.6%

(1)   Percentage change was greater than or equal to 100%.

(2)   Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as EBITDA, excluding general and administrative expense.  EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and asset impairment charge.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Nine Months Ended
	September 30,
	2013	2012

Segment Adjusted EBITDA	$556,483	$477,209

General and administrative	(47,956)	(47,494)
Depreciation, depletion and amortization	(198,688)	(154,923)
Asset impairment charge	-	(19,031)
Interest expense, net	(18,439)	(21,387)
Income tax benefit	1,307	726
Net income	$292,707	$235,100

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Nine Months Ended
	September 30,
	2013	2012

Segment Adjusted EBITDA Expense	$1,043,086	$978,712

Outside coal purchases	(2,028)	(34,759)
Other income	999	2,853
Operating expense (excluding depreciation, depletion and amortization)	$1,042,057	$946,806

Illinois Basin – Segment Adjusted EBITDA increased 16.4% to $488.6 million for the 2013 Period from $420.0 million for the 2012 Period.  This increase of $68.6 million was primarily attributable to increased tons sold, which increased 12.0% to 22.9 million tons in the 2013 Period, partially offset by lower contract pricing resulting in a lower average coal sales price of $52.24 per ton sold during the 2013 Period compared to $52.45 per ton sold for the 2012 Period.  Coal sales increased 11.5% to $1.2 billion in the 2013 Period compared to $1.1 billion in the 2012 Period.  The increase of $123.3 million primarily reflects increased tons sold and produced from the River View, Gibson North and Pattiki mines and the acquisition of the Onton mine.  Total Segment Adjusted EBITDA Expense for the 2013 Period increased 8.5% to $707.8 million from $652.2 million in the 2012 Period due to increased sales and production volumes noted above.  Although Segment Adjusted EBITDA Expense increased for the 2013 Period, Segment Adjusted EBITDA Expense per ton decreased $0.98 per ton sold to $30.98 from $31.96 per ton sold, primarily as a result of increased coal production discussed above as well as certain cost decreases partially offset by additional expenses and asset write-offs associated with the Onton mine’s temporary halt in production in the 2013 Quarter resulting from adverse geological conditions, all of which are discussed above under “–Operating expenses and outside coal purchases.”

Central Appalachia – Segment Adjusted EBITDA increased 15.9% to $29.7 million for the 2013 Period compared to $25.6 million for the 2012 Period.  The increase of $4.1 million was primarily attributable to higher average coal sales price of $81.87 per ton sold during the 2013 Period compared to $80.38 per ton sold for the 2012 Period and higher tons sold, which increased slightly in the 2013 Period resulting from a favorable mix of contract shipments.  Segment Adjusted EBITDA Expense per ton decreased $0.67 per ton sold to $62.92 per ton in the 2013 Period from $63.59 per ton sold in the 2012 Period, primarily as a result of the temporary idling at the Pontiki mine during the 2012 Period and reduced workers compensation expense in the 2013 Period. For additional detail related to the Pontiki mining complex read “Item 1. Financial Statements (Unaudited) – Note 5. Asset Impairment Charge.”

Northern Appalachia – Segment Adjusted EBITDA increased 50.2% to $56.1 million for the 2013 Period compared to $37.3 million for the 2012 Period.  The increase of $18.8 million was primarily attributable to increased tons sold and produced from the Tunnel Ridge mine, which began longwall production in May 2012, partially offset by lower average sales price of $59.22 per ton sold for the 2013 Period compared to $71.23 per ton sold for the 2012 Period due to reduced coal sales in the metallurgical export markets in the 2013 Period.  The start-up of longwall production at Tunnel Ridge was also the primary reason for the 8.4% increase in Segment Adjusted EBITDA Expense for the 2013 Period to $219.4 million from $202.4 million in the 2012 Period.  Although Segment Adjusted EBITDA Expense

increased for the 2013 Period, Segment Adjusted EBITDA Expense per ton for the 2013 Period decreased $14.90 per ton sold to $47.61 for the 2013 Period from $62.51 per ton sold for the 2012 Period primarily due to lower cost per ton from longwall production at Tunnel Ridge and lower costs at the Mettiki mining complex due to reduced contract mining and coal processing expenses and lower outside coal purchases, all resulting primarily from reduced sales into metallurgical coal export markets, partially offset by higher employee benefit costs at Mettiki, primarily medical related.

White Oak – Segment Adjusted EBITDA was $(16.8) million and $(10.1) million in the 2013 and 2012 Periods, respectively, primarily attributable to losses allocated to the ARLP Partnership due to its equity interest in White Oak.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA decreased $5.5 million in the 2013 Period from the 2012 Period.  This decrease was primarily attributable to lower coal brokerage sales and lower Matrix Group safety equipment sales.  Segment Adjusted EBITDA Expense decreased 33.6% to $28.3 million for the 2013 Period, primarily due to decreased outside coal purchases related to reduced coal brokerage activity.

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

Cash Flows

Cash provided by operating activities was $548.9 million for the 2013 Period compared to $422.4 million for the 2012 Period.  Cash provided by operating activities primarily benefited from higher net income, reduced growth in coal inventory, an increase in the change in certain prepaid expenses and a decrease in trade receivables during the 2013 Period as compared to an increase during the 2012 Period, offset partially by a decrease in the change in accounts payable during the 2013 Period compared to the 2012 Period.

Net cash used in investing activities was $319.2 million for the 2013 Period compared to $511.4 million for the 2012 Period.  The decrease in cash used in investing activities was primarily attributable to a decrease in capital expenditures due to the completion of Tunnel Ridge mine development in May 2012, lower capital expenditures for mine infrastructure and equipment at various mines, particularly the Dotiki and River View mines, and the acquisition of the Onton mine in April 2012.

Net cash used in financing activities was $237.7 million for the 2013 Period compared to $188.3 million for the 2012 Period.  The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2013 Period and net payments under the revolving credit facilities during the 2013 Period, which is discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures decreased to $242.7 million in the 2013 Period from $332.4 million in the 2012 Period.  See “–Cash Flows” above for additional information regarding capital expenditures.

The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2013 are estimated in a range of $370.0 to $400.0 million, which includes expenditures for mine expansion and infrastructure projects, maintenance capital, continued development of the Gibson South mine, and reserve acquisitions and construction of surface facilities related to the White Oak mine development project.  In addition, the ARLP Partnership has funded $47.5 million of preferred equity investments in White Oak during the 2013 Period bringing its total equity investment to date to $150.0 million.  Based on currently anticipated equity contributions by its partners, the ARLP Partnership does not expect to make further equity investments in White Oak during 2013.  Management anticipates funding remaining 2013 capital requirements with the ARLP Partnership’s cash and cash equivalents ($18.9 million as of September 30, 2013), cash flows from operations, borrowings under the revolving credit facility and, if necessary, accessing the debt or equity capital markets.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to obtain additional debt or equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Debt Obligations

ARLP Partnership

ARLP Credit Facilities.  On September 11, 2013, the Intermediate Partnership entered into a credit agreement for a $50.0 million revolving credit facility (“ARLP Facility”) to be used, as appropriate, for short-term working capital requirements.  The counterparty to the ARLP Facility is KC-LendCo, LLC, which is controlled by an officer of ARH via his role as independent trustee of irrevocable trusts established by the ARLP Partnership’s President and Chief Executive Officer.  Borrowings under the ARLP Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 0.80%, with interest payable quarterly.  At September 30, 2013, the LIBOR with applicable margin was 0.98% on borrowings outstanding.  The lender and the Intermediate Partnership have the option to terminate the ARLP Facility at any time and the ARLP Facility was terminated on October 29, 2013, with all amounts outstanding, plus interest, paid in full.

On May 23, 2012, the Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “ARLP Revolving Credit Facility”) of $700.0 million and a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the ARLP Revolving Credit Facility and ARLP Term Loan are

referred to as the “ARLP Credit Facility”).  The ARLP Credit Facility replaced the $142.5 million revolving credit facility that was scheduled to mature September 25, 2012 and the $300.0 million term loan agreement dated December 29, 2010 that was prepaid and terminated early on May 23, 2012.  The aggregate unpaid principal amount of $300.0 million and all unpaid interest was repaid using the proceeds of the ARLP Term Loan and borrowings under the ARLP Revolving Credit Facility.  The Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan.  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at the ARLP Partnership’s election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The ARLP Partnership has elected a Eurodollar Rate which, with applicable margin, was 1.84% on borrowings outstanding as of September 30, 2013.  The ARLP Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid.  Interest is payable quarterly, with principal of the ARLP Term Loan due as follows:  commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the ARLP Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the ARLP Term Loan advances outstanding; and the remaining balance of the ARLP Term Loan advances at maturity.  The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change in control” (as defined by the Credit Agreement), the unpaid principal amount of the ARLP Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.

At September 30, 2013, the ARLP Partnership had borrowings of $150.0 million and $23.5 million of letters of credit outstanding with $576.5 million available for borrowing under the ARLP Revolving Credit Facility and the ARLP Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Credit Facility.

ARLP Senior Notes. The Intermediate Partnership has $18.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in one remaining annual installment with interest payable semi-annually (“ARLP Senior Notes”).

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

The ARLP Senior Notes, 2008 Senior Notes and the ARLP Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the

Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.12 to 1.0 and 19.4 to 1.0, respectively, for the trailing twelve months ended September 30, 2013.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2013.

Other.  In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits.  At September 30, 2013, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks.

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

Other Information

IRS Notice

On April 12, 2013, we received a “Notice of Beginning of Administrative Proceeding” (“NBAP”) from the Internal Revenue Service notifying us of an audit of the income tax return of Alliance Coal, the holding company for the operations of the Intermediate Partnership, for the tax year ending December 31, 2011.  We believe this is a routine audit of our lower-tier subsidiary’s income, gain, deductions, losses and credits.  The audit is ongoing.

Insurance

Effective October 1, 2013, the ARLP Partnership renewed its annual property and casualty insurance program.  The aggregate maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90 or 120 day waiting period for underground business interruption depending on the mining complex and a $10.0 million overall aggregate deductible.  The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

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

Credit Risk

Most of the ARLP Partnership’s sales tonnage is consumed by electric utilities.  Therefore, the ARLP Partnership’s credit risk is primarily with domestic electric power generators.  The ARLP Partnership’s policy is to independently evaluate the creditworthiness of each customer prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by the ARLP Partnership’s credit management department, it will take steps to reduce its credit exposure to customers that do not meet its credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayment for shipments or establishing customer trust accounts held for the ARLP Partnership’s benefit in the event of a failure to pay.

Exchange Rate Risk

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars, and as a result, it does not have material exposure to currency exchange-rate risks.

Interest Rate Risk

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $150.0 million in borrowings under the revolving credit facilities and $250.0 million outstanding under the ARLP Term Loan Agreement at September 30, 2013.  A one percentage point increase in the interest rates related to the revolving credit facilities and ARLP Term Loan Agreement would result in an annualized increase in 2013 interest expense of $4.0 million, based on borrowing levels at September 30, 2013.  With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $10.2 million in the estimated fair value of these borrowings.

As of September 30, 2013, the estimated fair value of the ARLP Debt Arrangements was approximately $787.3 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2013.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.          CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2013.

During the quarterly period ended September 30, 2013, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2013 filed in XBRL).

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 7, 2013.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign
on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer