Form 10-K
period 2013-12-31
Alliance Holdings GP, L.P.
filed 2014-02-28
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______________TO______________

COMMISSION FILE NO.: 0-51952

ALLIANCE HOLDINGS GP, L.P.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	03-0573898
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

1717 SOUTH BOULDER AVENUE, SUITE 400, TULSA, OKLAHOMA 74119

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

(918) 295-1415

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Units representing limited partner interests	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X] Yes [   ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X  ] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large Accelerated Filer [ X ]            Accelerated Filer [   ]               Non-Accelerated Filer [   ]             Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes   [X] No

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers , individuals who comprise a group under Rule 13d-5(b) of the Securities Exchange Act of 1934 and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1,026,620,246 as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of February 28, 2014, 59,863,000 common units were outstanding.

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

•                  changes in raw material costs;

•                  changes in the availability of skilled labor;

•                  the ARLP Partnership’s ability to maintain satisfactory relations with its employees;

•                  increases in labor costs, adverse changes in work rules, or cash payments or projections associated with post-mine reclamation and workers’ compensation claims;

•                  increases in transportation costs and risk of transportation delays or interruptions;

•                  operational interruptions due to geologic, permitting, labor, weather-related or other factors;

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

•                  the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy and renewable fuels;

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

If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement.  When considering forward-looking statements, you should also keep in mind the risk factors described in “Item 1A.Risk Factors” below.  The risk factors could also cause our actual results to differ materially from those contained in any forward-looking

ii

statement.  We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

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

•                  References to “Alliance Coal” mean Alliance Coal, LLC, the holding company for operations of Alliance Resource Operating Partners, L.P.

PART I

ITEM 1.                                                BUSINESS

General

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP.”  We own, directly and indirectly, 100% of the members’ interest in MGP, the managing general partner of ARLP.  We completed our initial public offering (“IPO”) in May 2006.

Currently, our only cash-generating assets are our ownership interests in ARLP, which consist of the following:

•                  a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP;

•                  the incentive distribution rights (“IDRs”) in ARLP;

•                  15,544,169 common units of ARLP, representing approximately 42.1% of the common units of ARLP as of December 31, 2013; and

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

The following diagram depicts our organization and ownership as of December 31, 2013:

(1)           The units held by SGP and most of the units held by the Management Group (some of whom are current or former members of management) are subject to a transfer restrictions agreement that, subject to a number of exceptions (including certain transfers by Mr. Craft in which the other parties to the agreement are entitled or required to participate), prohibits the transfer of such units unless approved by a majority of the disinterested members of the board of directors of AGP (“Board of Directors”) pursuant to certain procedures set forth in the agreement or as otherwise provided in the agreement.  Certain provisions of the transfer restrictions agreement may cause the parties to it to comprise a group under Rule 13d-5(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our primary business objective is to increase our cash distributions to our unitholders by actively assisting ARLP in executing its business strategy.  ARLP’s business strategy is to create sustainable, capital-efficient growth in available cash to maximize its distributions to its unitholders.

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users.  The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the third-largest coal producer in the eastern U.S.  At December 31, 2013, the ARLP Partnership had approximately 1.1 billion tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  Approximately 288.6 million tons of those reserves are leased to White Oak Resources LLC (“White Oak”).  For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions.”  In 2013, the ARLP Partnership sold a record 38.8 million tons of coal and produced a record 38.8 million tons of coal, of which 3.4% was low-sulfur coal, 18.2% was medium-sulfur coal and 78.4% was high-sulfur coal.  In 2013, the ARLP Partnership sold 93.7% of its total tons to electric utilities, of which 98.7% was sold to utility plants with installed pollution control devices.  These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.  The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content of 1% to 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

The ARLP Partnership operates ten underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia.  The ARLP Partnership also is constructing a new mine in southern Indiana and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Also, the ARLP Partnership owns a preferred equity interest and is making additional equity investments in White Oak and is purchasing and funding development of coal reserves and has constructed and is operating surface facilities at White Oak’s new mining complex in southern Illinois.  The ARLP Partnership’s mining activities are conducted in three geographic regions commonly referred to in the coal industry as the Illinois Basin, Central Appalachian and Northern Appalachian regions.  The ARLP Partnership has grown historically, and expects to grow in the future, primarily through expansion of its operations by adding and developing mines and coal reserves in these regions.

Our internet address is http://www.ahgp.com, and we make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Forms 3, 4 and 5 for our Section 16 filers and other documents (and amendments and exhibits, such as press releases, to such filings) as soon as reasonably practicable after we electronically file with or furnish such material to the SEC.  Information on our website or any other website is not incorporated by reference into this report and does not constitute a part of this report.

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

	Year Ended December 31,
Regions	2013	2012	2011	2010	2009
	(tons in millions)
Illinois Basin	30.7	28.4	25.5	23.7	20.7
Central Appalachian	2.0	1.9	2.5	2.3	2.6
Northern Appalachian	6.1	4.5	2.8	2.9	2.5
Total	38.8	34.8	30.8	28.9	25.8

The following map shows the location of the ARLP Partnership’s mining complexes and projects:

Alliance Resource Partners, L.P.

Coal Mining Complexes and Projects

ILLINOIS
INDIANA
OHIO
PENNSYLVANIA
MARYLAND
WEST VIRGINIA
KENTUCKY
VIRGINIA

1. PATTIKI COMPLEX
Pattiki Mine
Mining Type: Underground
Mining Access: Shaft
Mining Method: Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad & Barge

2. RIVER VIEW COMPLEX
River View Mine
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
Rail or Truck to Ohio River Barge
Transloading Facility

7. GIBSON COMPLEX
a. Gibson North Mine
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: Medium Sulfur
Transportation: Railroad, Truck, & Barge

b. Gibson South Project
(Under Construction)
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: Medium Sulfur
Transportation: Railroad, Truck, & Barge

8. PONTIKI COMPLEX
Van Lear Mine (Idled)
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: Low and Medium Sulfur
Transportation: Railroad, Truck, & Barge

9. MC MINING COMPLEX
Excel No. 4 Mine
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: Low Sulfur
Transportation: Railroad, Truck, & Barge

10. TUNNEL RIDGE COMPLEX
Tunnel Ridge Mine
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Longwall & Continuous Miner
Coal Type: High Sulfur
Transportation: Barge & Railroad

11. PENN RIDGE PROJECT
(Permitting in process)
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad & Barge

12. METTIKI COMPLEX
Mountain View Mine
Mining Type: Underground
Mining Access: Slope
Mining Method: Longwall & Continuous Miner
Coal Type: Medium Sulfur - Metallurgical
Transportation: Railroad & Truck

13. SEBREE MINING COMPLEX
a. Onton Mine
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: High Sulfur
Transportation: Barge & Truck

b. Sebree Reserve Project
(Permitting in process)
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad, Truck, & Barge

14. WHITE OAK RESOURCES, LLC
(Mining / Reserve Investment; developed and operated by WOR)
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Longwall & Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad, Truck, and Barge

○ CURRENT OPERATIONS
◇ MINES UNDER CONSTRUCTION
□ MINE DEVELOPMENT PROJECTS
△ TRANSFER TERMINAL
○ MINE / RESERVE INVESTMENTS

0 250,000 500,000

Illinois Basin Operations

The ARLP Partnership’s Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. As of February 1, 2014, the ARLP Partnership had 3,058 employees, and it operates seven mining complexes in the Illinois Basin.

Dotiki Complex.  The ARLP Partnership’s subsidiary, Webster County Coal, LLC (“Webster County Coal”), operates Dotiki, which is an underground mining complex located near the city of Providence in Webster County, Kentucky.  The complex was opened in 1966, and the ARLP Partnership purchased the mine in 1971.  The Dotiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal.  In connection with the transition of mining operations from the No. 9 and the No. 11 seams, where it has historically operated, to the No. 13 seam, Dotiki constructed a new preparation plant that became operational in early 2012 and has throughput capacity of 1,800 tons of raw coal per hour.  Coal from the Dotiki complex is shipped via the CSX Transportation, Inc. (“CSX”) and Paducah & Louisville Railway, Inc. (“PAL”) railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the ARLP Partnership’s Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) transloading facility, for barge deliveries.

Warrior Complex.  The ARLP Partnership’s subsidiary, Warrior Coal, LLC (“Warrior”), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky.  The Warrior complex was opened in 1985, and the ARLP Partnership acquired it in February 2003.  Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal.  Warrior completed construction of a new preparation plant in the first quarter of 2009, which has throughput capacity of 1,200 tons of raw coal per hour.  Warrior’s production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for barge deliveries.  In 2011, Warrior acquired the Richland No. 9 Mine (“Richland”) located near the Warrior complex.  Coal produced from Richland is processed through Warrior’s preparation plant and is expected to be exhausted in 2014.

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

Gibson Complex.  The ARLP Partnership’s subsidiary, Gibson County Coal, LLC (“Gibson County Coal”), operates the Gibson North mine, an underground mine located near the city of Princeton in Gibson County, Indiana.  The Gibson North mine began production in November 2000 and utilizes continuous mining units employing room-and-pillar mining techniques to produce medium-sulfur coal.  The Gibson North mine’s preparation plant, which is leased from an affiliate, has throughput capacity of 700 tons of raw coal per hour.  Production from the Gibson North mine is either shipped by truck on U.S. and state highways or transported by rail on the CSX and Norfolk Southern Railway Company (“NS”) railroads directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for barge deliveries.

Gibson County Coal is constructing the Gibson South mine, also located near the city of Princeton in Gibson County, Indiana.  The Gibson South mine will be an underground mine and will utilize continuous mining units employing room-and-pillar mining techniques to produce medium-sulfur coal.  The Gibson South mine’s preparation plant will have throughput capacity of 1,800 tons of raw coal per hour.  Production from Gibson South mine will be shipped by truck on U.S. and state highways or transported by rail from the Gibson North rail loadout facility directly to customers or to various transloading facilities, including the ARLP Partnership’s Mt. Vernon transloading facility, for barge delivery.  Construction of the mine began in 2011, and the ARLP Partnership expects production to begin in the third quarter of 2014 and to reach 2.5 million to 3.5 million tons in 2015.  The mine will have the capacity to expand production to over 5.0 million tons per year, dependent on market demand.  Capital expenditures required to develop the Gibson South mine are estimated to be in the range of approximately $200.0 million to $210.0 million, of which approximately $129.3 million has been incurred as of December 31, 2013.  These amounts exclude capitalized interest and capitalized mine development costs associated with incidental production.  (For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.”)

River View Complex.  The ARLP Partnership’s subsidiary, River View Coal, LLC (“River View”), operates the River View mine located in Union County, Kentucky.  The River View mine began production in 2009, and utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal.  River View’s preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Coal produced from the River View mine is transported by overland belt to a barge loading facility on the Ohio River.

Sebree Mining Complex.  On April 2, 2012, the ARLP Partnership acquired substantially all of Green River Collieries, LLC’s assets related to its coal mining business and operations located in Webster and Hopkins Counties, Kentucky, including the Onton No. 9 mining complex (“Onton mine”).  The Onton mine is operated by the ARLP

Partnership’s subsidiary, Sebree Mining, LLC (“Sebree Mining”).  Sebree Mining utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal.  The Onton mine’s preparation plant, which is leased from a third-party, has throughput capacity of 750 tons of raw coal per hour.  Coal from Sebree Mining’s mining complex is transported by overland belt to a barge loading facility on the Green River for shipment to customers, or is shipped via truck on U.S. and state highways directly to customers.

Sebree Mining is in the process of permitting undeveloped reserves in Webster County, Kentucky, which the ARLP Partnership refers to as the “Sebree Reserves,” and related property for future development.  The ARLP Partnership controls these reserves through its subsidiaries, Alliance Resource Properties, LLC (“Alliance Resource Properties”) and ARP Sebree, LLC (“ARP Sebree”).

Central Appalachian Operations

The ARLP Partnership’s Central Appalachian mining operations are located in eastern Kentucky.  As of February 1, 2014, the ARLP Partnership had 267 employees, and it operates one mining complex in Central Appalachia, with a second complex idled.

Pontiki Complex.  The Pontiki complex is located near the city of Inez in Martin County, Kentucky.    The ARLP Partnership’s subsidiary, Pontiki Coal, LLC (“Pontiki”), owns the mining complex and controls the reserves.  The preparation plant has throughput capacity of 900 tons of raw coal per hour.  Coal produced from the mine can be shipped via the NS railroad directly to customers or to various transloading facilities on the Ohio River for barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for barge deliveries.  The Pontiki complex was idled on November 27, 2013, due to limited market opportunities.  For information on the Pontiki mining complex, please read “Item 8. Financial Statements and Supplementary Data—Note 4. Asset Impairment Charge” of this Annual Report on Form 10-K.

MC Mining Complex.  The MC Mining complex is located near the city of Pikeville in Pike County, Kentucky.  The ARLP Partnership acquired the mine in 1989.  The ARLP Partnership’s subsidiary, MC Mining, LLC (“MC Mining”), owns the mining complex and controls the reserves, and its subsidiary, Excel Mining, LLC (“Excel”) conducts all mining operations.  The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal.  In 2011, Excel began development mining in a new area containing in excess of 10.0 million saleable tons of coal, to which all mining was transitioned in 2013.  The preparation plant has throughput capacity of 1,000 tons of raw coal per hour.  Substantially all of the coal produced at MC Mining in 2013 met or exceeded the compliance requirements of Phase II of the Federal Clean Air Act (“CAA”) (see “—Regulation and Laws—Air Emissions” below).  Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for barge deliveries.

Northern Appalachian Operations

The ARLP Partnership’s Northern Appalachian mining operations are located in Maryland and West Virginia.  As of February 1, 2014, the ARLP Partnership had 738 employees, and it operates two mining complexes in Northern Appalachia.  The ARLP Partnership also controls undeveloped reserves in West Virginia and Pennsylvania.

Mettiki Complex.  The Mettiki Complex comprises the Mountain View mine located in Tucker County, West Virginia operated by the ARLP Partnership’s subsidiary Mettiki Coal (WV), LLC (“Mettiki (WV)”) and a preparation plant located near the city of Oakland in Garrett County, Maryland operated by its subsidiary Mettiki Coal, LLC (“Mettiki (MD)”).  In addition, production from the Mountain View mine can be supplemented with production from a smaller-scale mine operated by a third-party on property in Maryland controlled by another of the ARLP Partnership’s subsidiaries, Backbone Mountain, LLC.  Mettiki (WV) began continuous miner development of the Mountain View mine in July 2005 and began longwall mining in November 2006.  The Mountain View mine produces medium-sulfur coal which is transported by truck either to the Mettiki (MD) preparation plant for processing or directly to the coal blending facility at the Virginia Electric and Power Company Mt. Storm Power Station.  The Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal per hour.  Coal processed at the preparation plant can be trucked to the blending facility at Mt. Storm or shipped via the CSX railroad, which provides the opportunity to ship into the domestic and export metallurgical coal markets.

Tunnel Ridge Complex.  The ARLP Partnership’s subsidiary, Tunnel Ridge, LLC (“Tunnel Ridge”), operates the Tunnel Ridge mine, an underground, longwall mine in the Pittsburgh No. 8 coal seam, located near Wheeling, West

Virginia.  Tunnel Ridge began construction of the mine and related facilities in 2008.  Development mining began in 2010, and longwall mining operations began at Tunnel Ridge in May 2012.  The mine produced 3.7 million tons in 2013 and it expects annual production to ultimately reach approximately 5.8 million tons.  Coal produced from the Tunnel Ridge mine is transported by conveyor belt to a barge loading facility on the Ohio River.  Through an agreement with a third-party, Tunnel Ridge has the ability to transload coal from barges for rail shipment on Wheeling and Lake Erie Railway.

Penn Ridge.  The ARLP Partnership’s subsidiary, Penn Ridge Coal, LLC (“Penn Ridge”), is party to a coal lease agreement effective December 31, 2005 with Allegheny Pittsburgh Coal Company (“Allegheny”), pursuant to which Penn Ridge leases Allegheny's Buffalo coal reserve in Washington County, Pennsylvania, which is estimated to include approximately 56.7 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 seam.  Penn Ridge has initiated the permitting process for the Buffalo coal reserves and continues to evaluate development.  (For more information on the permitting process, and matters that could hinder or delay the process, please read “—Regulation and Laws—Mining Permits and Approvals.”)  Development of the project is regulatory and market dependent, and its timing is open-ended pending obtaining all required regulatory approvals, sufficient coal sales commitments to support the project and final approval by the board of directors of MGP (“MGP Board of Directors”).

Other Operations

Mt. Vernon Transfer Terminal, LLC

The ARLP Partnership’s subsidiary, Mt. Vernon, leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Coal is delivered to Mt. Vernon by both rail and truck.  The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons.  During 2013, the terminal loaded approximately 1.9 million tons for customers of Gibson County Coal, Warrior, Webster County Coal, White County Coal, and White Oak.

Coal Brokerage

As markets allow, the ARLP Partnership buys coal from non-affiliated producers principally throughout the eastern U.S., which it then resells.  The ARLP Partnership has a policy of matching its outside coal purchases and sales to minimize market risks associated with buying and reselling coal.  In 2013, our financial results were not significantly impacted by coal brokerage.

Alliance WOR Processing, LLC

In September 2011, the ARLP Partnership completed a series of transactions with White Oak related to the development of White Oak Mine No. 1 near the city of McLeansboro, Illinois, which is under construction and will be an underground longwall mining operation producing high-sulfur coal from the Herrin No. 6 seam.  Initial production from the continuous miner development units began in 2013, and longwall mining is expected to begin in the second half of 2014.  As part of the White Oak transaction, the ARLP Partnership’s subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), contracted with White Oak to construct, own, and operate the coal handling and processing facilities associated with the Mine No. 1 mine, which has the capacity to process 2,000 tons of raw coal per hour.  WOR Processing processed 402,000 tons of coal feedstock in 2013.  White Oak has the ability to ship production from the Mine No. 1 mine via rail directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for barge deliveries.  WOR Processing also has an equity investment in White Oak.  For more information about the White Oak transactions, please read “Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions.”

Alliance Resource Properties, LLC

Alliance Resource Properties owns coal reserves that it leases to certain of the ARLP Partnership’s subsidiaries that operate its mining complexes.  In September 2011, Alliance Resource Properties’ subsidiary, Alliance WOR Properties, LLC (“WOR Properties”), acquired from and leased back to White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves. In 2013, Alliance Resource Properties acquired from and leased back to White Oak 89.9 million additional tons of proven and probable high-sulfur coal reserves.  Approximately 146.9 million tons of those reserves are currently being developed for future mining by White Oak.  White Oak pays WOR Properties earned royalties and during the period beginning January 1, 2015 and ending December 31, 2034 will pay WOR

Properties a fully recoupable minimum monthly royalty. WOR Properties began receiving royalties from White Oak in 2013 with the start-up of incidental production from White Oak’s mine development.

Matrix Group

The ARLP Partnership’s subsidiaries, Matrix Design Group, LLC (“Matrix Design”) and Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as “Matrix Group”), provide a variety of mine products and services for the ARLP Partnership’s mining operations and to unrelated parties.  The ARLP Partnership acquired this business in September 2006.  Matrix Group’s products and services include design and installation of underground mine hoists for transporting employees and materials in and out of mines; design of systems for automating and controlling various aspects of industrial and mining environments; and design and sale of mine safety equipment, including its miner and equipment tracking and proximity detection systems.  In 2013, our financial results were not significantly impacted by Matrix Group’s activities.

Additional Services

The ARLP Partnership develops and markets additional services in order to establish itself as the supplier of choice for its customers.  Examples of the kind of services it has offered to date include ash and scrubber sludge removal, coal yard maintenance and arranging alternate transportation services.  Historically, and in 2013, revenues from these services were immaterial.  In addition, the ARLP Partnership’s affiliate, Mid-America Carbonates, LLC (“MAC”), which is a joint venture with White County Coal, manufactures and sells rock dust to the ARLP Partnership and to unrelated parties.  In 2013, our financial results were not significantly impacted by MAC’s business.

Reportable Segments

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Segment Information under “Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information” for information concerning our reportable segments.

Coal Marketing and Sales

As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.  These arrangements are mutually beneficial to the ARLP Partnership and its customers in that they provide greater predictability of sales volumes and sales prices.  In 2013, approximately 93.5% and 94.2% of the ARLP Partnership’s sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with committed term expirations ranging from 2014 to 2020.  As of February 14, 2014, the ARLP Partnership’s nominal commitment under long-term contracts was approximately 36.7 million tons in 2014, 27.0 million tons in 2015, 21.2 million tons in 2016 and 9.4 million tons in 2017.  The commitment of coal under contract is an approximate number because a limited number of the contracts contain provisions that could cause the nominal commitment to increase or decrease; however, the overall variance to total committed sales is minimal.  The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow the ARLP Partnership to balance its sales commitments with prospective production capacity.  In addition, the nominal commitment can otherwise change because of reopener provisions contained in certain of these long-term contracts.

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

Reliance on Major Customers

The ARLP Partnership’s two largest customers in 2013 were Louisville Gas and Electric Company and Tennessee Valley Authority.  During 2013, the ARLP Partnership derived approximately 26.5% of its total revenues from these two customers and at least 10.0% of its total revenues from each of the two.  For more information about these customers, please read “Item 8. Financial Statements and Supplementary Data—Note 20. Concentration of Credit Risk and Major Customers.”

Competition

The coal industry is intensely competitive.  The most important factors on which the ARLP Partnership competes are coal price, coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply.  The ARLP Partnership’s principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., Foresight Energy LLC, James River Coal Company, Murray Energy, Inc., Patriot Coal Corp., and Peabody Energy Corp.  Some of these coal producers are larger and have greater financial resources and larger reserve bases than the ARLP Partnership.  The ARLP Partnership also competes directly with a number of smaller producers in the Illinois Basin, Central Appalachian and Northern Appalachian regions.  The prices the ARLP Partnership is able to obtain for its coal are primarily linked to coal consumption patterns of domestic electricity generating utilities, which in turn are influenced by economic activity, government regulations, weather and technological developments.  Additionally, the ARLP Partnership exports a portion of its coal into the international coal markets.  The prices the ARLP Partnership is able to obtain for its export coal are influenced by a number of factors, such as global economic conditions, weather patterns and political instability, among others.  Further, coal competes with other fuels such as petroleum, natural gas, nuclear energy and renewable energy sources for electrical power generation.  Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel.  For additional information, please see “Item 1A. Risk Factors.”  As the price of domestic coal increases, the ARLP Partnership may also begin to compete with companies that produce coal from one or more foreign countries.

Transportation

The ARLP Partnership’s coal is transported to its customers by rail, truck and barge.  Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can be a substantial part of the total delivered cost of a customer’s coal.  As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal.  The ARLP Partnership believes its mines are located in favorable geographic locations that minimize transportation costs for its customers, and in many cases it is able to accommodate multiple transportation options.  Typically, the ARLP Partnership’s customers pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry.  Approximately 48.5% of the ARLP Partnership’s 2013 sales volume was initially shipped from the mines by rail, 12.4% was shipped from the mines by truck and 39.1% was shipped from the mines by barge.  In 2013, the largest volume transporter of the ARLP Partnership’s coal shipments was the CSX railroad which moved approximately 25.2% of the ARLP Partnership’s tonnage over its rail system.  The practices of, and rates set by, the transportation company serving a particular mine or customer may affect, either adversely or favorably, the ARLP Partnership’s marketing efforts with respect to coal produced from the relevant mine.

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

•                  discharge of materials;

•                  storage and handling of explosives;

•                  wetlands protection;

•                  surface subsidence from underground mining; and

•                  the effects, if any, that mining has on groundwater quality and availability.

In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for coal.  It is possible that new legislation or regulations may be adopted, or that existing laws or regulations may be differently interpreted or more stringently enforced, any of which could have a significant impact on the ARLP Partnership’s mining operations or its customers’ ability to use coal.  For more information, please see risk factors described in “Item 1A. Risk Factors” below.

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

Capital expenditures for environmental matters have not been material in recent years.  The ARLP Partnership has accrued for the present value of the estimated cost of asset retirement obligations and mine closings, including the cost of treating mine water discharge, when necessary.  The accruals for asset retirement obligations and mine closing costs are based upon permit requirements and the costs and timing of asset retirement obligations and mine closing procedures.  Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if these accruals were insufficient.

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations.  Applications for permits require extensive engineering and data analysis and presentation, and must address a variety of environmental, health, and safety matters associated with a proposed mining operation.  These matters include the manner and sequencing of coal extraction, the storage, use and disposal of waste and other substances and impacts on the environment, the construction of water containment areas, and reclamation of the area after coal extraction.  Meeting all requirements imposed by any of these authorities may be costly and time consuming, and may delay or prevent commencement or continuation of mining operations.

The permitting process for certain mining operations can extend over several years and can be subject to administrative and judicial challenge, including by the public.  Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all.  We cannot assure you that the ARLP Partnership will not experience difficulty or delays in obtaining mining permits in the future.

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

Mine Health and Safety Laws

Stringent safety and health standards have been imposed by federal legislation since the Federal Coal Mine Health and Safety Act of 1969 (“CMHSA”) was adopted.  The Federal Mine Safety and Health Act of 1977 (“FMSHA”), and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards of the CMHSA, and imposed extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters.  The MSHA monitors and rigorously enforces compliance with these federal laws and regulations.  In addition, most of the states where the ARLP Partnership operates also have state programs for mine safety and health regulation and enforcement.  Federal and state safety and health regulations affecting the coal mining industry are perhaps the most comprehensive and rigorous system in the U.S. for protection of employee safety and have a significant effect on the ARLP Partnership’s operating costs.  Although many of the requirements primarily impact underground mining, the ARLP Partnership’s competitors in all of the areas in which it operates are subject to the same laws and regulations.

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

The Federal Mine Improvement and New Emergency Response Act of 2006 (“MINER Act”) significantly amended the FMSHA, imposing more extensive and stringent compliance standards, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities.  Following the passage of the MINER Act, MSHA has issued new or more stringent rules and policies on a variety of topics, including:

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

MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards.  Among these new proposed regulations is MSHA’s proposed rule titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.”  The proposed rule would require a 50% reduction in the allowable respirable coal mine dust exposure limits and require the use of sampling data taken from a single sample rather than an average of samples.  The proposed rule would also increase oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine.    A final rule is currently under review at the White House Office of Management and Budget.

Additionally, in the fall of 2013, MSHA announced that as a part of its regulatory agenda it intends to develop a proposed rule to “revise the process for proposing civil penalties.”  MSHA last revised the process for proposing civil penalties in 2006 and, as discussed above, the revisions resulted in substantially increased civil penalties for regulatory violations cited by MSHA.

Effective March 25, 2013, MSHA began implementing its revised Pattern of Violation (“POV”) standards under the FMSHA.  Under this new POV standard, MSHA eliminated the ninety (90) day window, during which mine operators meeting certain initial POV screening criteria could take corrective action and engage in mitigation efforts to avoid being placed on POV status.  Additionally, MSHA began making POV determinations based upon enforcement actions as issued, rather than enforcement actions that have been rendered final following the opportunity for administrative or judicial review.  For mine operators placed on POV status, MSHA will thereafter issue an order withdrawing miners from the area affected by any enforcement action designated by MSHA as posing a significant and substantial, or S&S, hazard to the health and/or safety of miners.  Further, the mine operator can be removed from POV status only upon: (1) a complete inspection of the entire mine with no S&S enforcement actions issued by MSHA or (2) no POV-related withdrawal orders being issued by MSHA within ninety (90) days following the mine operator being placed on POV status.  The National Mining Association (“NMA”) and several mine operators already affected by the new POV standards are challenging those standards in federal court, but it is unclear when a final decision on the validity of the new POV standards can be anticipated.

On August 31, 2011, MSHA published proposed rules that, if finalized, will require mine operators to install proximity detection systems on continuous mining machines.  The proximity detection systems initiate a warning or shutdown the continuous mining machine depending on the proximity of the machine to a miner.

Subsequent to passage of the MINER Act, Illinois, Kentucky, Pennsylvania and West Virginia have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight; and since January 2012, West Virginia has continued to consider additional mine safety legislation.  Additionally, state administrative agencies can promulgate administrative rules and regulations affecting the ARLP Partnership’s operations.  For example, the West Virginia State Board of Coal Mine Health and Safety recently proposed, and opened for public comment, an administrative rule requiring the installation of proximity detection equipment on certain continuous mining machines, as well as the implementation of additional safety standards for underground coal mine section haulage equipment and equipment operators.  Other states may pass similar legislation or administrative regulations in the future.

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

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 (“BLBA”) requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease and to some survivors of a miner who dies from this disease.  The BLBA levies a tax on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims.  In addition, BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax.  The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent.  For miners last employed as miners after 1969 and who are determined to have contracted black lung, the ARLP Partnership self-insures the potential cost of compensating such miners using its actuary estimates of the cost of present and future claims.  The ARLP Partnership is also liable under state statutes for black lung claims.  Congress and state legislatures regularly consider various items of black lung legislation, which, if enacted, could adversely affect the ARLP Partnership’s business, results of operations and financial position.

Revised BLBA regulations took effect in January 2001, relaxing the stringent award criteria established under previous regulations and thus potentially allowing new federal claims to be awarded and allowing previously denied claimants to re-file under the revised criteria.  These regulations may also increase black lung related medical costs by broadening the scope of conditions for which medical costs are reimbursable and increase legal costs by shifting more of the burden of proof to the employer.

The Patient Protection and Affordable Care Act enacted in 2010, includes significant changes to the federal black lung program, retroactive to 2005, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on the ARLP Partnership’s costs expended in association with the federal black lung program.

Workers’ Compensation

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  Workers’ compensation laws also compensate survivors or workers who suffer employment related deaths.  Several states in which the ARLP Partnership operates consider changes in workers’

compensation laws from time to time.  The ARLP Partnership generally self-insures this potential expense using its actuary estimates of the cost of present and future claims.  For more information concerning the ARLP Partnership’s requirement to maintain bonds to secure its workers’ compensation obligations, see the discussion of surety bonds below under “—Bonding Requirements.”

Coal Industry Retiree Health Benefits Act

The Federal Coal Industry Retiree Health Benefits Act (“CIRHBA”) was enacted to fund health benefits for some United Mine Workers of America retirees.  CIRHBA merged previously established union benefit plans into a single fund into which “signatory operators” and “related persons” are obligated to pay annual premiums for beneficiaries.  CIRHBA also created a second benefit fund for miners who retired between July 21, 1992 and September 30, 1994, and whose former employers are no longer in business.  Because of the ARLP Partnership’s union-free status, it is not required to make payments to retired miners under CIRHBA, with the exception of limited payments made on behalf of predecessors of MC Mining.  However, in connection with the sale of the coal assets acquired by Alliance Resource Holdings, Inc. (“ARH”) in 1996, MAPCO Inc., now a wholly owned subsidiary of The Williams Companies, Inc., agreed to retain, and be responsible for, all liabilities under CIRHBA.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977.  The tax for surface-mined and underground-mined coal is $0.28 per ton and $0.12 per ton, respectively.  The ARLP Partnership has accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary.  Please read “Item 8. Financial Statements and Supplementary Data—Note 16. Asset Retirement Obligations.”  In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage (“AMD”) control on a statewide basis.

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

The U.S. Office of Surface Mining Reclamation (“OSM”) published in November 2009, an Advance Notice of Proposed Rulemaking, announcing its intent to revise the Stream Buffer Zone (“SBZ”) rule published in December 2008.  The SBZ rule prohibits mining disturbances within 100 feet of streams if there would be a negative effect on water quality.  Environmental groups brought lawsuits challenging the rule, and in a March 2010 settlement, the OSM agreed to rewrite the SBZ rule.  In January 2013, the environmental groups reopened the litigation against OSM for failure to abide by the terms of the settlement.  Oral arguments were heard on January 31, 2014.  To date, OSM has not proposed a revised SBZ rule, but one is anticipated in August 2014.  The ARLP Partnership is unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities near streams, and additional enforcement actions.  The requirements of the revised SBZ rule, if adopted, will likely be more strict than the prior SBZ rule and may adversely affect the ARLP Partnership’s business and operations.

Following the spill of coal combustion residues (“CCRs”) in the Tennessee Valley Authority impoundment in Kingston, Tennessee, in December 2009, the U.S. Environmental Protection Agency (“EPA”) issued proposed rules on CCRs in 2010.  The EPA’s proposed rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites.  If the OSM regulates placement and use of CCRs at coal mine sites, those actions by the OSM, potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

In March 2013, the OSM published a proposed rule that would require coal companies to pay for the cost of processing permit applications for coal mining on lands under the OSM’s direct regulatory jurisdiction.  These actions by the OSM potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

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

As of December 31, 2013, the ARLP Partnership had approximately $88.7 million in surety bonds outstanding to secure the performance of its reclamation obligations.

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining operations.  The CAA directly impacts the ARLP Partnership coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants.  The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities.  There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities.  In addition, there is pending litigation to force EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the CAA and establish standards to reduce emissions from new or modified coal mine sources of methane and other emissions.  Installation of additional emissions control technology and any additional measures required under applicable state and federal laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans (“SIPs”), could make coal a less attractive fuel alternative in the planning and building of power plants in the future.  A significant reduction in coal’s share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.

In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may affect the ARLP Partnership’s operations, directly or indirectly, include, but are not limited to, the following:

•                  EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities.  Sulfur dioxide is a by-product of coal combustion.  Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year.  Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions.  In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels.

These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule (“CAIR”), discussed below.  In 2013, the ARLP Partnership sold 93.7% of its total tons to electric utilities, of which 98.7% was sold to utility plants with installed pollution control devices.  These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule, discussed below.

•                  The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain.  In June 2011, EPA finalized the Cross-State Air Pollution Rule (“CSAPR”), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states.  Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would have commenced in 2012 with further reductions effective in 2014.  However, on August 21, 2012, the D.C. Circuit Court of Appeals vacated CSAPR, finding EPA exceeded its statutory authority under the CAA and striking down EPA’s decision to require federal implementation plans (“FIPs”), rather than SIPs, to implement mandated reductions.  In its ruling, the court ordered EPA to continue administering CAIR but proceed expeditiously to promulgate a replacement rule for CAIR.  The Supreme Court granted EPA’s certiorari petition appealing the D.C. Circuit’s decision and heard oral arguments on December 10, 2013.  The Court’s decision is expected in 2014.  While this litigation delays implementation of CSAPR, it also leaves CAIR in place while the Court considers the merits of the legal challenges to CSAPR.  For states to meet their requirements under the CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies.   These closures would likely reduce the demand for coal.

•                  In February 2012, EPA adopted the Mercury and Air Toxic Standards (“MATS”), which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants.  In March 2013, EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. Appeals were filed and oral arguments were heard by the D.C. Circuit Court of Appeals in December 2013.  If upheld by the court, MATS will force generators to make capital investments to retrofit power plants and will also likely lead to the premature retirement of a number of older coal-fired generating units.  The retirements are likely to reduce the demand for coal.  Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed.  Regulation of mercury emissions by EPA, states, or Congress may decrease the future demand for coal, but we are currently unable to predict the magnitude of any such effect.  We continue to evaluate the possible scenarios associated with CSAPR and MATS and the effects they may have on the ARLP Partnership’s business and our results of operations, financial condition or cash flows.

•                  In January 2013, EPA issued final Maximum Achievable Control Technology (“MACT”) standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (“Boiler MACT”), which require owners of industrial, commercial, and institutional boilers to comply with standards for air pollutants, including mercury and other metals, fine particulates, and acid gases such as hydrogen chloride.  Businesses and environmental groups have filed legal challenges to Boiler MACT in the D.C. Court of Appeals and petitioned EPA to reconsider the rule.  EPA has granted petitions for reconsideration for certain issues.  If Boiler MACT is upheld, EPA estimates the rule will affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters.  Some owners will make capital expenditures to retrofit boilers and process heaters, while a number of boilers and process heaters will be prematurely retired.  The retirements are likely to reduce the demand for coal.  The impact of the regulations will depend on the outcome of these legal challenges and cannot be determined at this time.

•                  EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the national ambient air quality standards (“NAAQS”) should be revised.  Pursuant to this process, EPA has adopted more stringent NAAQS for fine particulate matter (“PM”), ozone, nitrogen oxide and sulfur dioxide.  As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in “attainment” but do not attain the new standards.  In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants.   Initial non-attainment determinations related to the revised sulfur dioxide standard became effective in October 2013.  In addition, in January 2013, EPA updated the NAAQS for fine particulate matter emitted by a wide variety of sources including power plants, industrial facilities, and gasoline and diesel engines, tightening the annual PM 2.5 standard to 12 micrograms per cubic meter.  The revised standard became effective in March

2013.  In November 2013, EPA proposed a rule to clarify PM 2.5 implementation requirements to the states for current 1997 and 2006 non-attainment areas.  Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment.  In July 2009, the D.C. Circuit Court of Appeals vacated part of a rule implementing the ozone NAAQS and remanded certain other aspects of the rule to EPA for further consideration.  On June 6, 2013, EPA proposed a rule for implementing the 2008 ozone NAAQs.   EPA has also previously discussed plans to release a new ozone NAAQS.  A new standard may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers.  Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, the ARLP Partnership’s mining operations and customers could be affected when the new standards are implemented by the applicable states.  The ARLP Partnership does not know whether or to what extent these developments might indirectly reduce the demand for coal.

•                  EPA’s regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas and international parks.  Under the program, states are required to develop SIPs to improve visibility.  Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants.  In recent cases, EPA has decided to negate the SIPs and impose stringent requirements through FIPs.  The regional haze program, including particularly EPA’s FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions.  These requirements could limit the demand for coal in some locations.

•                  EPA’s new source review (“NSR”) program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment.  The Department of Justice, on behalf of EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have settled, but others remain pending. Depending on the ultimate resolution of these cases, demand for coal could be affected.

Carbon Dioxide Emissions

Combustion of fossil fuels, such as the coal the ARLP Partnership produces, results in the emission of carbon dioxide, which is considered a GHG.  Combustion of fuel for mining equipment used in coal production also emits GHGs.  Future regulation of GHG emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by EPA.  President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of GHGs and Congress has recently considered various proposals to reduce GHG emissions, and it is possible federal legislation could be adopted in the future.  Internationally, the Kyoto Protocol set binding emission targets for developed countries that ratified it (the U.S. did not ratify, and Canada officially withdrew from its Kyoto commitment in 2012) to reduce their global GHG emissions.  The Kyoto Protocol was nominally extended past its expiration date of December 2012, with a requirement for a new legal construct to be put into place by 2015.  If a replacement treaty or other international arrangement is reached, it likely would require additional reductions in GHG emissions that could, in turn, have a global impact on the demand for coal.  Also, many states, regions and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities.  Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted which would have an adverse effect on the ARLP Partnership’s operations.

Even in the absence of new federal legislation, EPA has begun to regulate GHG emissions under the CAA based on the U.S. Supreme Court’s 2007 decision in Massachusetts v. EPA that EPA has authority to regulate GHG emissions.  In 2009, EPA issued a final rule, known as the “Endangerment Finding,” declaring that GHG emissions, including carbon dioxide and methane, endanger public health and welfare and that six GHGs, including carbon dioxide and methane, emitted by motor vehicles endanger both the public health and welfare.

In May 2010, EPA issued its final “tailoring rule” for GHG emissions, a policy aimed at shielding small emission sources from CAA permitting requirements.  EPA’s rule phases in various GHG-related permitting requirements beginning in January 2011.  Beginning July 1, 2011, EPA requires facilities that must already obtain NSR permits (new or modified stationary sources) for other pollutants to include GHGs in their permits for new construction projects that emit at least 100,000 tons per year of GHGs and existing facilities that increase their emissions by at least 75,000 tons per year.  These permits require that the permittee adopt the best available control technology.

As a result of revisions to its preconstruction permitting rules that became fully effective in 2011, EPA is now requiring new sources, including coal-fired power plants, to undergo control technology reviews for GHGs (predominantly carbon dioxide) as a condition of permit issuance.  These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternative fuels and generation systems, as well as increase litigation risk for—and so discourage development of—coal-fired power plants.

In March 2012, EPA proposed New Source Performance Standards (“NSPS”) for carbon dioxide emissions from new fossil fuel-fired power plants.  The proposal requires new coal units to meet a carbon dioxide emissions standard of 1,000 lb CO2/MWh, which is equivalent to the carbon dioxide emitted by a natural gas combined cycle unit.  In January 2014, EPA formally published its re-proposed NSPS for carbon dioxide emissions from new power plants.  The re-proposed rule requires an emissions standard of 1,100 lb CO2/MWh for new coal-fired power plants.  To meet such a standard, new coal plants would be required to install carbon capture and storage (“CCS”) technology.  Legal challenges to the proposed NSPS have been filed; more legal challenges are expected once EPA issues a final rule.  Comments are due March 10, 2014, and a final rule is expected shortly thereafter.  If the proposed rule is finalized as currently drafted, the rule will reduce the demand for coal in the future.

In June 2013, the President directed EPA to propose carbon dioxide emissions requirements for existing and modified power plants by June 1, 2014 and to finalize the requirements by June 1, 2015.   While the potential impacts are unknown until EPA issues a proposal, the requirements could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal.  Congress has rejected legislation to restrict carbon dioxide emissions from existing power plants and it is unclear whether EPA has the legal authority to regulate carbon dioxide emissions for existing and modified power plants without additional Congressional authority.  Accordingly, legal challenges are expected for the anticipated carbon dioxide emissions requirements.

On June 28, 2010, EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule requiring all stationary sources that emit more than 25,000 tons of GHGs per year to collect and report annually to EPA data regarding such emissions occurring after January 1, 2010.  This suite of GHG rules affects many of the ARLP Partnership’s customers, as well as additional source categories, including all underground mines subject to quarterly methane sampling by MSHA.  Underground mines subject to these rules, including the ARLP Partnership’s, were required to begin monitoring GHG emissions on January 1, 2011 and began reporting to EPA in 2012.

In October 2013, the U.S. Supreme Court granted a number of petitions for certiorari seeking review of EPA’s approach to GHG regulation. Oral arguments before the Supreme Court are scheduled for February 2014, with a decision anticipated in July.  Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact the ARLP Partnership’s business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, the ARLP Partnership’s equipment and operations could require it to incur costs to reduce emissions of GHGs associated with its operations.  Substantial limitations on GHG emissions could adversely affect demand for coal the ARLP Partnership produces.

There have been numerous protests of and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to GHG emissions.  For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide.  In addition, several permits issued to new coal-fueled power plants without limits on GHG emissions have been appealed to EPA’s Environmental Appeals Board.  In addition, over thirty states have currently adopted “renewable energy standards” or “renewable portfolio standards,” which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date.  These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030.  Other states may adopt similar requirements, and federal legislation is a possibility in this area.  To the extent these requirements affect the ARLP Partnership’s current and prospective customers, they may reduce the demand for coal-fired power, and may affect long-term demand for its coal.  Finally, a federal appeals court allowed a lawsuit pursuing federal common law claims to proceed against certain utilities on the basis that they may have created a public nuisance due to their emissions of carbon dioxide, while a second federal appeals court dismissed a similar case on procedural grounds. The U.S. Supreme Court recently overturned that decision on June 20, 2011, holding that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions.  Despite this favorable ruling, tort-type liabilities remain a concern.

Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities.  For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement (“RGGI”), calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states.  The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program.  Auctions for carbon dioxide allowances under the program began in September 2008.  Though New Jersey withdrew from RGGI in 2011, since its inception, several additional northeastern states and Canadian provinces have joined as participants or observers.

Following the RGGI model, five Western states launched the Western Regional Climate Action Initiative to identify, evaluate, and implement collective and cooperative methods of reducing GHG in the region to 15% below 2005 levels by 2020.  These states were joined by two additional states and four Canadian provinces and became collectively known as the Western Climate Initiative Partners. However, in November 2011, six states withdrew, leaving California and the four Canadian provinces as members. At a January 2012 stakeholder meeting, this group confirmed a commitment and timetable to create the largest carbon market in North America and provide a model to guide future efforts to establish national approaches in both Canada and the U.S. to reduce GHG emissions.  It is likely that these regional efforts will continue.

It is possible that future international, federal and state initiatives to control GHG emissions could result in increased costs associated with coal production and consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs.  Such increased costs for coal consumption could result in some customers switching to alternative sources of fuel, or otherwise adversely affect the ARLP Partnership’s operations and demand for its products, which could have a material adverse effect on its business, financial condition and results of operations.

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

The U.S. Army Corps of Engineers (“Corps of Engineers”) maintains two permitting programs under CWA Section 404 for the discharge of dredged or fill material: one for “individual” permits and a more streamlined program for “general” permits.  In June 2010, the Corps of Engineers suspended the use of “general” permits under Nationwide Permit 21 (“NWP 21”) in the Appalachian states.  On February 21, 2012, the Corps of Engineers reissued the final 2012 NWP 21.  The Center for Biological Diversity later filed a notice of intent to sue the Corps of Engineers based on allegations the 2012 NWP 21 program violated the Endangered Species Act.  The ARLP Partnership’s coal mining operations typically require Section 404 permits to authorize activities such as the creation of slurry ponds and stream impoundments.  The CWA authorizes EPA to review Section 404 permits issued by the Corps of Engineers, and in 2009, EPA began reviewing Section 404 permits issued by the Corps of Engineers for coal mining in Appalachia.  Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by EPA regarding these permits.

For instance, even though the State of West Virginia has been delegated the authority to issue permits for coal mines in that state, EPA is taking a more active role in its review of National Pollutant Discharge Elimination System (“NPDES”) permit applications for coal mining operations in Appalachia.  EPA has stated that it plans to review all applications for NPDES permits.  Indeed, final guidance issued by EPA on July 21, 2011, encouraged EPA Regions 3, 4 and 5 to object to the issuance of state program NPDES permits where the Region does not believe that the proposed permit satisfies the requirements of the CWA, and with regard to state issued general Section 404 permits, support the previously drafted Enhanced Coordination Procedures (“ECP”).  On October 6, 2011, the U.S. District Court for the District of Columbia rejected the ECP on several different legal grounds and later, this same court enjoined EPA from any further usage of its final guidance.  Any future application of procedures similar to ECP, such as may be enacted following notice and comment rulemaking, would have the potential to delay issuance of permits for surface coal mines, or to change the conditions or restrictions imposed in those permits.

EPA also has statutory “veto” power over a Section 404 permit if EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.”  On January 14, 2011, EPA exercised its veto power to withdraw or restrict the use of a previously issued permit for Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia.  This action was the first time that such power was exercised with regard to a previously permitted coal mining project.  A challenge to EPA’s exercise of this authority was made in the federal District Court in the District of Columbia and on March 23, 2012, the court ruled that EPA lacked the statutory authority to invalidate an already issued Section 404 permit retroactively.  On April 23, 2013, the D.C. District Court of Appeals reversed this decision and authorized EPA to retroactively veto portions of a Section 404 permit.  Any future use of EPA’s Section 404 “veto” power could create uncertainly with regard to the ARLP Partnership’s continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting coal revenues.

Total Maximum Daily Load (“TMDL”) regulations under the CWA establish a process to calculate the maximum amount of a pollutant that an impaired water body can receive and still meet state water quality standards, and to allocate pollutant loads among the point and non-point pollutant sources discharging into that water body. Likewise, when water quality in a receiving stream is better than required, states are required to conduct an antidegradation review before approving discharge permits. The adoption of new TMDL-related allocations or any changes to antidegradation policies for streams near ARLP Partnership’s coal mines could require more costly water treatment and could adversely affect its coal production.

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

The Federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws regulating hazardous waste affect coal mining operations by imposing requirements for the generation, transportation, treatment, storage, disposal, and cleanup of hazardous wastes.  Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting.  RCRA also allows EPA to require corrective action at sites where there is a release of hazardous substances.  In addition, each state has its own laws regarding the proper management and disposal of waste material.  While these laws impose ongoing compliance obligations, such costs are not believed to have a material impact on the ARLP Partnership’s operations.

On June 21, 2010, EPA released a proposed rule to regulate the disposal of certain coal combustion by-products (“CCB”).  The proposed rule set forth two very different options for regulating CCB under RCRA.  The first option called for regulation of CCB as a hazardous waste under Subtitle C, which creates a comprehensive program of federally enforceable requirements for waste management and disposal.  The second option utilized Subtitle D, which would give EPA authority to set performance standards for waste management facilities and would be enforced primarily through citizen suits.  The proposal leaves intact the Bevill exemption for beneficial uses of CCB.  In April 2012, several environmental organizations filed suit against EPA to compel EPA to take action on the proposed rule.  Several companies and industry groups intervened.  A consent decree was entered on January 29, 2014, which set a deadline for a final rule by December 19, 2014 and indicated EPA will use the second option to regulate CCB as a non-hazardous waste under Subtitle D.  While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase customers’ operating costs and potentially reduce their ability to purchase coal.

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

Employees

To conduct its operations, the ARLP Partnership, as of February 1, 2014, employed 4,313 full-time employees, including 4,000 employees involved in active mining operations, 145 employees in other operations, and 168 corporate employees.  The ARLP Partnership’s work force is entirely union-free.  The ARLP Partnership believes that relations with its employees are generally good.  We do not have any employees of our own.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into an amended and restated administrative services agreement (“Administrative Services Agreement”) with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and Alliance Resource Holdings II, Inc. (“ARH II”), the indirect parent of SGP.  The Administrative Services Agreement superseded the administrative services agreement signed in connection with our initial public offering in 2006.  Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates.  We reimburse the ARLP Partnership for services rendered for us by those employees as provided under the Administrative Services Agreement.  We paid the ARLP Partnership $0.4 million under this agreement for the year ended December 31, 2013.  The ARLP Partnership also billed and recognized administrative service revenue under this agreement of $0.1 million for the year ended December 31, 2013 from ARH II.  Please read “Item 13—Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

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

•                  weather conditions and patterns;

•                  the proximity to and capacity of transportation facilities;

•                  domestic and foreign governmental regulations and taxes;

•                  regulatory, administrative, and judicial decisions;

•                  competition within the industry;

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

Our unitholders do not elect our general partner or vote on our general partner’s officers or directors.  Units held by the Management Group (some of whom are current or former members of management) and their affiliates currently own 72.3% of our units, a sufficient number of our common units to block any attempt to remove our general partner.

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

Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner.  Our general partner may not be removed except upon the vote of the holders of at least 2/3rds of our outstanding units.  Because the Management Group (some of whom are current or former members of management) and their affiliates currently own 72.3% of our outstanding common units, it is not currently possible for our general partner to be removed without their consent.  As a result, the price at which our units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

The Management Group (some of whom are current or former members of management) and their affiliates currently own 72.3% of our units.  Sales by any of our existing unitholders of a substantial number of our common units in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.  We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

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

Mr. Craft, the president and chief executive officer of both our general partner and ARLP’s managing general partner, controls ARLP’s managing general partner, indirectly jointly owns SGP and owns or controls 42.9% of ARLP’s common units.  Mr. Craft also currently holds, directly or indirectly or may be deemed to be the beneficial owner of, 70.5% of our common units.  These interests give Mr. Craft substantial control over our and ARLP’s business and operations and the ability to control the outcome of many matters that require unitholder approval.  Mr. Craft is not restricted from disposing of all or a part of his equity interests in our general partner, in ARLP’s managing general partner or in ARLP’s special general partner.

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

Continued or renewed weakness in global economic conditions or economic conditions in any of the industries the ARLP Partnership serves or in the financial markets could materially adversely affect the ARLP Partnership’s business and financial condition.  For example:

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

•                  weather conditions and patterns;

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

The ARLP Partnership competes with other coal producers in various regions of the U.S. for domestic coal sales.  The most important factors on which the ARLP Partnership competes are delivered price (i.e., the cost of coal delivered to the customer, including transportation costs, which are generally paid by customers either directly or indirectly), coal quality characteristics, contract flexibility (i.e., volume optionality and multiple supply sources) and reliability of supply.  Some competitors may have, among other things, larger financial and operating resources, lower per ton cost of production, or relationships with specific transportation providers.  The competition among coal producers may impact the ARLP Partnership’s ability to retain or attract customers and could adversely impact revenues and cash available for distribution.  In addition, declining prices from an oversupply of coal in the market could reduce revenues and cash available for distribution.

Any change in consumption patterns by utilities regarding the use of coal could affect the ARLP Partnership’s ability to sell the coal it produces.

The domestic electric utility industry accounts for over 92% of domestic coal consumption.  The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy.  For example, the relatively low price of natural gas has resulted, in some instances, in utilities increasing natural gas consumption while decreasing coal consumption.  Future environmental regulation of GHG emissions could accelerate the use by utilities of fuels other than coal.  In addition, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for coal.  A number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources in generating a certain percentage of power.  Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact the ARLP Partnership’s results of operations and reduce its cash available for distribution to us.

Extensive environmental laws and regulations affect coal consumers, and have corresponding effects on the demand for coal as a fuel source.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of the ARLP Partnership’s coal.  These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures.  These laws and regulations may affect demand and prices for coal.  There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants.  Further, far-reaching federal regulations promulgated by EPA in the last four years, such as CSAPR and MATS, have led to the premature retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the U.S.  While CSAPR was struck down by the D.C. Circuit Court of Appeals and many of the other rules, including MATS, are currently being legally challenged by states and private parties, utilities and other generators of electricity made retirement decisions and retired some units based upon EPA’s proposed and finalized rules.  In June 2013, the President directed EPA to propose CO2 emissions requirements for existing and modified power plants by June 1, 2014 and to finalize the requirements by June 1, 2015.  As a result of these current and proposed laws, regulations and regulatory initiatives, electricity generators may elect to switch to other fuels that generate less of these emissions or by-products, further reducing demand for coal.  Please read “Item 1. Business—Regulation and Laws—Air Emissions,” “—Carbon Dioxide Emissions” and “—Hazardous Substances and Wastes.”

Increased regulation of GHG emissions could result in increased operating costs and reduced demand for coal as a fuel source, which could reduce demand for the ARLP Partnership’s products, decrease its revenues and reduce its profitability.

Combustion of fossil fuels, such as the coal the ARLP Partnership produces, results in the emission of carbon dioxide into the atmosphere.  On December 15, 2009, EPA published the “endangerment finding” asserting that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment, and EPA has begun to regulate GHG emissions pursuant to the CAA.  EPA has proposed to regulate GHG emissions from new power plants.  The standard proposed is a natural gas standard and would effectively prevent construction of new coal fired power plants.  EPA has not proposed to regulate GHG emissions from modified or existing power plants, but could attempt to do so in the future.  In addition, it is possible more federal legislation or regulations could be adopted in the future to restrict GHG emissions, as President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of GHGs and Congress has recently considered various proposals to reduce GHG emissions.  Many states and regions have adopted GHG initiatives.  Also, there have been numerous protests of, and challenges to, the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to GHG emissions.  Please read “Item 1. Business—Regulation and Laws—Air Emissions” and “—Carbon Dioxide Emissions.”

Future international, federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with coal production and consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs.  Such increased costs for coal consumption could result in reduced demand for coal and some customers switching to alternative sources of fuel, which could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.  In addition, the increased difficulty or inability of the ARLP Partnership’s customers to obtain permits for construction of new or expansion of existing coal-fired power plants could adversely affect demand for its coal and have an adverse effect on its business and results of operation.

Plaintiffs in federal court litigation have attempted to pursue tort claims based on the alleged effects of climate change.

In 2004, eight states and New York City sued five electric utility companies in Connecticut v. American Electric Power Co.  Invoking the federal and state common law of public nuisance, plaintiffs sought an injunction requiring defendants to abate their contribution to the nuisance of climate change by capping carbon dioxide emissions and then reducing them.  In June 2011, the U.S. Supreme Court issued a unanimous decision holding that the plaintiffs’ federal common law claims were displaced by federal legislation and regulations.  The U.S. Supreme Court did not address the plaintiffs’ state law tort claims and remanded the issue of preemption for the district court to consider.  While the U.S. Supreme Court held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, tort-type liabilities remain a possibility and a source of concern.  Proliferation of successful climate change litigation could adversely impact demand for coal and ultimately have a material adverse effect on our business, financial condition and results of operations.

The stability and profitability of the ARLP Partnership’s operations could be adversely affected if its customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

In 2013, the ARLP Partnership sold approximately 93.5% of its sales tonnage under contracts having a term greater than one year, which the ARLP Partnership refers to as long-term contracts.  Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts.  From time to time industry conditions may make it more difficult for the ARLP Partnership to enter into long-term contracts with its electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time.  Accordingly, the ARLP Partnership may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of the ARLP Partnership’s revenue stream to the increased volatility of the spot market.

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

Several of the ARLP Partnership’s long-term contracts also contain provisions that allow the customer to suspend or terminate performance under the contract upon the occurrence or continuation of certain events that are beyond the customer’s reasonable control.  Such events may include labor disputes, mechanical malfunctions and changes in government regulations, including changes in environmental regulations rendering use of the ARLP Partnership’s coal inconsistent with the customer’s environmental compliance strategies.  Additionally, most of the ARLP Partnership’s long-term contracts contain provisions requiring it to deliver coal within stated ranges for specific coal characteristics.  Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments or termination of the contracts.  In the event of early termination of any of the ARLP Partnership’s long-term contracts, if it is unable to enter into new contracts on similar terms, its business, financial condition and results of operations could be adversely affected.

The ARLP Partnership depends on a few customers for a significant portion of its revenues, and the loss of one or more significant customers could affect its ability to maintain the sales volume and price of the coal it produces.

During 2013, the ARLP Partnership derived approximately 26.5% of its total revenues from two customers and at least 10.0% of its 2013 total revenues from each of the two.  If the ARLP Partnership were to lose either of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from the ARLP Partnership, it could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

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

Effective October 1, 2013, the ARLP Partnership renewed its annual property and casualty insurance program.  The aggregate maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90 or 120-day waiting period for underground business interruption depending on the mining complex and a $10.0 million overall aggregate deductible.  The ARLP Partnership may experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

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

EPA has begun reviewing permits required for the discharge of overburden from mining operations under Section 404 of the CWA.  Various initiatives by EPA regarding these permits have increased the time required to obtain and the costs of complying with such permits.  In addition, EPA previously exercised its “veto” power to withdraw or restrict the use of previously issued permits in connection with one of the largest surface mining operations in Central Appalachia, although that action was ultimately overturned by a federal court.  As a result of these developments, the ARLP Partnership may be unable to obtain or experience delays in securing, utilizing or renewing Section 404 permits required for its operations, which could have an adverse effect on its results of operation and financial position.  Please read “Item 1. Business—Regulations and Laws—Water Discharge.”

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

Various factors could adversely impact the debt and equity capital markets as well as the ARLP Partnership’s credit ratings or its ability to remain in compliance with the financial covenants under its current debt agreements, which in turn could have a material adverse effect on its financial condition, results of operations and cash flows.  If the ARLP Partnership is unable to finance its growth and future expansions as expected, it could be required to seek alternative financing, the terms of which may not be attractive to it, or to revise or cancel its plans.

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

The ARLP Partnership’s coal mining operations are affected by commodity prices.  The ARLP Partnership uses significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room-and-pillar method of mining.  Steel prices and the prices of scrap steel, natural gas and coking coal consumed in the production of iron and steel fluctuate significantly and may change unexpectedly.  There may be acts of nature or terrorist attacks or threats that could also impact the future costs of raw materials.  Future volatility in the price of steel, petroleum products or other raw materials will impact the ARLP Partnership’s operational expenses and could result in significant fluctuations in its profitability.

The ARLP Partnership’s indebtedness may limit its ability to borrow additional funds, make distributions to unitholders or capitalize on business opportunities.

The ARLP Partnership has long-term indebtedness, consisting of its outstanding senior unsecured notes, revolving credit facility and its term loan agreement.  At December 31, 2013, the ARLP Partnership’s total long-term indebtedness outstanding was $868.0 million.  The ARLP Partnership’s leverage may:

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

The ARLP Partnership has outstanding surety bonds with governmental agencies for reclamation, federal and state workers’ compensation and other obligations.  The ARLP Partnership may have difficulty maintaining its surety bonds for mine reclamation as well as workers’ compensation and black lung benefits.  In addition, those governmental agencies may increase the amount of bonding required.  The ARLP Partnership’s inability to acquire or failure to maintain these bonds, or a substantial increase in the bonding requirements, would have a material adverse effect on it.

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

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service (“IRS”) treats us as a corporation for U.S. federal income tax purposes, or we or ARLP become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on AHGP being treated as a partnership for U.S. federal income tax purposes.  The value of our investment in ARLP depends largely on ARLP being treated as a partnership for federal income tax purposes.

Despite the fact that we and ARLP are organized as limited partnerships under Delaware law, we and ARLP would be treated as corporations for U.S. federal income tax purposes unless we and ARLP satisfy a “qualifying income” requirement.  Based upon ARLP’s current operations, we believe we and ARLP satisfy the qualifying income requirement. However, neither we nor ARLP have requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us or ARLP. Failing to meet the qualifying income requirement or a change in current law could cause us or ARLP to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us or ARLP to taxation as an entity.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us or ARLP to meet the qualifying income requirement to be treated as partnerships for U.S. federal income tax purposes.

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

You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us.  You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability results from your share of our taxable income.

Tax gain or loss on the disposition of our units could be more or less than expected.

If you sell your units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those units.  Because distributions in excess of your allocable share of our net taxable income result in a decrease in your tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis therein, even if the price you receive is less than your original cost.  Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation and depletion recapture.  In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons owning our units face unique tax issues that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as individual retirement accounts (“IRAs”) and non-U.S. persons, raises issues unique to them.  For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Allocations and/or distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.  If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of our units as having the same tax benefits without regard to the units purchased.  The IRS may challenge this treatment, which could adversely affect the value of our units.

Because we cannot match transferors and transferees of units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations.  A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you.  It also could affect the timing of these tax benefits or the amount of gain from your sale of units and could have a negative impact on the value of our units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.  The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.  The use of this proration method may not be permitted under existing Treasury Regulations.  The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders.  Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted.  If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units.  If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there is no tax concept of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units.  In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.  For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.  Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination.  A termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination.  If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has implemented relief procedures whereby if a publicly traded partnership that has technically terminated, requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

You will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our units.

In addition to U.S. federal income taxes, you will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property.  You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  We may own property or conduct business in other states in the future.  It is your responsibility to file all U.S. federal, state and local tax returns.

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

At December 31, 2013, the ARLP Partnership had approximately 1.1 billion tons of coal reserves.  Approximately 288.6 million tons of those reserves, located in Hamilton County, Illinois, are leased to White Oak and are not reflected in the operations table below.  All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below) and adhere to the standards described in U.S. Geological Survey (“USGS”) Circular 831 and USGS Bulletin 1450-B.  For information on the locations of the ARLP Partnership’s mines, please read “Mining Operations” under “Item 1. Business.”

The following table sets forth reserve information at December 31, 2013, about the ARLP Partnership’s mining operations:

			Proven and Probable Reserves
		Heat Content (BTUs per	Pounds S02 per MMBTU				Reserve Assignment		Reserve Control
Operations	Mine Type	pound)	<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned	Owned	Leased
				(tons in millions)

Illinois Basin Operations
Dotiki (KY)	Underground	12,000	-	-	44.9	44.9	44.9	-	18.9	26.0
Warrior (KY)	Underground	12,400	-	-	120.1	120.1	81.7	38.4	28.6	91.5
Hopkins (KY)	Underground	12,100	-	-	26.4	26.4	11.2	15.2	6.1	20.3
	/ Surface	11,500	-	-	7.8	7.8	7.8	-	7.8	-
River View (KY)	Underground	11,500	-	-	154.0	154.0	154.0	-	15.0	139.0
Onton (KY)	Underground	11,750	-	-	38.2	38.2	38.2	-	-	38.2
Sebree (KY)	Underground	11,400	-	-	29.7	29.7	-	29.7	3.8	25.9
Pattiki (IL)	Underground	11,500	-	-	51.9	51.9	51.9	-	0.1	51.8
Gibson (North) (IN)	Underground	11,500	0.1	15.1	7.3	22.5	22.5	-	0.1	22.4
Gibson (South) (IN)	Underground	11,500	1.1	26.8	47.4	75.3	75.3	-	21.0	54.3
Region Total			1.2	41.9	527.7	570.8	487.5	83.3	101.4	469.4

Central Appalachian Operations
Pontiki (KY)	Underground	12,900	-	2.3	0.1	2.4	2.4	-	-	2.4
MC Mining (KY)	Underground	12,600	8.5	0.5	1.5	10.5	10.5	-	1.6	8.9
Region Total			8.5	2.8	1.6	12.9	12.9	-	1.6	11.3

Northern Appalachian Operations
Mettiki (MD)	Underground	13,200	-	2.0	4.9	6.9	6.9	-	-	6.9
Mountain View (WV)	Underground	13,200	-	16.8	8.4	25.2	19.3	5.9	7.9	17.3
Tunnel Ridge (PA/WV)	Underground	12,600	-	-	89.1	89.1	89.1	-	-	89.1
Penn Ridge (PA)	Underground	12,500	-	-	56.7	56.7	56.7	-	-	56.7
Region Total			-	18.8	159.1	177.9	172.0	5.9	7.9	170.0

Total			9.7	63.5	688.4	761.6	672.4	89.2	110.9	650.7

% of Total			1.3%	8.3%	90.4%	100.0%	88.3%	11.7%	14.6%	85.4%

The following table sets forth information related to reserves leased to White Oak at December 31, 2013:

			Proven and Probable Reserves
		Heat Content (BTUs per	Pounds S02 per MMBTU				Reserve Assignment		Reserve Control
Operation	Mine Type	pound)	<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned	Owned	Leased
				(tons in millions)
Illinois Basin Operations
White Oak (IL)	Underground	11,700	-	-	288.6	288.6	288.6	-	19.4	269.2

The ARLP Partnership’s reserve estimates are prepared from geological data assembled and analyzed by its staff of geologists and engineers.  This data is obtained through the ARLP Partnership’s extensive, ongoing exploration drilling and in-mine channel sampling programs.  The ARLP Partnership’s drill spacing criteria adhere to standards as defined by the USGS.  The maximum acceptable distance from seam data points varies with the geologic nature of the coal seam being studied, but generally the standard for (a) proven reserves is that points of observation are no greater than ½ mile apart and are projected to extend as a ¼ mile wide belt around each point of measurement and (b) probable reserves is that points of observation are between ½ and 1 ½ miles apart and are projected to extend as a ½ mile wide belt that lies ¼ mile from the points of measurement.

Reserve estimates will change from time to time to reflect mining activities, additional analysis, new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors.  Weir International Mining Consultants performed an audit of the ARLP Partnership’s reserves and calculation methods in August 2010.

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product.  All of the ARLP Partnership’s reserves are steam coal, except for reserves at Mettiki that can be delivered to the steam or metallurgical markets.  The 8.5 million tons of reserves listed at MC Mining as <1.2 pounds of SO2 per million British thermal units (“MMBTU”) are marketable as compliance coal under Phase II of CAA.

Assigned reserves are those reserves that have been designated for mining by a specific operation.  Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.  British thermal units (“BTU”) values are reported on an as shipped, fully washed basis. Shipments that are either fully or partially raw will have a lower BTU value.

The ARLP Partnership controls certain leases for coal deposits that are near, but not contiguous to, its primary reserve bases.  The tons controlled by these leases are classified as non-reserve coal deposits and are not included in the ARLP Partnership’s reported reserves.  These non-reserve coal deposits are as follows: Dotiki—6.6 million tons, Pattiki—17.8 million tons, Hopkins County Coal—1.8 million tons, River View—21.5 million tons, Onton—7.4 million tons, Gibson (North)—5.0 million tons, Gibson (South)—4.2 million tons, Warrior—9.3 million tons, Mountain View—2.3 million tons, Tunnel Ridge—3.7 million tons, Penn Ridge—3.4 million tons and Pontiki—11.3 million tons.  In addition, there are 63.7 million tons of coal located near the River View complex and 4.6 million tons of coal located near the Dotiki complex, for total non-reserve coal deposits of 162.6 million tons.

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

Tons produced from reserves leased to third parties are not included in the amounts of produced tons that are reported, as shown in the below table.

Mining Operations

The following table sets forth production and other data about the ARLP Partnership’s mining operations:

		Tons Produced			Transportation	Equipment

Operations	Location	2013	2012	2011
			(in millions)
Illinois Basin Operations
Dotiki	Kentucky	3.5	3.4	3.6	CSX, PAL, truck, barge	CM
Warrior	Kentucky	5.9	5.9	5.4	CSX, PAL, truck, barge	CM
Hopkins	Kentucky	3.1	3.1	3.3	CSX, PAL, truck, barge	CM
River View	Kentucky	9.3	8.6	7.6	Barge	CM
Onton	Kentucky	2.4	1.6	-	Barge, truck	CM
Pattiki	Illinois	2.6	2.4	2.2	CSX, EVWR, barge	CM
Gibson (North)	Indiana	3.9	3.4	3.4	CSX, NS, truck, barge	CM
Region Total		30.7	28.4	25.5

Central Appalachian Operations
Pontiki	Kentucky	0.7	0.6	1.0	NS, truck, barge	CM
MC Mining	Kentucky	1.3	1.3	1.5	CSX, truck, barge	CM
Region Total		2.0	1.9	2.5

Northern Appalachian Operations
Mettiki	Maryland	0.1	0.2	0.2	Truck, CSX	CM
Mountain View	West Virginia	2.3	2.3	2.3	Truck, CSX	LW, CM
Tunnel Ridge	West Virginia	3.7	2.0	0.3	Barge, WLE	LW, CM
Region Total		6.1	4.5	2.8
TOTAL		38.8	34.8	30.8

CSX	- CSX Railroad
NS	- Norfolk Southern Railroad
PAL	- Paducah & Louisville Railroad
CM	- Continuous Miner
LW	- Longwall
EVWR	- Evansville Western Railroad
WLE	- Wheeling & Lake Erie Railroad

ITEM 3.                LEGAL PROCEEDINGS

We are not engaged in any material litigation.  The ARLP Partnership is not engaged in any litigation that it believes is material to its operations, including without limitation, any litigation relating to its long-term coal supply contracts or under the various environmental protection statutes to which it is subject.  However, the ARLP Partnership is subject to various types of litigation in the ordinary course of its business, and we cannot assure you that disputes or litigation will not arise or that the ARLP Partnership will be able to resolve any such future disputes or litigation in a satisfactory manner.  The information under “General Litigation” and “Other” in “Item 8.  Financial Statements and Supplementary Data—Note 19. Commitments and Contingencies” is incorporated herein by this reference.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners’ interests are listed on the NASDAQ Global Select Market under the symbol “AHGP.”  The common units began trading on May 10, 2006.  On February 14, 2014, the closing market price for the common units was $60.89 per unit and there were 59,863,000 common units outstanding.  There were approximately 10,248 record holders of common units at December 31, 2013.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit

1st Quarter 2012	$54.64	$43.13	$0.6675 (paid May 18, 2012)
2nd Quarter 2012	$45.69	$36.98	$0.6975 (paid August 17, 2012)
3rd Quarter 2012	$52.67	$41.42	$0.72 (paid November 19, 2012)
4th Quarter 2012	$51.07	$43.52	$0.74 (paid February 19, 2013)
1st Quarter 2013	$52.67	$48.01	$0.7625 (paid May 20, 2013)
2nd Quarter 2013	$66.27	$50.11	$0.785 (paid August 19, 2013)
3rd Quarter 2013	$65.67	$58.09	$0.8075 (paid November 19, 2013)
4th Quarter 2013	$62.16	$51.70	$0.8275 (paid February 19, 2014)

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

ITEM 6.                SELECTED FINANCIAL DATA

Since we own MGP, our financial statements reflect the consolidated results of the ARLP Partnership.  The amount of earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us is reflected as a noncontrolling interest in our consolidated income statement and balance sheet.  Our consolidated financial statements do not differ materially from those of the ARLP Partnership.  The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as noncontrolling interests and (b) additional general and administrative costs and taxes attributable to us.  The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership and amounts paid to Alliance Coal under an Administrative Services Agreement in addition to amounts paid to AGP under our partnership agreement.

Our historical financial data below were derived from the AHGP Partnership’s audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

(in millions, except unit, per unit and per ton data)	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Income
Sales and operating revenues:
Coal sales	$2,137.4	$1,979.4	$1,786.1	$1,551.5	$1,163.9
Transportation revenues	32.6	22.0	31.9	33.6	45.7
Other sales and operating revenues	35.2	32.5	25.2	24.6	21.0
Total revenues	2,205.2	2,033.9	1,843.2	1,609.7	1,230.6
Expenses:
Operating expenses (excluding depreciation, depletion and amortization)	1,398.8	1,303.3	1,131.8	1,009.9	797.6
Transportation expenses	32.6	22.0	31.9	33.6	45.7
Outside coal purchases	2.0	38.6	54.3	17.1	7.5
General and administrative	65.3	62.8	55.0	54.2	42.9
Depreciation, depletion and amortization	264.9	218.1	160.3	146.9	117.5
Asset impairment charge	-	19.0	-	-	-
Total operating expenses	1,763.6	1,663.8	1,433.3	1,261.7	1,011.2
Income from operations	441.6	370.1	409.9	348.0	219.4
Interest expense (net of interest capitalized)	(27.0)	(28.7)	(22.0)	(30.1)	(30.8)
Interest income	1.0	0.2	0.4	0.2	1.1
Equity in loss of affiliates, net	(24.4)	(14.7)	(3.4)	-	-
Other income	1.8	3.2	1.0	0.9	1.2
Income before income taxes	393.0	330.1	385.9	319.0	190.9
Income tax expense (benefit)	1.4	(1.1)	(0.4)	1.7	0.7
Net income	391.6	331.2	386.3	317.3	190.2
Income attributable to noncontrolling interests	(157.7)	(135.1)	(172.2)	(143.0)	(76.0)
Net income attributable to Alliance Holdings GP, L.P. (“AHGP”)	$233.9	$196.1	$214.1	$174.3	$114.2
Basic and diluted net income of AHGP per limited partner unit	$3.91	$3.28	$3.58	$2.91	$1.91
Distributions paid per limited partner unit	$3.095	$2.7225	$2.275	$1.90	$1.685
Weighted average number of units outstanding-basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000	59,863,000
Balance Sheet Data:
Working capital	$113.7	$75.3	$271.7	$350.8	$56.9
Total assets	2,126.7	1,958.8	1,734.5	1,504.1	1,054.3
Long-term obligations (1)	848.4	791.6	688.5	704.2	422.5
Total liabilities	1,271.1	1,251.0	1,108.3	1,046.9	731.6
Partners’ capital	$855.6	$707.8	$626.2	$457.2	$322.7
Other Operating Data:
Tons sold	38.8	35.2	31.9	30.3	25.0
Tons produced	38.8	34.8	30.8	28.9	25.8
Coal sales per ton sold (2)	$55.04	$56.28	$55.95	$51.21	$46.60
Cost per ton sold (3)	$36.07	$38.15	$37.15	$33.90	$32.23
Other Financial Data:
Net cash provided by operating activities	$702.9	$546.2	$576.1	$517.0	$280.8
Net cash used in investing activities	(426.0)	(623.4)	(401.1)	(295.0)	(320.1)
Net cash provided by (used in) financing activities	(209.7)	(173.2)	(235.8)	96.1	(183.7)
EBITDA (4)	684.0	576.7	567.8	495.8	338.2
Maintenance capital expenditures (5)	222.4	282.6	192.7	90.5	96.1

(1)         Long-term obligations include long-term portions of debt and capital lease obligations.

(2)         Coal sales per ton sold are based on total coal sales divided by tons sold.

(3)         Cost per ton sold is based on the total of operating expenses and outside coal purchases divided by tons sold.

(4)         EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles (“GAAP”) and is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, net interest expense and depreciation, depletion and amortization.  EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following table presents a reconciliation of (a) GAAP “Cash Flows Provided by Operating Activities” to non-GAAP EBITDA and (b) non-GAAP EBITDA to GAAP “Net income” (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009

Cash flows provided by operating activities	$702,919	$546,224	$576,105	$517,025	$280,802
Non-cash compensation expense	(9,193)	(7,607)	(6,417)	(4,051)	(3,582)
Settlement of deferred directors compensation	-	459	-	-	-
Asset retirement obligations	(3,004)	(2,853)	(2,546)	(2,579)	(2,678)
Coal inventory adjustment to market	(2,811)	(2,978)	(386)	(498)	(3,030)
Equity in loss of affiliates, net	(24,441)	(14,650)	(3,404)	-	-
Net gain (loss) on foreign currency exchange	-	-	-	(274)	653
Net gain (loss) on sale of property, plant and equipment	(3,475)	(147)	634	(234)	(136)
Loss on retirement of vertical hoist conveyor system	-	-	-	(1,204)	-
Asset impairment charge	-	(19,031)	-	-	-
Valuation allowance of deferred tax assets	(3,483)	-	-	-	-
Other	6,251	3,815	(1,488)	(1,448)	(537)
Net effect of working capital changes	(6,258)	46,116	(15,820)	(42,555)	36,208
Interest expense, net	26,081	28,453	21,574	29,858	29,781
Income tax expense (benefit)	1,397	(1,082)	(430)	1,742	709
EBITDA	683,983	576,719	567,822	495,782	338,190
Depreciation, depletion and amortization	(264,911)	(218,122)	(160,335)	(146,881)	(117,524)
Interest expense, net	(26,081)	(28,453)	(21,574)	(29,858)	(29,781)
Income tax (expense) benefit	(1,397)	1,082	430	(1,742)	(709)
Net income	$391,594	$331,226	$386,343	$317,301	$190,176

(5)         The ARLP Partnership’s maintenance capital expenditures, as defined under the terms of its partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of its capital assets.

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

Executive Overview

The AHGP Partnership

We have no operating activities apart from those conducted by the ARLP Partnership, and our cash flows currently consist of distributions from ARLP on our ARLP partnership interests, including the IDRs that we own.  We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership’s financial results and the results of our other subsidiaries.  The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP are reflected as a noncontrolling interest in our consolidated income statement and balance sheet.  Accordingly, the noncontrolling partners’ interest in the ARLP Partnership’s net income is reflected as reduction of consolidated net income in our results of operations to arrive at net income attributable to AHGP.  In addition to the ARLP Partnership, our historical consolidated results of operations include the results of operations of MGP, our wholly owned subsidiary.

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

The ARLP Partnership

The ARLP Partnership is a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users.  In 2013, it produced and sold a record 38.8 million tons of coal. The coal it produced in 2013 was approximately 3.4% low-sulfur coal, 18.2% medium-sulfur coal and 78.4% high-sulfur coal.  The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content of 1% to 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

The ARLP Partnership operates ten underground mining complexes, including the Tunnel Ridge longwall mine in West Virginia, which began production in May 2012, and the Onton mine in west Kentucky acquired on April 2, 2012.  The ARLP Partnership is constructing an additional mine at the southern Indiana Gibson County Coal mining complex and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Also, the ARLP Partnership owns a preferred equity interest and is making additional equity investments in White Oak and is purchasing and funding development of coal reserves, and has constructed and is operating surface facilities at White Oak’s new mining complex in southern Illinois.  Please see “Item 1. Business—Mining Operations” for further discussion of the ARLP Partnership’s mines.  At December 31, 2013, the ARLP Partnership had approximately 1.1 billion tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  Approximately 288.6 million tons of those reserves are leased to White Oak.  For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions.”  The ARLP Partnership believes it controls adequate reserves to implement its currently contemplated mining plans.

In 2013, approximately 93.7% of the ARLP Partnership’s sales tonnage was purchased by electric utilities, with the balance sold to third-party resellers and industrial consumers.  In 2013, approximately 93.5% of the ARLP Partnership’s sales tonnage was sold under long-term contracts.  The ARLP Partnership’s long-term contracts contribute to its stability and profitability by providing greater predictability of sales volumes and sales prices.  In 2013, approximately 95.2% of the ARLP Partnership’s medium- and high-sulfur coal was sold to utility plants with installed pollution control devices.  These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.

As discussed in more detail in “Item 1A. Risk Factors,” the ARLP Partnership’s results of operations could be impacted by prices for items that are used in coal production such as steel, electricity and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments.  Additionally, the ARLP Partnership’s results of operations could be impacted by its ability to obtain and renew permits necessary for its operations, secure or acquire coal reserves, or find replacement buyers for coal under contracts with comparable terms to existing contracts.  Moreover, the regulatory environment has grown increasingly stringent in recent years.  As outlined in “Item 1. Business—Regulation and Laws,” a variety of measures taken by regulatory agencies in the U.S. and abroad in response to the perceived threat from climate change attributed to GHG emissions could substantially increase compliance costs for the ARLP Partnership and its customers and reduce demand for coal, which could materially and adversely impact the ARLP Partnership’s results of operations.  For additional information regarding some of the risks and uncertainties that affect the ARLP Partnership’s business and the industry in which it operates, see “Item 1A. Risk Factors.”

The ARLP Partnership’s principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes. Unlike many of the ARLP Partnership’s competitors in the eastern U.S., it employs a totally union-free workforce. Many of the benefits of the ARLP Partnership’s union-free workforce are related to higher productivity and are not necessarily reflected in direct costs.  In addition, transportation costs may be substantial and are often the determining factor in a coal consumer’s contracting decision.  The ARLP Partnership’s mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern U.S.  The River View and Tunnel Ridge mines and Mt. Vernon transloading facility are located on the Ohio River and the Onton mine is located on the Green River in western Kentucky.

We have five reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia, White Oak and Other and Corporate.  The first three reportable segments correspond to the three major coal producing regions in the eastern U.S.  Factors similarly affecting financial performance of our operating segments within each of these three reportable segments include coal quality, coal seam height, mining and transportation methods and regulatory issues.  The White Oak reportable segment is comprised of the ARLP Partnership’s activities associated with the White Oak longwall Mine No. 1 development project in southern Illinois more fully described below.

•                  Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal’s Dotiki mining complex, Gibson County Coal’s mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior’s mining complex, Sebree Mining’s mining complex, which includes the Onton mine, Steamport and certain Sebree Reserves, River View’s  mining complex, CR Services, and certain properties of Alliance Resource Properties, ARP Sebree and ARP Sebree South, LLC.  The development of the Gibson South mine is currently underway and the ARLP Partnership is in the process of permitting the Sebree Reserves and related property for future mine development.  For information regarding the permitting process and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals” and for information regarding the acquisition of the Onton mine which was added to the Illinois Basin segment in April 2012, please read “Item 8. Financial Statements and Supplementary Data—Note 3. Acquisition of Business” of this Annual Report on Form 10-K.

•                  Central Appalachian reportable segment is comprised of two operating segments, the MC Mining and Pontiki mining complexes.  The Pontiki mining complex ceased operations in November 2013.  Please read “Item 8. Financial Statements and Supplementary Data—Note 4. Asset Impairment Charge” of this Annual Report on

Form 10-K and discussions below regarding an asset impairment charge of $19.0 million related to the idling of the Pontiki mining complex in 2012, as well as the cessation of mining operations at Pontiki in 2013.

•                  Northern Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex and the Penn Ridge property.  The Mettiki mining complex includes Mettiki (WV)’s Mountain View mine, Mettiki (MD)’s preparation plant and a small third-party mining operation which has been idled since July 2013.  In June 2013, Alliance Resource Properties acquired reserves that extended the life of the Mettiki (WV) Mountain View mine.  For information regarding the reserves acquired, please read “Item 8. Financial Statements and Supplementary Data—Note 3. Acquisition of Business” of this Annual Report on Form 10-K.  In May 2012, longwall production began at the Tunnel Ridge mine.  The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.  For information regarding the permitting process and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals.”

•                  White Oak reportable segment is comprised of two operating segments, WOR Processing and WOR Properties.  WOR Processing includes both the surface operations the ARLP Partnership constructed and is operating at the White Oak mining complex and the equity investments the ARLP Partnership is making in White Oak.  WOR Properties has acquired and is acquiring additional reserves from White Oak, all of which are subject to a lease-back arrangement with White Oak.  WOR Properties has also provided, and is continuing to provide, certain funding to White Oak for development of these reserves.  The White Oak reportable segment also includes two loans to White Oak from the Intermediate Partnership, one for the acquisition of mining equipment (which was repaid and terminated in June 2012) and another to construct certain surface facilities. For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions” of this Annual Report on Form 10-K.

•                  Other and Corporate reportable segment includes ARLP Partnership and AHGP marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and Matrix Group and ASI’s ownership of aircraft, the Mt. Vernon dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in MAC, and certain activities of Alliance Resource Properties.  For more information on ASI, please read “Item 8. Financial Statements and Supplementary Data—Note 18. Related-Party Transactions” of this Annual Report on Form 10-K.

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

Analysis of Historical Results of Operations

2013 Compared with 2012

We reported record net income of $391.6 million for 2013 compared to $331.2 million for 2012. This increase of $60.4 million was principally due to record coal sales and production volumes.  The ARLP Partnership had record tons sold and tons produced of 38.8 million in 2013 compared to 35.2 million tons sold and 34.8 million tons produced in 2012.  Also negatively impacting 2012 was the temporary idling of the Pontiki mining complex and the related non-cash impairment charge of $19.0 million.  The increase in tons sold and produced resulted from increased production at the Tunnel Ridge mine, which began longwall production in May 2012, increased tons produced and sold from the River View and Gibson North mines and increased production from the Onton mine, which was acquired in April 2012.  Higher operating expenses during 2013 resulted primarily from the record coal sales and production volumes, which particularly impacted labor and related benefits expense, materials and supplies expense, maintenance costs and sales-related expenses.  These increases in operating expenses were offset partially by lower workers compensation expense and reduced outside coal purchases in 2013.

	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands)		(per ton sold)

Tons sold	38,835	35,170	N/A	N/A
Tons produced	38,782	34,800	N/A	N/A
Coal sales	$2,137,449	$1,979,437	$55.04	$56.28
Operating expenses and outside coal purchases	$1,400,793	$1,341,898	$36.07	$38.15

Coal sales.  Coal sales increased 8.0% to $2.1 billion in 2013 from $2.0 billion in 2012.  The increase of $158.0 million reflected the benefit of record tons sold (contributing $206.3 million in additional coal sales), partially offset by lower average coal sales prices (reducing coal sales by $48.3 million).  Average coal sales prices decreased $1.24 per ton sold in 2013 to $55.04 per ton compared to $56.28 per ton sold in 2012, primarily due to reduced coal sales into the metallurgical coal export market.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 4.4% to $1.4 billion in 2013 from $1.3 billion in 2012 primarily due to record coal sales and production volumes.  On a per ton basis, operating expenses and outside coal purchases decreased 5.5% to $36.07 per ton sold from $38.15 in 2012.  In addition to the impact of record volumes, operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                  Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 3.5% to $12.04 per ton in 2013 from $12.48 per ton in 2012. The decrease of $0.44 per ton was primarily attributable to lower labor cost per ton resulting from increased production at the Tunnel Ridge mine, which began longwall production in May 2012, improved coal recoveries from the River View and Gibson North mines, improved geological conditions at the Dotiki and Pattiki mines and lower labor cost per ton at the Onton mine despite a temporary halt of production during the third quarter of 2013 due to adverse geological conditions.  Costs per ton increased at the Mettiki mine, primarily due to higher medical-related employee benefits expense;

•                  Workers’ compensation and black lung expenses per ton produced decreased to $0.17 per ton in 2013 from $0.70 per ton in 2012.  The decrease of $0.53 per ton resulted primarily from an increase in the discount rate used to calculate the estimated present value of future obligations and favorable claim trends;

•                  Material and supplies expenses per ton produced decreased to $11.63 per ton in 2013 from $12.46 per ton in 2012.  The decrease of $0.83 per ton resulted from lower costs for certain products and services, primarily outside services (decrease of $0.24 per ton), contract labor used in the mining process (decrease of $0.16 per ton), certain ventilation-related materials and supplies (decrease of $0.12 per ton), power and fuel used in the mining process (decrease of $0.09 per ton) and roof support expenses per ton (decrease of $0.09 per ton) in addition to production increases at certain locations discussed above;

•                  Maintenance expenses per ton produced decreased 3.1% to $4.00 per ton in 2013 from $4.13 per ton in 2012.  The decrease of $0.13 per ton produced was primarily from the benefits of newer equipment and increased production at the Tunnel Ridge mine and improved coal recoveries at certain locations as discussed above;

•                  Contract mining expenses decreased $6.7 million in 2013 compared to 2012.  The decrease primarily reflects lower production from a third-party mining operation in the Northern Appalachian region due to reduced metallurgical coal export market opportunities;

•                  Production taxes and royalties (which were incurred as a percentage of coal sales or based on coal volumes) decreased $0.17 per produced ton sold in 2013 compared to 2012, primarily resulting from a lower average coal sales prices for Northern Appalachian due to reduced coal sales into the metallurgical coal export market; and

•                  Outside coal purchases decreased to $2.0 million in 2013 from $38.6 million in 2012. The decrease of $36.6 million was primarily attributable to decreased coal brokerage activity and less coal purchased to facilitate sales into the metallurgical coal export market.  The cost per ton to purchase coal is typically higher than the cost per ton to produce coal, thus significantly lower volumes of coal purchases, like in 2013, generally reduce the overall total expense per ton.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increase:

•                  Capitalized development related to the construction of the new Tunnel Ridge mine ceased in May 2012 with the start-up of longwall production.  Accordingly, the above discussed operating expense decreases in 2013 were offset partially by the capitalization of $19.0 million of mine development costs at Tunnel Ridge in 2012.  Please read “Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies” of this Annual Report on Form 10-K for discussion of capitalized mine development costs.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, throughput fees received from White Oak and other outside services.  Other sales and operating revenues increased to $35.1 million in 2013 from $32.5 million in 2012.  The increase of $2.6 million was primarily attributable to increased Matrix Design sales, Mt. Vernon transloading revenues and White Oak throughput fees, partially offset by the amounts received from a customer for the partial buy-out of a certain Northern Appalachian coal contract in 2012.

General and administrative.  General and administrative expenses for 2013 increased to $65.2 million compared to $62.7 million in 2012.  The increase of $2.5 million was primarily due to higher incentive compensation expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization increased to $264.9 million in 2013 compared to $218.1 million in 2012.  The increase of $46.8 million was primarily attributable to the start-up of longwall production at the Tunnel Ridge mine, which began in May 2012, the addition of the Onton mine in April 2012 and capital expenditures related to production and infrastructure improvements at various other operations.

Asset impairment charge.  In 2012, the ARLP Partnership recorded an asset impairment charge of $19.0 million associated with the long-lived assets at the Pontiki mining complex.  Please read “Item 8. Financial Statements and Supplementary Data—Note 4. Asset Impairment Charge” of this Annual Report on Form 10-K for discussion of the Pontiki mining complex.

Interest expense.  Interest expense, net of capitalized interest, decreased to $27.0 million in 2013 from $28.7 million in 2012.  The decrease of $1.7 million was principally attributable to reduced interest expense resulting from the August 2013 principal repayment of $18.0 million on the original senior notes issued in 1999, reduced interest expense resulting from lower rates and fees under the term loan and revolving credit facility entered into in May 2012, higher capitalized interest on the ARLP Partnership’s equity investment in White Oak in 2013 and $1.1 million of deferred debt issuance costs related to the early termination of the $300 million term loan in 2012.  These decreases were partially offset by increased borrowings under the revolving credit facilities in 2013.  The term loan and revolving credit facility are discussed in more detail below under “—Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes the ARLP Partnership’s share of the results of operations of its equity investments in White Oak and MAC.  Equity in loss of affiliates, net was $24.4 million in 2013 compared to $14.7 million in 2012, which was primarily attributable to losses allocated to the ARLP Partnership due to its equity investment in White Oak.  For more information regarding White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions” of this Annual Report on Form 10-K.

Transportation revenues and expenses.  Transportation revenues and expenses each increased to $32.6 million in 2013 from $22.0 million in 2012.  The increase of $10.6 million was attributable to an increase in average transportation rates in 2013 primarily related to new export sales from the Warrior mine, as well as increased tonnage in 2013 for which the ARLP Partnership arranged the transportation at certain other mines.  The cost of transportation services are passed through to the ARLP Partnership’s customers.  Consequently, it does not realize any gain or loss on transportation revenues.

Income tax (expense) benefit.  Income tax expense was $1.4 million in 2013 compared to income tax benefit of $1.1 million in 2012.  Income taxes are primarily due to the operations of Matrix Design.  The income tax expense in 2013 was due to a valuation allowance of ASI’s deferred tax assets, offset by an income tax benefit due to a net operating loss carry-forward related to Matrix Design from prior years, as well as research and development tax credits earned by Matrix Design.

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate.  The noncontrolling interest designated as affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.  The noncontrolling interest designated as non-affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $157.7 million and $135.2 million in 2013 and 2012, respectively.  The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above, partially offset by an increase in ARLP’s managing general partner’s priority distribution to us, which is deducted from ARLP’s net income in the allocation of net income attributable to noncontrolling interest.

Segment Information.  Our 2013 Segment Adjusted EBITDA increased 13.8% to $749.2 million from 2012 Segment Adjusted EBITDA of $658.5 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,
	2013	2012	Increase (Decrease)
Segment Adjusted EBITDA
Illinois Basin	$657,404	$593,054	$64,350	10.9%
Central Appalachia	43,973	25,712	18,261	71.0%
Northern Appalachia	72,594	47,933	24,661	51.4%
White Oak	(25,229)	(13,987)	(11,242)	(80.4)%
Other and Corporate	472	5,751	(5,279)	(91.8)%
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$749,214	$658,463	$90,751	13.8%

Tons sold
Illinois Basin	30,640	28,294	2,346	8.3%
Central Appalachia	2,059	1,951	108	5.5%
Northern Appalachia	6,113	4,670	1,443	30.9%
White Oak	-	-	-	-
Other and Corporate	23	255	(232)	(91.0)%
Elimination	-	-	-	-
Total tons sold	38,835	35,170	3,665	10.4%

Coal sales
Illinois Basin	$1,605,232	$1,485,640	$119,592	8.0%
Central Appalachia	168,572	156,836	11,736	7.5%
Northern Appalachia	361,621	315,801	45,820	14.5%
White Oak	-	-	-	-
Other and Corporate	2,024	21,160	(19,136)	(90.4)%
Elimination	-	-	-	-
Total coal sales	$2,137,449	$1,979,437	$158,012	8.0%

Other sales and operating revenues
Illinois Basin	$3,858	$2,183	$1,675	76.7%
Central Appalachia	724	23	701	(1)
Northern Appalachia	3,599	9,869	(6,270)	(63.5)%
White Oak	2,194	-	2,194	(1)
Other and Corporate	37,824	36,912	912	2.5%
Elimination	(13,091)	(16,528)	3,437	20.8%
Total other sales and operating revenues	$35,108	$32,459	$2,649	8.2%

Segment Adjusted EBITDA Expense
Illinois Basin	$951,686	$894,769	$56,917	6.4%
Central Appalachia	125,323	131,148	(5,825)	(4.4)%
Northern Appalachia	292,627	277,736	14,891	5.4%
White Oak	2,112	(1,347)	3,459	(1)
Other and Corporate	40,245	53,005	(12,760)	(24.1)%
Elimination	(13,091)	(16,528)	3,437	20.8%
Total Segment Adjusted EBITDA Expense (3)	$1,398,902	$1,338,783	$60,119	4.5%

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2013	2012

Segment Adjusted EBITDA	$749,214	$658,463

General and administrative	(65,231)	(62,713)
Depreciation, depletion and amortization	(264,911)	(218,122)
Asset impairment charge	-	(19,031)
Interest expense, net	(26,081)	(28,453)
Income tax (expense) benefit	(1,397)	1,082
Net income	$391,594	$331,226

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2013	2012

Segment Adjusted EBITDA Expense	$1,398,902	$1,338,783

Outside coal purchases	(2,030)	(38,607)
Other income	1,891	3,115
Operating expense (excluding depreciation, depletion and amortization)	$1,398,763	$1,303,291

Illinois Basin – Segment Adjusted EBITDA increased 10.9% to $657.4 million in 2013 from $593.1 million in 2012.  The increase of $64.3 million was primarily attributable to increased tons sold, which rose 8.3% to 30.6 million tons sold in 2013, partially offset by a lower average coal sales price of $52.39 per ton in 2013 compared to $52.51 per ton in 2012 due to lower contract pricing particularly at the Gibson North mine.  Coal sales increased 8.0% to $1.6 billion in 2013 compared to $1.5 billion in 2012.  The increase of $119.6 million primarily reflects the increased tons produced and sold from improved recoveries and geologic conditions at the River View, Gibson North and Pattiki mines discussed above, and the benefit of increased production at the Onton mine acquired in April 2012.  Segment Adjusted EBITDA Expense in 2013 increased 6.4% to $951.7 million from $894.8 million in 2012 due to the sales and production increases noted above.  Although Segment Adjusted EBITDA Expense increased in 2013, Segment Adjusted EBITDA Expense per ton decreased $0.56 per ton sold to $31.06 from $31.62 per ton sold, primarily as a result of increased coal production, as well as certain other cost decreases discussed above under “—Operating expenses and outside coal purchases”, partially offset by additional expenses and asset write-offs associated with the temporary halt in production from late July to mid-August 2013 at the Onton mine due to adverse geological conditions.

Central Appalachia – Segment Adjusted EBITDA increased 71.0% to $44.0 million for 2013 compared to $25.7 million for 2012.  The increase of $18.3 million was primarily attributable to higher tons sold, which rose 5.5% to 2.1 million tons sold and higher average coal sales prices of $81.86 per ton sold during 2013 compared to $80.38 per ton sold for 2012, resulting from a favorable mix of contract shipments.  Segment Adjusted EBITDA Expense decreased 4.4% to $125.3 million in 2013 from $131.1 million in 2012. Segment Adjusted EBITDA Expense per ton decreased 9.5% to $60.86 per ton in 2013 from $67.22 per ton in 2012, primarily as a result of increased repair costs related to temporarily idling the Pontiki mine during 2012 and reduced workers’ compensation expense in 2013.  For additional detail related to the Pontiki mining complex read below and “Item 8. Financial Statements and Supplementary Data—Note 4. Asset Impairment Charge.”

Northern Appalachia – Segment Adjusted EBITDA increased 51.4% to $72.6 million in 2013 compared to $47.9 million in 2012.  The increase of $24.7 million was primarily attributable to increased tons sold and produced from the Tunnel Ridge mine, which began production in May 2012, partially offset by a lower average sales price of $59.16 per ton sold in 2013 compared to $67.62 per ton sold in 2012 primarily due to decreased sales into the metallurgical coal export market.  The start-up of longwall production at Tunnel Ridge was also the primary reason for a 5.4% increase in Segment Adjusted EBITDA Expense in 2013 to $292.6 million compared to $277.7 million in 2012.  Although Segment Adjusted EBITDA Expense increased in 2013, Segment Adjusted EBITDA Expense per ton decreased by $11.60 per ton sold in 2013 to $47.87 from $59.47 in 2012, primarily due to the lower cost per ton from longwall production at Tunnel Ridge.  Segment Adjusted EBITDA Expense per ton in 2013 also benefited from lower costs at the Mettiki complex due to reduced contract mining and coal processing expenses, as well as lower outside coal purchases, all resulting primarily from reduced coal sales into the metallurgical coal export market, partially offset by higher medical-related benefit costs at Mettiki.

White Oak – Segment Adjusted EBITDA was $(25.2) million and $(14.0) million in 2013 and 2012, respectively, primarily attributable to losses allocated to the ARLP Partnership due to its equity interest in White Oak.  The ARLP Partnership’s investment in White Oak began in September 2011. For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions” of this Annual Report on Form 10-K.

Other and Corporate – Segment Adjusted EBITDA decreased $5.3 million in 2013 from 2012.  The decrease was primarily due to lower coal brokerage sales.  Segment Adjusted EBITDA Expense decreased 24.1% to $40.2 million for

2013, primarily as a result of lower outside coal purchases related to reduced coal brokerage activity, offset in part by increased component expenses related to Matrix Group safety equipment sales.

2012 Compared with 2011

We reported net income of $331.2 million in 2012 compared to $386.3 million in 2011. This decrease of $55.1 million was principally due to higher operating expenses and depreciation, depletion and amortization, reduced coal sales volumes from the Mettiki mine into the metallurgical export markets, an asset impairment charge related to the Pontiki mining complex, and the increase in the pass through of losses, as anticipated, related to investments in the White Oak Mine No. 1 development project.  These decreases to net income were offset partially by record revenues driven by record tons sold, resulting primarily from the start-up of longwall production from the Tunnel Ridge mine, increased production from the River View mine, and production from the recently acquired Onton mine, as well as improved pricing from the ARLP Partnership’s Illinois Basin coal contracts.  Higher operating expenses resulted from increased sales and production volumes, which particularly impacted materials and supplies expenses, labor-related expenses, maintenance costs and sales-related expenses.  Also, higher operating expenses per ton reflect significantly lower coal recoveries from the Dotiki run-of-mine production as the mine completed its transition into a new coal seam during 2012 and the impact of regulatory actions on production and margins at the Central Appalachian mines and particularly the Pontiki mine.  Anticipated increases in depreciation, depletion and amortization were attributable to the start-up of longwall production at the Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to infrastructure improvements at various other operations.

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

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 13.1% to $1.3 billion in 2012 from $1.2 billion in 2011 primarily due to record coal sales and production volumes.  On a per ton basis, operating expenses and outside coal purchases increased 2.7% to $38.15 per ton sold from $37.15 in 2011.  In addition to the impact of record volumes, increased operating expenses reflect various other factors, the most significant of which are discussed below:

•                  Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 3.4% to $12.48 per ton in 2012 from $12.07 per ton in 2011. The increase of $0.41 per ton reflects wage increases and higher benefit expenses, particularly increased health care and retirement expenses, the impact of increased headcount at Tunnel Ridge as the ARLP Partnership continued to hire and train additional employees prior to the start-up of longwall operations and, as discussed above, the production impacts resulting from Dotiki’s lower coal recoveries and regulatory actions at the Central Appalachian mines, offset partially by higher  production at the Tunnel Ridge mine, subsequent to the start-up of longwall production, and the River View and Warrior mines;

•                  Material and supplies expenses per ton produced increased to $12.46 per ton in 2012 from $12.26 per ton in 2011.  The increase of $0.20 per ton resulted from higher costs for certain products and services, primarily contract labor used in the mining process (increase of $0.43 per ton), partially offset by lower roof support expenses per ton (decrease of $0.20 per ton) and certain safety-related materials and supplies expenses per ton (decrease of $0.10 per ton);

•                  Production taxes and royalties (which were incurred as a percentage of coal sales or based on coal volumes) increased $0.24 per produced ton sold in 2012 compared to 2011, primarily resulting from an increased mix of sales and production from certain mines as discussed above, in states with higher severance tax rates; and

•                  Capitalization of mine development expenses related to the construction of the Tunnel Ridge mine declined $23.6 million in 2012 compared to 2011.  Capitalized development ceased in May 2012 with the startup of longwall production.  Please read “Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies” of this Annual Report on Form 10-K for discussion of capitalized mine development costs.

Operating expenses and outside coal purchases per ton increases discussed above were offset by the following per ton decreases:

•                  Workers’ compensation and black lung expenses per ton produced decreased to $0.70 per ton in 2012 from $0.79 per ton in 2011.  The decrease of $0.09 per ton resulted primarily from favorable reserve adjustments for claims incurred in prior years;

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

Asset impairment charge.  In 2012, the ARLP Partnership recorded an asset impairment charge of $19.0 million associated with the long-lived assets at the Pontiki mining complex.  Due to regulatory actions requiring certain surface facility repairs, the Pontiki mining complex was idled from August 29, 2012 to November 25, 2012.  The asset impairment charge is primarily the result of the mine being idled, increased regulatory costs and uncertainty regarding the mine’s future operations and market opportunities as discussed in more detail below and in “Item 8. Financial Statements and Supplementary Data—Note 4. Asset Impairment Charge.”

Interest expense.  Interest expense, net of capitalized interest, increased to $28.7 million in 2012 from $22.0 million in 2011.  The increase of $6.7 million was principally attributable to lower capitalized interest in 2012 compared to 2011 due to a nonrecurring adjustment to capitalized interest in 2011, and increased borrowings under the revolving credit facility during 2012, as well as a $1.1 million write-off of deferred debt issuance costs in 2012 related to the early termination of a term loan.  These increases were partially offset by reduced interest expense resulting from the August 2012 principal repayment of $18.0 million on the original senior notes issued in 1999 and lower rates and fees under the new term loan and revolving credit facility.  The term loan and revolving credit facility entered into during 2012 are discussed in more detail below under “Debt Obligations.”  For more information on the nonrecurring adjustment to capitalized interest, please read “Item 8. Financial Statements and Supplementary Data—Note 22. Selected Quarterly Financial Data (Unaudited).”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes the ARLP Partnership’s share of the results of operations of its equity investments in White Oak and MAC.  As anticipated, equity in loss of affiliates was $14.7 million in 2012 compared to $3.4 million in 2011, which was primarily attributable to losses allocated to the ARLP Partnership due to its equity investment in White Oak which began in September 2011.  For more information regarding White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions” of this Annual Report on Form 10-K.

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

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate.  The noncontrolling interest designated as affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.  The noncontrolling interest designated as non-affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $135.2 million and $172.2 million in 2012 and 2011, respectively.  The decrease in net income attributable to noncontrolling interest is due to a decrease in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above as well as an increase in ARLP’s managing general partner’s priority distribution to us, which is deducted from ARLP’s net income in the allocation of net income attributable to noncontrolling interest.

Segment Information.  Our 2012 Segment Adjusted EBITDA increased 5.7% to $658.5 million from 2011 Segment Adjusted EBITDA of $622.8 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,
	2012	2011	Increase (Decrease)
Segment Adjusted EBITDA
Illinois Basin	$593,054	$505,113	$87,941	17.	4%
Central Appalachia	25,712	53,729	(28,017)	(52.	1)%
Northern Appalachia	47,933	62,395	(14,462)	(23.	2)%
White Oak	(13,987)	(4,407)	(9,580)	(1)
Other and Corporate	5,751	5,983	(232)	(3.	9)%
Elimination	-	-	-		-
Total Segment Adjusted EBITDA (2)	$658,463	$622,813	$35,650	5.	7%

Tons sold
Illinois Basin	28,294	25,561	2,733	10.	7%
Central Appalachia	1,951	2,548	(597)	(23.	4)%
Northern Appalachia	4,670	3,277	1,393	42.	5%
White Oak	-	-	-	-
Other and Corporate	255	539	(284)	(52.	7)%
Elimination	-	-	-	-
Total tons sold	35,170	31,925	3,245	10.	2%

Coal sales
Illinois Basin	$1,485,640	$1,289,590	$196,050	15.	2%
Central Appalachia	156,836	204,673	(47,837)	(23.	4)%
Northern Appalachia	315,801	262,286	53,515	20.	4%
White Oak	-	-	-	-
Other and Corporate	21,160	29,540	(8,380)	(28.	4)%
Elimination	-	-	-	-
Total coal sales	$1,979,437	$1,786,089	$193,348	10.	8%

Other sales and operating revenues
Illinois Basin	$2,183	$1,638	$545	33.	3%
Central Appalachia	23	157	(134)	(85.	4)%
Northern Appalachia	9,869	3,427	6,442	(1)
White Oak	-	-	-	-
Other and Corporate	36,912	35,121	1,791	5.	1%
Elimination	(16,528)	(15,168)	(1,360)	9.	0%
Total other sales and operating revenues	$32,459	$25,175	$7,284	28.	9%

Segment Adjusted EBITDA Expense
Illinois Basin	$894,769	$786,116	$108,653	13.	8%
Central Appalachia	131,148	151,101	(19,953)	(13.	2)%
Northern Appalachia	277,736	203,317	74,419	36.	6%
White Oak	(1,347)	155	(1,502)	(1)
Other and Corporate	53,005	59,526	(6,521)	(11.	0)%
Elimination	(16,528)	(15,168)	(1,360)	9.	0%
Total Segment Adjusted EBITDA Expense (3)	$1,338,783	$1,185,047	$153,736	13.	0%

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2012	2011

Segment Adjusted EBITDA	$658,463	$622,813

General and administrative	(62,713)	(54,991)
Depreciation, depletion and amortization	(218,122)	(160,335)
Asset impairment charge	(19,031)	-
Interest expense, net	(28,453)	(21,574)
Income tax benefit	1,082	430

Net income	$331,226	$386,343

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

Central Appalachia – For 2012, Central Appalachia tons sold decreased 23.4% to 2.0 million tons sold.  The decrease in tons sold was primarily due to regulatory actions which idled the Pontiki mining complex from August 29, 2012 to November 25, 2012, in addition to an MSHA required mining unit reduction at both Central Appalachian mines in recent quarters.  This decrease in tons sold resulted in lower Segment Adjusted EBITDA, which decreased 52.1% to $25.7 million in 2012 compared to $53.7 million in 2011, and total Segment Adjusted EBITDA Expense for 2012, which decreased 13.2% to $131.1 million from $151.1 million in 2011.  Although Segment Adjusted EBITDA Expense decreased in 2012, Segment Adjusted EBITDA Expense per ton increased 13.3% to $67.22 per ton in 2012 from $59.31 per ton in 2011 primarily as a result of production issues discussed above and related lower coal sales volumes, as well as other cost increases described above in the discussion of consolidated operating expenses.  For additional detail related to the Pontiki mining complex read below and “Item 8. Financial Statements and Supplementary Data—Note 5. Asset Impairment Charge.”

Northern Appalachia – Segment Adjusted EBITDA decreased 23.2% to $47.9 million in 2012, compared to $62.4 million in 2011.  The decrease of $14.5 million was primarily attributable to decreased coal volumes sold into the metallurgical export markets resulting in a lower average sales price of $67.62 per ton sold in 2012 compared to $80.05 per ton sold in 2011.  This decrease in coal sales price per ton was partially offset by increased tons sold, which increased 42.5% to 4.7 million tons in 2012 due to the start-up of longwall production at the Tunnel Ridge mine, which began in May 2012.  The start-up of longwall production at Tunnel Ridge was also the primary reason for a 36.6% increase in Segment Adjusted EBITDA Expense in 2012 to $277.7 million compared to $203.3 million in 2011.  Although Segment Adjusted EBITDA Expense increased in 2012, Segment Adjusted EBITDA Expense per ton decreased by $2.58 per ton sold to $59.47 from $62.05 in 2011, primarily due to the lower cost per ton from longwall production at Tunnel Ridge and lower costs at the Mettiki complex due to reduced coal processing expenses and coal purchases.

White Oak – Segment Adjusted EBITDA was $(14.0) million in 2012 primarily due to losses allocated to the ARLP Partnership due to the its equity investment in White Oak compared to $(4.4) million in 2011.  The ARLP Partnership’s investment in White Oak began in September 2011.

Other and Corporate – Coal sales decreased $8.4 million to $21.2 million in 2012 due to lower coal brokerage sales.  Segment Adjusted EBITDA Expense decreased 11.0% to $53.0 million for 2012, primarily due to lower outside coal purchases, offset in part by increased component expenses related to Matrix Group safety equipment sales.

Pontiki Mine Asset Impairment Charge

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

As a result of the above events, uncertainty regarding the future operations of the mine and the required additional repair costs, and the ARLP Partnership’s assessment of related risks, it concluded that indicators of impairment were present and the carrying value of the asset group representing the Pontiki mining complex (“Pontiki Assets”) was not fully recoverable.  The ARLP Partnership estimated the fair value of the Pontiki Assets and determined it was exceeded by the carrying value and accordingly, recorded an asset impairment charge of $19.0 million in the Central Appalachian segment during the quarter ended September 30, 2012 to reduce the carrying value of the Pontiki Assets to their estimated fair value of $16.1 million.  The fair value of the Pontiki Assets was determined using the market and cost valuation techniques.  The fair value analysis was based on the marketability of coal properties in the current market environment, discounted projected future cash flows, and estimated fair value of assets that could be sold or used at other operations.  The asset impairment established a new cost basis on which depreciation, depletion and amortization was calculated for the Pontiki Assets.

As noted above, although the Pontiki mining complex resumed operations, significant uncertainty remained regarding market demand and pricing for coal from Pontiki beyond 2013.  On September 27, 2013, the ARLP Partnership issued Worker Adjustment and Retraining Notification Act notices to all employees at Pontiki’s mining complex.  The ARLP Partnership ceased operations at the Pontiki mining complex in late November 2013 after fulfilling commitments under existing sales contracts.  A large number of Pontiki’s employees and equipment were migrated to the MC Mining operation.  No additional impairment was required related to the closure of the mine.

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

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures, equity investments and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under credit facilities.  The ARLP Partnership believes that existing cash balances, future cash flows from operations, borrowings under credit facilities, and cash provided from the issuance of debt or equity will be sufficient to meet its working capital requirements, capital expenditures and equity investments, debt payments, commitments and distribution payments.  The ARLP Partnership’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond its control. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows and sources of financing that it expects to have available, it does not anticipate any significant liquidity constraints in the foreseeable future.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please see “Item 1A. Risk Factors.”

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction.  At

December 31, 2013, the ARLP Partnership had funded $286.2 million related to these transactions and it expects to fund a total of approximately $300.5 million to $425.5 million from the Transaction Date through the next year, which includes the funding made to White Oak through December 31, 2013 discussed above.  On the Transaction Date, the ARLP Partnership also entered into a coal handling and services agreement, pursuant to which it constructed and is operating a preparation plant and other surface facilities.  The ARLP Partnership plans to utilize existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity to fund its commitments to the White Oak project.  For more information on the White Oak transactions, please read “Part II. Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions” of this Annual Report on Form 10-K.

Cash Flows

Cash provided by operating activities was $702.9 million in 2013 compared to $546.2 million in 2012.  The increase in cash provided by operating activities was primarily due to higher net income and decreases in trade receivables, coal inventory and certain prepaid expenses during 2013 as compared to increases during 2012, offset partially by a decrease in accounts payable during 2013 compared to 2012.

Net cash used in investing activities was $426.0 million in 2013 compared to $623.4 million in 2012.  The decrease in cash used for investing activities was primarily attributable to a decrease in capital expenditures due to the completion of Tunnel Ridge mine development in May 2012, lower capital expenditures for mine infrastructure and equipment at various mines, particularly the MC Mining and Dotiki mines, and the acquisition of the Onton mine in April 2012.  For information regarding the acquisition of the Onton mine, please read “Item 8. Financial Statements and Supplementary Data—Note 3. Acquisition of Business” of this Annual Report on Form 10-K.

Net cash used in financing activities was $209.7 million in 2013 compared to $173.2 million in 2012.  The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in 2013 and reduced net borrowings under the revolving credit facilities during 2013.

The ARLP Partnership has various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated future asset retirement obligations costs, workers’ compensation and pneumoconiosis, capital projects and pension funding. The ARLP Partnership expects to fund these commitments with existing cash balances, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity.  The following table provides details regarding the ARLP Partnership’s contractual cash obligations as of December 31, 2013 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$868,000	$36,750	$386,250	$445,000	$-
Future interest obligations(1)	91,805	33,129	41,906	16,770	-
Operating leases	7,850	2,137	3,104	2,609	-
Capital leases(2)	23,838	2,178	4,242	2,965	14,453
Purchase obligations for capital projects	66,200	66,200	-	-	-
Reclamation obligations(3)	159,398	2,091	10,702	1,483	145,122
Workers’ compensation and pneumoconiosis benefit(3)	294,211	13,458	20,852	17,538	242,363
	$1,511,302	$155,943	$467,056	$486,365	$401,938

(1)         Interest on variable-rate, long-term debt was calculated using rates elected by the ARLP Partnership at December 31, 2013 for the remaining term of outstanding borrowings.

(2)         Includes amounts classified as interest and maintenance cost.

(3)         Future commitments for reclamation obligations, workers’ compensation and pneumoconiosis are shown at undiscounted amounts.  These obligations are primarily statutory, not contractual.

The ARLP Partnership expects to contribute $3.6 million to the defined benefit pension plan (“Pension Plan”) during 2014.

In addition to the above described capital expenditures related to the ARLP Partnership’s operating activities, it currently anticipates funding to White Oak during 2014 and 2015 approximately $99.2 million and $28.2 million, respectively, for reserve acquisitions, reserve development and additional equity investment related to its participation in the White Oak Mine No. 1 development project.

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

The ARLP Partnership uses a combination of surety bonds and letters of credit to secure its financial obligations for reclamation, workers’ compensation and other obligations as follows as of December 31, 2013 (in millions):

	Reclamation Obligation	Workers’ Compensation Obligation	Other	Total
Surety bonds	$88.7	$44.8	$8.0	$141.5
Letters of credit	-	41.5	13.4	54.9

The ARLP Partnership’s continuing involvement in its unconsolidated affiliate, White Oak, will primarily consist of its support of the longwall mine currently under development in southern Illinois.  The ARLP Partnership has committed to fund reserve acquisitions, reserve development, the construction of surface facilities, surface facility financing and the purchase of additional equity in White Oak.  In addition, the ARLP Partnership incurred allocated losses related to its equity investment in White Oak of $25.3 million for the year ended December 31, 2013 and expects to incur further allocated losses on its equity investment in White Oak over the next twelve months as White Oak continues in the development stages of its operations.  For more information on the White Oak transactions, please read “Part II. Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions” of this Annual Report on Form 10-K.

Capital Expenditures

Capital expenditures decreased to $329.2 million in 2013 compared to $424.6 million in 2012.  See our discussion of “Cash Flows” above concerning this decrease in capital expenditures.

The ARLP Partnership currently projects average estimated annual maintenance capital expenditures over the next five years of approximately $5.90 per ton produced.  The ARLP Partnership’s anticipated total capital expenditures, including maintenance capital expenditures, for 2014 are estimated in a range of $320.0 to $350.0 million.  Management anticipates funding 2014 capital requirements with the ARLP Partnership’s December 31, 2013 cash and cash equivalents of $93.7 million, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity, as discussed below.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability and cost of additional capital to the ARLP Partnership will depend upon prevailing market conditions, the market price of ARLP’s common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Insurance

Effective October 1, 2013, the ARLP Partnership renewed its annual property and casualty insurance program.  The aggregate maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90 or 120-day waiting period for underground business interruption depending on the mining complex and a $10.0 million overall aggregate deductible.  The ARLP Partnership may experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

Debt Obligations

ARLP Notes Offering and Credit Facility

ARLP Credit Facility.  On May 23, 2012, the Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “ARLP Revolving Credit Facility”) of $700 million and a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $250 million (collectively, the ARLP Revolving Credit Facility and ARLP Term Loan are referred to as the “ARLP Credit Facility”).  The ARLP Credit Facility replaced the $142.5 million revolving credit facility that was scheduled to mature September 25, 2012 and the $300 million term loan agreement dated December 29, 2010 that was prepaid and terminated early on May 23, 2012.  The aggregate unpaid principal amount of $300 million and all unpaid interest was repaid using the proceeds of the ARLP Term Loan and borrowings under the ARLP Revolving Credit Facility.  The Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan.  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at the ARLP Partnership’s election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The ARLP Partnership has elected the Eurodollar Rate which, with applicable margin, was 1.82% on borrowings outstanding as of December 31, 2013.  The ARLP Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid.  Interest is payable quarterly, with principal of the ARLP Term Loan due as follows:  commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the ARLP Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the ARLP Term Loan advances outstanding; and the remaining balance of the ARLP Term Loan advances at maturity.  The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change of control” (as defined in the Credit Agreement), the unpaid principal amount of the ARLP Credit Facility, all interest thereon and all other amounts payable under the ARLP Credit Agreement will become due and payable.

At December 31, 2013, the ARLP Partnership had borrowings of $250.0 million and $24.2 million of letters of credit outstanding with $425.8 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

The ARLP Partnership incurred debt issuance costs of approximately $4.3 million in 2012 associated with the Credit Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Credit Agreement.  The ARLP Partnership also expensed $1.1 million in 2012 of previously deferred debt issuance cost associated with its previous $300 million term loan.

ARLP Senior Notes. The Intermediate Partnership has $18.0 million principal amount of 8.31% senior notes due August 20, 2014, with interest payable semi-annually (“ARLP Senior Notes”).

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

The ARLP Senior Notes, 2008 Senior Notes, and the ARLP Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.24 to 1.0 and 19.8 to 1.0, respectively, for the trailing twelve months ended December 31, 2013.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2013.

Other.  In addition to the letters of credit available under the ARLP Revolving Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits.  At December 31, 2013, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  We discuss these estimates and judgments with the audit committee of AGP’s Board of Directors (“Audit Committee”) periodically.  Actual results may differ from these estimates.  We have provided a description of all significant accounting policies in the notes to our consolidated financial statements.  The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Non-coal sales revenues primarily consist of transloading fees, mine safety services and products, throughput fees earned from White Oak and other handling and service fees.  These non-coal sales revenues are recognized when the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

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

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  The ARLP Partnership generally provides for these claims through self-insurance programs.  Workers’ compensation laws also compensate survivors of workers who suffer employment related deaths.  The liability for traumatic injury claims is the ARLP Partnership’s estimate of the present value of current workers’ compensation benefits, based on its actuary estimates.  The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  The ARLP Partnership had accrued liabilities of $62.9 million and $77.0 million for these costs at December 31, 2013 and 2012, respectively.  A one-percentage-point reduction in the discount rate would have increased the liability and operating expense by approximately $5.1 million at December 31, 2013.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker’s pneumoconiosis, or black lung.  The ARLP Partnership provides for these claims through self-insurance programs. The black lung benefits liability is calculated using the service cost method based on the actuarial present value of the estimated black lung obligation.  The ARLP Partnership’s actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  The ARLP Partnership had accrued liabilities of $49.6 million and $61.0 million for these benefits at December 31, 2013 and 2012, respectively.  A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2013 by approximately $1.5 million.  Under the service cost method used to estimate the black lung benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

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

Defined Benefit Plan

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a Pension Plan that it sponsors. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  The calculation of the net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with the Pension Plan requires the use of a number of assumptions.  Changes in these assumptions can result in materially different pension expense and pension liability amounts.  In addition, actual experiences can differ materially from the assumptions.  Significant assumptions used in calculating pension expense and pension liability are as follows:

•                  The ARLP Partnership’s expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long-term historical rates of return for each asset class.  The ARLP Partnership’s expected long-term rate of return used to determine its pension liability was 8.00% at December 31, 2013 and 2012.  The ARLP Partnership’s expected long-term rate of return used to determine its pension expense was 8.00% and 7.90% for the years ended December 31, 2013 and 2012, respectively.  The expected long-term rate of return used to determine the ARLP Partnership’s pension liability is based on an asset allocation assumption of 70.0% invested in domestic equity securities with an expected long-term rate of return of 9.2%, 10.0% invested in international equities with an expected long-term rate of return of 6.4% and 20.0% invested in fixed income securities with an expected long-term rate of return of 5.4%.  The ARLP Partnership’s expected long-term rate of return is based on a 20-year-average annual total return for each investment group.  Additionally, the ARLP Partnership bases its determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.  The actual return on plan assets was 22.7% and 14.8% for the years ended December 31, 2013 and 2012, respectively.  Lowering the expected long-term rate of return assumption by 1.0% (from 8.00% to 7.00%) at December 31, 2012 would have increased the ARLP Partnership’s pension expense for the year ended December 31, 2013 by approximately $0.5 million; and

•                  The ARLP Partnership’s weighted average discount rate used to determine its pension liability was 4.89% and 3.99% at December 31, 2013 and 2012, respectively.  The weighted average discount rate used to determine pension expense was 3.99% and 4.49% at December 31, 2013 and 2012, respectively.  The discount rate that the ARLP Partnership utilizes for determining its future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency.  The ARLP Partnership has historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate.  Lowering the discount rate assumption by 0.5% (from 3.99% to 3.49%) at December 31, 2012 would have increased pension expense for the year ended December 31, 2013 by approximately $0.1 million.

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

The above factors are not all inclusive, and management of the ARLP Partnership must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired.  If there is an indication that carrying amount of an asset may not be recovered, the asset is monitored by management where changes to significant assumptions are reviewed.  Individual assets are grouped for impairment review purposes based on the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a by-mine basis.  The amount of impairment is measured by the difference between the carrying value and the fair value of the asset.  The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations.  The ARLP Partnership recorded an asset impairment charge of $19.0 million in 2012 (see “Item 8. Financial Statements and Supplementary Data—Note 4. Asset Impairment Charge” of this Annual Report on Form 10-K).  No impairment charges were recorded in 2013 and 2011.

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves.  Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.  The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete.  The ARLP Partnership’s estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of factors, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and completion of certain mine requirements, such as ventilation.  Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.  At December 31, 2013 and 2012 capitalized mine development costs were $33.1 million and $32.6 million, respectively, representing the carrying value of development costs attributable to properties where the ARLP Partnership has not reached the production stage of mining operations or leasing to third parties, and therefore, the mine development costs are not currently being amortized.  The ARLP Partnership believes that the carrying value of these development costs will be recovered.

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan.  A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $82.9 million and $84.8 million for these costs are recorded at December 31, 2013 and 2012, respectively.  The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives.

Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets.

On at least an annual basis, the ARLP Partnership reviews its entire asset retirement obligation liability and makes necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience.  Adjustments to the liability resulted in a decrease of $2.7 million and an increase of $12.5 million for the years ended December 31, 2013 and 2012, respectively. The adjustments to the liability for the year ended December 31, 2013 were primarily attributable to extension of mine life estimate at the Mettiki operation as a result of the acquisition of additional reserves, offset by increased refuse site reclamation disturbances primarily at the Tunnel Ridge, Warrior and Pattiki operations and new disturbances associated with the construction of the Gibson South mine, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuations in other projected mine life estimates.

While the precise amount of these future costs cannot be determined with certainty, the ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.  Discounting resulted in reducing the accrual for asset retirement obligations by $76.5 million and $70.7 million at December 31, 2013 and 2012.  The ARLP Partnership estimates that the aggregate undiscounted cost of final mine closure is approximately $159.4 million at December 31, 2013.  If the ARLP Partnership’s assumptions differ from actual experiences, or if changes in the regulatory environment occur, its actual cash expenditures and costs that it incurs could be materially different than currently estimated.

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

Resale Shelf

In March 2011, we filed with the SEC a shelf registration statement allowing our unitholders to sell from time to time an indeterminate amount of their common units representing limited partner interests.  At February 28, 2014, 2.75 million common units had been sold pursuant to this registration statement.  For additional information, please see “—Secondary Public Offering” below.

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

Registration Rights

In connection with the IPO, we agreed to register for sale under the Securities Act and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates.  These registration rights required us to file one registration statement for each of these groups.  We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions.  We satisfied our requirement by registering 47,363,000 outstanding common units on Form S-3 filed with the SEC on June 1, 2007, declared effective on June 27, 2007, of which 1,449,516 have been sold as of February 5, 2014.  A prospectus supplement was filed with the SEC on December 18, 2007.  These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business.  The amounts billed by AGP to us include $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, for costs principally related to the AGP Amended and Restated Directors Annual Retainer and Deferred Compensation Plan (“AGP Deferred Compensation Plan”).

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP.  The Administrative Services Agreement superseded the administrative services agreement signed in connection with our initial public offering in 2006.  Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates.  The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement.  On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, from ARH II.  This administrative service revenue is included in other sales and operating revenues in our consolidated statements of income.

The ARLP Partnership’s Related-Party Transactions

The MGP Board of Directors and MGP Conflicts Committee review the ARLP Partnership’s related-party transactions to determine that such transactions reflect market-clearing terms and conditions.  As a result of these reviews, the MGP Board of Directors and MGP Conflicts Committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

Affiliate Contributions

During December 2013, 2012 and 2011, an affiliated entity controlled by Mr. Craft contributed $2.2 million, $2.0 million and $5.0 million, respectively, to us for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses.  Upon our receipt of each contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal.  The ARLP Partnership made special allocations to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

White Oak Transactions

On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction.  The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and lease-back of certain reserves and surface rights, a coal handling and services agreement and a loan for surface facilities.  For more information about the White Oak Transactions, please read “Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions” of this Annual Report on Form 10-K.

White Oak also has agreements with the ARLP Partnership’s subsidiaries for the purchase of various services and products.  For the years ended December 31, 2013 and 2012, the ARLP Partnership earned $2.4 million and $1.0 million, respectively, for services and products provided to White Oak, which are included in “Other sales and operating revenues” on our consolidated statements of income.

SGP Land, LLC

On March 1, 2012, JC Air, LLC (“JC Air”), a wholly owned subsidiary of SGP, was acquired by and merged into the ARLP Partnership’s subsidiary, ASI.  JC Air’s sole assets were two airplanes, one of which was previously subject to a time-sharing agreement between SGP Land, LLC (“SGP Land”), a subsidiary of SGP, and the ARLP Partnership.  In consideration for this merger, the ARLP Partnership paid SGP approximately $8.0 million cash at closing.

ASI has agreements with JC Land LLC (“JC Land”), an entity owned by Mr. Craft, SGP Land (a subsidiary of SGP) and Mr. Craft, providing for the use of ASI aircraft.  JC Land, SGP and Mr. Craft paid the ARLP Partnership $0.1 million for aircraft usage in each of the years ended December 31, 2013 and 2012 as a result of these agreements.  In addition, Alliance Coal has an agreement with JC Land providing for the use of JC Land’s aircraft by Alliance Coal.  As a result of this agreement, the ARLP Partnership paid JC Land $0.3 million and $0.1 million for aircraft usage in the years ended December 31, 2013 and 2012, respectively.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots hired by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.   JC Land paid the ARLP Partnership $0.1 million in 2013 pursuant to this agreement.

The ARLP Partnership reimbursed SGP Land $0.3 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively, in accordance with the provisions of the replaced time-sharing agreement, which ended on March 1, 2012, upon the merger of JC Air into ASI, as discussed above.

In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid.  MC Mining paid royalties of $1.9 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and

2011, respectively.  As of December 31, 2013, $0.8 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP

In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH.  In connection with this acquisition, the ARLP Partnership assumed a coal lease with SGP.  Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal.  Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2013, 2012 and 2011.  As of December 31, 2013, $17.1 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP.  Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million.  The lease agreement had an initial term of four years, which may be extended to match the term of the coal lease.  Lease expense was $0.2 million for each of the years ended December 31, 2013, 2012 and 2011.

The ARLP Partnership has a noncancelable lease arrangement for the Gibson North mine’s coal preparation plant and ancillary facilities with SGP. Based on the terms of the original lease, the ARLP Partnership made monthly payments of approximately $0.2 million through January 2011.  Effective February 1, 2011, the lease was amended to extend the term through January 2017 and modify other terms, including reducing the monthly payments to approximately $50,000.  The lease arrangement is considered a capital lease based on the terms of the new arrangement.  Lease payments for the years ended December 31, 2013, 2012 and 2011 were $0.6 million, $0.6 million and $0.8 million, respectively.

Accruals of Other Liabilities

The ARLP Partnership had accruals for other liabilities, including current obligations, totaling $219.6 million and $248.7 million at December 31, 2013 and 2012, respectively.  These accruals were chiefly comprised of workers’ compensation benefits, black lung benefits, and costs associated with asset retirement obligations. These obligations are self-insured except for certain excess insurance coverage for workers’ compensation. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, the ARLP Partnership’s results of operations may be significantly affected by changes to these liabilities.  Please see “Item 8. Financial Statements and Supplementary Data—Note 16. Asset Retirement Obligations” and “Note 17. Accrued Workers’ Compensation and Pneumoconiosis Benefits.”

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

New Accounting Standards

New Accounting Standards Issued and Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of AOCI by the respective line items of net income.  ASU 2013-02 does not change the items that must be reported in AOCI.  ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

Other Information

IRS Notice

On April 12, 2013, we received a “Notice of Beginning of Administrative Proceeding” (“NBAP”) from the IRS notifying us of an audit of the income tax return of Alliance Coal, the holding company for the operations of the Intermediate Partnership, for the tax year ending December 31, 2011.  We believe this is a routine audit of our lower-tier subsidiary’s income, gain, deductions, losses and credits.  The audit is ongoing.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no operating activities apart from those conducted by the ARLP Partnership.  Our ownership interests, results of operations and cash flows principally reflect those of the ARLP Partnership.   As such, our discussions of market risk reflect those risks as they apply to the ARLP Partnership.

Commodity Price Risk

The ARLP Partnership has significant long-term coal supply agreements as evidenced by approximately 93.5% of its sales tonnage, including approximately 93.8% of its medium- and high-sulfur coal sales tonnage, being sold under long-term contracts in 2013. Virtually all of the long-term coal supply agreements are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to principally reflect changes in specified price indices or items such as taxes, royalties or actual production costs resulting from regulatory changes. For additional discussion of coal supply agreements, please see “Item 1. Business—Coal Marketing and Sales” and “Item 8. Financial Statements and Supplementary Data—Note 20. Concentration of Credit Risk and Major Customers.”  As of February 14, 2014, the ARLP Partnership’s nominal commitment under long-term contracts was approximately 36.7 million tons in 2014, 27.0 million tons in 2015, 21.2 million tons in 2016 and 9.4 million tons in 2017.

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

Credit Risk

In 2013, approximately 93.7% of the ARLP Partnership’s sales tonnage was purchased by electric utilities.  Therefore, the ARLP Partnership’s credit risk is primarily with domestic electric power generators.  The ARLP Partnership’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by the ARLP Partnership’s credit management department, it will take steps to reduce credit exposure to customers that do not meet its credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for the ARLP Partnership’s benefit in the event of a failure to pay.

Exchange Rate Risk

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars, and as a result, it does not have material exposure to currency exchange-rate risks.

Interest Rate Risk

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $250.0 million in borrowings under the ARLP Revolving Credit Facility and $250.0 million outstanding under the ARLP Term Loan at December 31, 2013.  A one percentage point increase in the interest rates related to the ARLP Revolving Credit Facility and ARLP Term Loan would result in an annualized increase in 2014 interest expense of $5.0 million, based on borrowing levels at December 31, 2013.  With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $9.4 million in the estimated fair value of these borrowings.

The table below provides information about the ARLP Partnership’s market sensitive financial instruments and constitutes a “forward-looking statement.” The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2013 and 2012.

The carrying amounts and fair values of financial instruments are as follows (in thousands):

Expected Maturity Dates as of December 31, 2013	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value December 31, 2013

Fixed rate debt	$18,000	$205,000	$-	$-	$145,000	$-	$368,000	$390,028
Weighted average interest rate	6.52%	6.54%	6.72%	6.72%	6.72%	-

Variable rate debt	$18,750	$25,000	$156,250	$300,000	$-	$-	$500,000	$494,804
Weighted average interest rate(1)	1.82%	1.82%	1.82%	1.82%	1.82%	1.82%
Expected Maturity Dates as of December 31, 2012	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value December 31, 2012

Fixed rate debt	$18,000	$18,000	$205,000	$-	$-	$145,000	$386,000	$430,849
Weighted average interest rate	6.61%	6.52%	6.54%	6.72%	6.72%	6.72%

Variable rate debt	$-	$18,750	$25,000	$156,250	$205,000	$-	$405,000	$403,411
Weighted average interest rate(1)	1.86%	1.86%	1.86%	1.86%	1.86%	1.86%

(1) Interest rate on variable rate debt equal to the rate elected by the ARLP Partnership as of December 31, 2013 and 2012, held constant for the remaining term of the outstanding borrowing.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance GP, LLC

and the Partners of Alliance Holdings GP, L.P.

We have audited the accompanying consolidated balance sheets of Alliance Holdings GP, L.P. and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Holdings GP, L.P. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2014

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2013 AND 2012 (In thousands, except unit data)

ASSETS	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$98,375	$31,111
Trade receivables	153,662	172,724
Other receivables	776	1,019
Due from affiliates	1,889	562
Inventories	44,214	46,660
Advance royalties	11,454	11,492
Prepaid expenses and other assets	16,264	20,554
Total current assets	326,634	284,122

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,645,872	2,361,863
Less accumulated depreciation, depletion and amortization	(1,031,493)	(832,293)
Total property, plant and equipment, net	1,614,379	1,529,570

OTHER ASSETS:
Advance royalties	18,813	23,267
Due from affiliate	11,560	3,084
Equity investments in affiliates	130,410	88,513
Other long-term assets	24,883	30,284
Total other assets	185,666	145,148
TOTAL ASSETS	$2,126,679	$1,958,840

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$79,772	$100,678
Due to affiliates	290	327
Accrued taxes other than income taxes	19,086	20,033
Accrued payroll and related expenses	47,105	38,501
Accrued interest	996	1,435
Workers’ compensation and pneumoconiosis benefits	9,065	9,320
Current capital lease obligations	1,288	1,000
Other current liabilities	18,625	19,572
Current maturities, long-term debt	36,750	18,000
Total current liabilities	212,977	208,866

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	831,250	773,000
Pneumoconiosis benefits	48,455	59,931
Accrued pension benefit	18,182	31,078
Workers’ compensation	54,949	68,786
Asset retirement obligations	80,807	81,644
Long-term capital lease obligations	17,135	18,613
Other liabilities	7,331	9,147
Total long-term liabilities	1,058,109	1,042,199
Total liabilities	1,271,086	1,251,065

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	500,070	448,976
Accumulated other comprehensive loss	(4,198)	(18,296)
Total AHGP Partners’ Capital	495,872	430,680
Noncontrolling interests	359,721	277,095
Total Partners’ Capital	855,593	707,775
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,126,679	$1,958,840

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2013	2012	2011

SALES AND OPERATING REVENUES:
Coal sales	$2,137,449	$1,979,437	$1,786,089
Transportation revenues	32,642	22,034	31,939
Other sales and operating revenues	35,108	32,459	25,175
Total revenues	2,205,199	2,033,930	1,843,203

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,398,763	1,303,291	1,131,750
Transportation expenses	32,642	22,034	31,939
Outside coal purchases	2,030	38,607	54,280
General and administrative	65,231	62,713	54,991
Depreciation, depletion and amortization	264,911	218,122	160,335
Asset impairment charge	-	19,031	-
Total operating expenses	1,763,577	1,663,798	1,433,295

INCOME FROM OPERATIONS	441,622	370,132	409,908
Interest expense (net of interest capitalized of $8,992, $8,436 and $14,797, respectively)	(27,044)	(28,684)	(21,954)
Interest income	963	231	380
Equity in loss of affiliates, net	(24,441)	(14,650)	(3,404)
Other income	1,891	3,115	983

INCOME BEFORE INCOME TAXES	392,991	330,144	385,913

INCOME TAX EXPENSE (BENEFIT)	1,397	(1,082)	(430)

NET INCOME	391,594	331,226	386,343
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(157,721)	(135,158)	(172,200)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$233,873	$196,068	$214,143

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$3.91	$3.28	$3.58
DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$3.095	$2.7225	$2.275

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	59,863,000	59,863,000	59,863,000

See notes to consolidated financial statements.

 ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

 (In thousands)

	Year Ended December 31,
	2013	2012	2011

NET INCOME	$391,594	$331,226	$386,343

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Net actuarial gain (loss)	12,472	(6,524)	(17,483)
Amortization of actuarial loss (1)	2,653	1,788	537
Total defined benefit pension plan adjustments	15,125	(4,736)	(16,946)

Pneumoconiosis benefits
Net actuarial gain (loss)	16,750	2,156	(4,570)
Amortization of actuarial loss (gain) (1)	670	776	(223)
Total pneumoconiosis benefits adjustments	17,420	2,932	(4,793)

OTHER COMPREHENSIVE INCOME (LOSS)	32,545	(1,804)	(21,739)

COMPREHENSIVE INCOME	424,139	329,422	364,604

Less: Comprehensive income attributable to noncontrolling interest	(176,168)	(134,090)	(159,883)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$247,971	$195,332	$204,721

(1)   Amortization of actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 13 and 17 for additional details).

See notes to consolidated financial statements.

 ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$391,594	$331,226	$386,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	264,911	218,122	160,335
Non-cash compensation expense	9,193	7,607	6,417
Settlement of deferred directors compensation	-	(459)	-
Asset retirement obligations	3,004	2,853	2,546
Coal inventory adjustment to market	2,811	2,978	386
Equity in loss of affiliates, net	24,441	14,650	3,404
Net (gain) loss on sale of property, plant and equipment	3,475	147	(634)
Asset impairment charge	-	19,031	-
Valuation allowance of deferred tax assets	3,483	-	-
Other	(6,251)	(3,815)	1,488
Changes in operating assets and liabilities:
Trade receivables	19,062	(44,081)	(15,701)
Other receivables	243	1,960	(1,832)
Inventories	(795)	(16,119)	(2,818)
Prepaid expenses and other assets	4,290	(8,532)	(1,659)
Advance royalties	4,492	765	(3,225)
Accounts payable	(17,858)	7,316	21,795
Due to affiliates	(1,364)	(729)	6,556
Accrued taxes other than income taxes	(947)	4,136	1,981
Accrued payroll and related benefits	8,604	2,625	5,103
Pneumoconiosis benefits	5,944	5,961	4,944
Workers’ compensation	(14,092)	4,075	5,717
Other	(1,321)	(3,493)	(5,041)
Total net adjustments	311,325	214,998	189,762
Net cash provided by operating activities	702,919	546,224	576,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(329,151)	(424,631)	(321,920)
Changes in accounts payable and accrued liabilities	(3,048)	(4,007)	11,640
Proceeds from sale of property, plant and equipment	1,520	114	1,526
Purchases of equity investments in affiliate	(62,500)	(59,800)	(42,700)
Payment for acquisition of business	-	(100,000)	-
Payments to affiliate for acquisition and development of coal reserves	(25,272)	(34,601)	(50,800)
Advances/loans to affiliate	(7,500)	(5,229)	-
Payments from affiliate	-	4,229	-
Other	-	546	1,146
Net cash used in investing activities	(425,951)	(623,379)	(401,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	-	250,000	-
Borrowings under revolving credit facilities	386,000	278,800	-
Payments under revolving credit facilities	(291,000)	(123,800)	-
Payment on term loan	-	(300,000)	-
Payment on long-term debt	(18,000)	(18,000)	(18,000)
Payments on capital lease obligations	(1,190)	(943)	(812)
Payment of debt issuance costs	-	(4,272)	-
Contribution by limited partner - affiliate	2,200	2,000	-
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(3,015)	(3,734)	(2,324)
Distributions paid by consolidated partnership to noncontrolling interests	(99,423)	(90,277)	(78,441)
Distributions paid to Partners	(185,276)	(162,977)	(136,188)
Net cash used in financing activities	(209,704)	(173,203)	(235,765)

NET CHANGE IN CASH AND CASH EQUIVALENTS	67,264	(250,358)	(60,768)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,111	281,469	342,237
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,375	$31,111	$281,469

See notes to consolidated financial statements, including Note 15 for supplemental cash flow information.

 ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

 FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

 (In thousands, except unit data)

	Alliance Holdings GP, L.P.
	Number of Limited Partner Units	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2011	59,863,000	330,346	(8,138)	135,012	457,220

Comprehensive income:
Net income	-	214,143	-	172,200	386,343
Actuarially determined long-term liability adjustments	-	-	(9,422)	(12,317)	(21,739)
Total comprehensive income					364,604
Vesting of ARLP Long-Term Incentive Plan	-	-	-	(2,324)	(2,324)
Common unit-based compensation	-	182	-	6,235	6,417
Reclassification of SERP and Deferred Compensation Plans	-	682	-	9,223	9,905
Contribution by limited partner – affiliate (Note 18)	-	5,000	-	-	5,000
Distributions on ARLP common unit-based compensation	-	-	-	(1,433)	(1,433)
Distributions to AHGP Partners	-	(136,188)	-	-	(136,188)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	-	(77,008)	(77,008)
Balance at December 31, 2011	59,863,000	414,165	(17,560)	229,588	626,193

Comprehensive income:
Net income	-	196,068	-	135,158	331,226
Actuarially determined long-term liability adjustments	-	-	(736)	(1,068)	(1,804)
Total comprehensive income					329,422
Settlement of Directors Deferred Compensation	-	(459)	-	-	(459)
Vesting of ARLP Long-Term Incentive Plan	-	-	-	(3,734)	(3,734)
Common unit-based compensation	-	179	-	7,428	7,607
Contribution by limited partner – affiliate (Note 18)	-	2,000	-	-	2,000
Distributions on ARLP common unit-based compensation	-	-	-	(1,536)	(1,536)
Distributions to AHGP Partners	-	(162,977)	-	-	(162,977)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	-	(88,741)	(88,741)
Balance at December 31, 2012	59,863,000	448,976	(18,296)	277,095	707,775

Comprehensive income:
Net income	-	233,873	-	157,721	391,594
Actuarially determined long-term liability adjustments	-	-	14,098	18,447	32,545
Total comprehensive income					424,139
Vesting of ARLP Long-Term Incentive Plan	-	-	-	(3,015)	(3,015)
Common unit-based compensation	-	297	-	8,896	9,193
Contribution by limited partner – affiliate (Note 18)	-	2,200	-	-	2,200
Distributions on ARLP common unit-based compensation	-	-	-	(1,688)	(1,688)
Distributions to AHGP Partners	-	(185,276)	-	-	(185,276)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	-	(97,735)	(97,735)
Balance at December 31, 2013	59,863,000	$500,070	$(4,198)	$359,721	$855,593

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

•                  References to “Alliance Coal” mean Alliance Coal, LLC, the holding company for the operations of Alliance Resource Operating Partners, L.P.

Organization and Formation

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP”.  We own directly and indirectly 100% of the members’ interest in MGP, ARLP’s managing general partner.  The ARLP Partnership is a diversified producer and marketer of coal to major U.S. utilities and industrial users.  ARLP conducts substantially all of its business through its wholly owned subsidiary, the Intermediate Partnership.  ARLP and the Intermediate Partnership were formed in May 1999, to acquire upon completion of ARLP’s initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc. (“ARH”), a Delaware corporation.  We and ARH, through its wholly owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership.  ARH is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP as well as the President and Chief Executive Officer and a Director of MGP, and Kathleen S. Craft.  SGP, a Delaware limited liability company, is owned by ARH and holds a 0.01% general partner interest in each of ARLP and the Intermediate Partnership.

We are owned 100% by limited partners.  Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Alliance Resource Management GP, LLC, a Delaware limited liability company, and ARM GP Holdings, Inc., a Delaware corporation, are our direct subsidiaries.  The Delaware limited partnerships, limited liability companies and corporation that comprise the ARLP Partnership, which we consolidate, are as follows: ARLP, Intermediate Partnership, Alliance Coal, Alliance Design Group, LLC, (“Alliance Design”), Alliance Land, LLC, Alliance Properties, LLC, Alliance Resource Properties, LLC, (“Alliance Resource Properties”), ARP Sebree, LLC, ARP Sebree South, LLC, Alliance WOR Properties, LLC (“WOR Properties”), Alliance Service, Inc. (“ASI”), Alliance WOR Processing, LLC (“WOR Processing”), Backbone Mountain, LLC, CR Services, LLC, Excel Mining, LLC, Gibson County Coal, LLC (“Gibson County Coal”), Hopkins County Coal, LLC (“Hopkins County Coal”), Matrix Design Group, LLC (“Matrix Design”), MC Mining, LLC (“MC Mining”), Mettiki Coal, LLC (“Mettiki (MD)”), Mettiki Coal (WV), LLC (“Mettiki (WV)”), Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”), Penn Ridge Coal, LLC (“Penn Ridge”), Pontiki Coal, LLC (“Pontiki”), River View Coal, LLC (“River View”), Sebree Mining, LLC (“Sebree Mining”), Steamport, LLC, Tunnel

Ridge, LLC (“Tunnel Ridge”), Warrior Coal, LLC (“Warrior”), Webster County Coal, LLC (“Webster County Coal”), and White County Coal, LLC (“White County Coal”).

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

Contributions to ARLP

During December 2013, 2012 and 2011, an affiliated entity controlled by Mr. Craft contributed $2.2 million, $2.0 million and $5.0 million, respectively, to us for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses.  Upon our receipt of each contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal.  The ARLP Partnership made special allocations to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft (Note 18).

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of December 31, 2013 and 2012, and results of our operations, comprehensive income, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2013.  All of our intercompany transactions and accounts have been eliminated.

The transfer of assets from prior years described above was between entities under common control.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, the transfer of assets was accounted for at historical cost, in a manner similar to a pooling of interests.

Since we own MGP, our consolidated financial statements reflect the consolidated results of the ARLP Partnership.  The earnings of the ARLP Partnership allocated to its limited partners’ interests not owned by us and allocated to SGP’s general partner interest in ARLP, are reflected as a noncontrolling interest in our consolidated income statement and balance sheet.  Our consolidated financial statements do not differ materially from those of the ARLP Partnership.  The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as noncontrolling interests and (b) additional general and administrative costs and taxes attributable to us.  The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an amended and restated administrative services agreement (“Administrative Services Agreement”) and amounts billed by, and reimbursed to, AGP under our partnership agreement (Note 18).

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

The non-controlling interest on our consolidated balance sheet reflects the outside ownership interest in ARLP.  See “Basis of Presentation” under Note 1 for information regarding our consolidation of ARLP.  See also “Note 11. Noncontrolling Interests.”

Earnings per Unit—Basic earnings per limited partner unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of common units outstanding during a period.  We currently have no dilutive securities.  Total net income is allocated to the limited partner interests because the general partner’s interest is non-economic.

Fair Value of Financial Instruments—The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At December 31, 2013 and 2012, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $884.8 million and $834.3 million, respectively (Note 8).

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less.  The AHGP Partnership had no restricted cash and cash equivalents at December 31, 2013 and 2012.

Cash Management—The cash flows from operating activities section of our Consolidated Statements of Cash Flows reflects an adjustment for $10.3 million and $6.7 million representing book overdrafts at December 31, 2012 and 2011, respectively.  The ARLP Partnership had no book overdrafts at December 31, 2013.  We had no book overdrafts at December 31, 2013, 2012 and 2011.

Inventories—Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at an average cost basis, less a reserve for obsolete and surplus items.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized.  Interest costs associated with major asset additions are capitalized during the construction period.  Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred.  Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Preparation plants and processing facilities are depreciated using the units-of-production method.  Other plant and equipment assets are depreciated principally using the straight-line method over the estimated useful lives of the assets, ranging from 1 to 20 years, limited by the remaining estimated life of each mine. Depreciable lives for mining equipment range from 1 to 20 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 20 years. Gains or losses arising from retirements are included in operating expenses. Depletable lives for mineral rights range from 2 to 20 years. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage which equals estimated proven and probable reserves. Therefore, the ARLP Partnership’s mineral rights are depleted based on only proven and probable reserves derived in accordance with Industry Guide 7.  At December 31, 2013 and 2012, land and mineral rights include $45.5 million and $118.2 million, respectively, representing the carrying value of coal reserves attributable to properties where the ARLP Partnership or a third-party to which it leases reserves are not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted.  The ARLP Partnership believes that the carrying value of these reserves will be recovered.

Mine Development Costs—Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves.  Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.  The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete.  Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.  At December 31, 2013 and 2012, capitalized mine development costs were $33.1 million and $32.6 million, respectively, representing the carrying value of development costs attributable to properties where the ARLP Partnership has not reached the production stage of mining operations or leasing to third parties, and therefore, the mine development costs are not currently being amortized.  The ARLP Partnership believes that the carrying value of these development costs will be recovered.

Long-Lived Assets—The ARLP Partnership reviews the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows.  To the extent the carrying amount is not recoverable based on undiscounted cash flows, the amount of impairment is measured by the difference between the carrying value and the fair value of the asset.  The ARLP Partnership recorded an asset impairment charge of $19.0 million in 2012 (Note 4).  No impairment charges were recorded in 2013 and 2011.  We had no long-lived assets as of December 31, 2013 and 2012.

Intangible Assets—Intangible assets subject to amortization include contracts with covenants not to compete, customer contracts acquired in a business combination and mining permits. Intangible assets are amortized on a straight-line basis over their useful life. Amortization expense attributable to intangible assets was $3.0 million, $2.6 million and $1.4 million for the years ending December 31, 2013, 2012 and 2011, respectively. Intangible assets are included in other long-term assets on our consolidated balance sheets at December 31, 2013 and 2012. Intangible assets at December 31 are summarized as follows (in thousands):

	December 31, 2013			December 31, 2012
	Original Cost	Accumulated Amortization	Intangibles, Net	Original Cost	Accumulated Amortization	Intangibles, Net

Non-compete agreements	$15,236	$(7,002)	$8,234	$15,236	$(5,374)	$9,862
Customer contracts	6,171	(2,301)	3,870	6,171	(1,003)	5,168
Mining permits	3,843	(116)	3,727	3,843	(50)	3,793
Total	$25,250	$(9,419)	$15,831	$25,250	$(6,427)	$18,823

Amortization expense attributable to intangible assets is estimated to be $3.0 million in 2014-2016, $1.3 million in 2017 and $1.0 million in 2018.

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

	2013	2012

Advance royalties, affiliates (Note 18)	$17,840	$22,509
Advance royalties, third-parties	12,427	12,250
Total advance royalties	$30,267	$34,759

Asset Retirement Obligations—The ARLP Partnership records a liability for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure.  Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  The depreciation is generally determined on a units of production basis and accretion is generally recognized over the life of the producing assets (Note 16).

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits—The ARLP Partnership is generally self-insured for workers’ compensation benefits, including black lung benefits. The ARLP Partnership accrues a workers’ compensation liability for the estimated present value of workers’ compensation and black lung benefits based on its actuarially determined calculations (Note 17).

Income Taxes—We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders. Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income, as defined in Section 7704(c) of the Internal Revenue Code. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement.  Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.  Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in our consolidated financial statements.  Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us.  The ARLP Partnership’s subsidiary, ASI, is subject to federal and state income taxes.  A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Our tax counsel has provided an opinion that AHGP, MGP, ARLP, the Intermediate Partnership and Alliance Coal will each be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding our classification as a partnership for federal income tax purposes.

Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjusts the estimate to actual when the information is provided by the customer. Historically, such adjustments have not been material. Non-coal sales revenues primarily consist of transloading fees, mine safety services and products, throughput fees earned from White Oak Resources LLC (“White Oak”) (Note 12), other coal contract fees and other handling and service fees.  Transportation revenues are recognized in connection with the ARLP Partnership incurring the corresponding costs of transporting coal to customers through third-party carriers for which it is directly reimbursed through customer billings.  We had no allowance for doubtful accounts for trade receivables at December 31, 2013 and 2012.

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

Common Unit-Based Compensation—AHGP and the ARLP Partnership account for compensation expense attributable to restricted common units granted under the ARLP Long-Term Incentive Plan (“ARLP LTIP”), Supplemental Executive Retirement Plan (“SERP”), the AGP Amended and Restated Directors Annual Retainer and Deferred Compensation Plan (“AGP Deferred Compensation Plan”), and the MGP Amended and Restated Deferred Compensation Plan for Directors (the “MGP Deferred Compensation Plan”), collectively referred to as the “Deferred Compensation Plans” based on the requirements of FASB ASC 718, Compensation-Stock Compensation.  Accordingly, the fair value of award grants is determined on the grant date of the award and this value is recognized as compensation expense on a pro rata basis for ARLP LTIP and SERP awards, as appropriate, over the requisite service period.  Compensation expense is fully recognized on the grant date for quarterly distributions credited to SERP accounts and awards for Deferred Compensation Plans.  The corresponding liability for the ARLP LTIP, the SERP and the MGP Deferred Compensation Plan is classified as equity and included in the Non-Affiliate component of noncontrolling interest in the consolidated financial statements.  The corresponding liability for the AGP Deferred Compensation Plan is included in limited partners’ capital in the consolidated financial statements (Note 14).

Investments—Investments and ownership interests are accounted for under the equity method of accounting if the ARLP Partnership has the ability to exercise significant influence, but not control, over the entity.  Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of the ARLP Partnership’s investment and the underlying equity in the net assets of the joint venture at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference.  In the event the ARLP Partnership’s ownership entitles it to a disproportionate sharing of income or loss, its equity in earnings or losses of affiliates is allocated based on the hypothetical liquidation at book value (“HLBV”) method of accounting.  Under the HLBV method, equity in earnings or losses of affiliates is allocated based on the difference between the ARLP Partnership’s claim on the net assets of the equity method investee at the end and beginning of the period with consideration of certain eliminating entries regarding differences of accounting for various related party transactions, after taking into account contributions and distributions, if any.  The ARLP Partnership’s share of the net assets of the equity method investee is calculated as the amount it would receive if the equity method investee were to liquidate all of its assets at net book value and distribute the resulting cash to creditors, other investors and us according to the respective priorities.  The ARLP Partnership’s share of earnings or losses under the HLBV method of accounting from equity method investments and basis difference amortization is reported in the consolidated statements of income as “Equity in loss of affiliates, net.”   The ARLP Partnership’s review its investments and ownership interests accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.  For 2013 and 2012, the ARLP Partnership determined there were no such material events or changes in circumstances that would indicate the carrying amount of such investments was not recoverable.  Our equity method investments include the ARLP Partnership’s ownership interests in White Oak (Note 12) and Mid-America Carbonates, LLC (“MAC”).  We had no investments as of December 31, 2013 and 2012.

New Accounting Standards Issued and Adopted— In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of AOCI by the respective line items of net income.  ASU 2013-02 does not change the items that must be reported in AOCI.  ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

3.                                      ACQUISITIONS

Asset Acquisition

In June 2013, the ARLP Partnership’s subsidiary, Alliance Resource Properties acquired the rights to approximately 11.6 million tons of proven and probable medium-sulfur coal reserves, and an additional 5.9 million resource tons, in Grant and Tucker Counties, West Virginia from Laurel Run Mining Company, a subsidiary of Consol Energy, Inc.  The purchase price of $25.2 million was allocated to owned and leased coal rights and was financed using existing cash on hand.  As a result of the coal reserve purchase, the ARLP Partnership reclassified certain tons of medium-sulfur, non-reserve coal deposits as reserves, which together with the reserves purchased above, extended the expected life of Mettiki (WV)’s Mountain View mine.

Green River Collieries, LLC

On April 2, 2012, the ARLP Partnership acquired substantially all of Green River Collieries, LLC’s (“Green River”) assets related to its coal mining business and operations located in Webster and Hopkins Counties, Kentucky.  The transaction includes the Onton No. 9 mining complex (“Onton mine”), which includes the mine, a dock, tugboat, and a lease for the preparation plant, and an estimated 40.0 million tons of coal reserves in the West Kentucky No. 9 coal seam.  The Green River acquisition is consistent with the ARLP Partnership’s general business strategy and complements its current coal mining operations.

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

The revenues and net income related to the acquired business are reflected in our consolidated statements of income beginning April 2, 2012 through December 31, 2012 and totaled $81.6 million and $7.6 million, respectively, which are included in the total revenues and net income above for the year ended December 31, 2012.

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

4.                                      ASSET IMPAIRMENT CHARGE

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

As a result of the above events, uncertainty regarding the future operations of the mine and the required additional repair costs, and our assessment of related risks, the ARLP Partnership concluded that indicators of impairment were present and the carrying value of the asset group representing the Pontiki mining complex (“Pontiki Assets”) was not fully recoverable.  The ARLP Partnership estimated the fair value of the Pontiki Assets and determined it was exceeded by the carrying value and accordingly, the ARLP Partnership recorded an asset impairment charge of $19.0 million in the Central Appalachian segment during the quarter ended September 30, 2012 to reduce the carrying value of the Pontiki Assets to their estimated fair value of $16.1 million.  The fair value of the Pontiki Assets was determined using the market and cost valuation techniques and represents a Level 3 fair value measurement.  The fair value analysis was based on the marketability of coal properties in the current market environment, discounted projected future cash flows, and estimated fair value of assets that could be sold or used at other operations.  The asset impairment established a new cost basis on which depreciation, depletion and amortization was calculated for the Pontiki Assets.

As noted above, although the Pontiki mining complex resumed operations, significant uncertainty remained regarding market demand and pricing for coal from Pontiki beyond 2013.  On September 27, 2013, the ARLP Partnership issued Worker Adjustment and Retraining Notification Act notices to all employees at Pontiki’s mining complex.  The ARLP Partnership ceased operations at the Pontiki mining complex in late November 2013 after fulfilling commitments under existing sales contracts.  A large number of Pontiki’s employees and equipment were migrated to the MC Mining operation.  No additional impairment was required related to the closure of the mine.

5.                      INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2013	2012

Coal	$12,791	$14,763
Supplies (net of reserve for obsolescence of $3,150 and $2,721, respectively)	31,423	31,897
Total inventory	$44,214	$46,660

6.                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, (in thousands):

	2013	2012

Mining equipment and processing facilities	$1,583,329	$1,434,674
Land and mineral rights	369,347	303,725
Buildings, office equipment and improvements	226,672	208,351
Construction and mine development in progress	194,221	162,331
Mine development costs	272,303	252,782
Property, plant and equipment, at cost	2,645,872	2,361,863
Less accumulated depreciation, depletion and amortization	(1,031,493)	(832,293)

Total property, plant and equipment, net	$1,614,379	$1,529,570

Equipment leased by the ARLP Partnership under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization.  Equipment under capital leases totaling $22.8 million included in mining equipment and processing facilities is amortized on the straight-line method over the shorter of its useful life or the related lease term.  The provision for amortization of leased properties is included in depreciation, depletion and amortization expense.  Accumulated amortization related to the ARLP Partnership’s capital leases was $5.8 million and $3.8 million as of December 31, 2013 and 2012, respectively, and amortization expense was $2.0 million, $1.9 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.  For information regarding the impairment of assets at the Pontiki mine, please see Note 4.

7.                      LONG-TERM DEBT

Long-term debt consists of the following at December 31, (in thousands):

	2013	2012

ARLP Revolving credit facility	$250,000	$155,000
ARLP Senior notes	18,000	36,000
ARLP Series A senior notes	205,000	205,000
ARLP Series B senior notes	145,000	145,000
ARLP Term loan	250,000	250,000
	868,000	791,000
Less current maturities	(36,750)	(18,000)
Total long-term debt	$831,250	$773,000

ARLP Credit Facility.  On May 23, 2012, the Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “ARLP Revolving Credit Facility”) of $700 million and a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $250 million (collectively, the ARLP Revolving Credit Facility and ARLP Term Loan are referred to as the “ARLP Credit Facility”).  The ARLP Credit Facility replaced the $142.5 million revolving credit facility that was scheduled to mature September 25, 2012 and the $300 million term loan agreement dated December 29, 2010 that was prepaid and terminated early on May 23, 2012.  The aggregate unpaid principal amount of $300 million and all unpaid interest was repaid using the proceeds of the ARLP Term Loan and borrowings under the ARLP Revolving Credit Facility.  The Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan.  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at the ARLP Partnership’s election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The ARLP Partnership has elected the Eurodollar Rate which, with applicable margin, was 1.82% on borrowings outstanding as of December 31, 2013.  The ARLP Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid.  Interest is payable quarterly, with principal of the ARLP Term Loan due as follows:  commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the ARLP Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the ARLP Term Loan advances outstanding; and the remaining balance of the ARLP Term Loan advances at maturity.  The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change of control” (as defined in the Credit Agreement), the unpaid principal amount of the ARLP Credit Facility, all interest thereon and all other amounts payable under the ARLP Credit Agreement will become due and payable.

At December 31, 2013, the ARLP Partnership had borrowings of $250.0 million and $24.2 million of letters of credit outstanding with $425.8 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

The ARLP Partnership incurred debt issuance costs of approximately $4.3 million in 2012 associated with the Credit Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Credit Agreement.  The ARLP Partnership also expensed $1.1 million in 2012 of previously deferred debt issuance cost associated with its previous $300 million term loan.

ARLP Senior Notes.  The Intermediate Partnership has $18.0 million principal amount of 8.31% senior notes due August 20, 2014, with interest payable semi-annually (“ARLP Senior Notes”).

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

The ARLP Senior Notes, 2008 Senior Notes and the ARLP Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership.  The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.24 to 1.0 and 19.8 to 1.0, respectively, for the trailing twelve months ended December 31, 2013.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2013.

Other.  In addition to the letters of credit available under the ARLP Revolving Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits.  At December 31, 2013, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks.

Aggregate maturities of long-term debt are payable as follows (in thousands):

Year Ending December 31,

2014	$36,750
2015	230,000
2016	156,250
2017	300,000
2018	145,000
Thereafter	-
$868,000

8.                                      FAIR VALUE MEASUREMENTS

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At December 31, 2013 and 2012, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $884.8 million and $834.3 million, respectively, based on interest rates that it believes are currently available to it for issuance of debt with similar terms and remaining maturities (see Note 7).  The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

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

Our cash generating assets currently consist entirely of our partnership interests in ARLP, from which we receive quarterly cash distributions.  At December 31, 2013, our assets consisted of the following partnership interests in ARLP: a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP; the IDRs in ARLP, which we hold through our 100% ownership interest in MGP; 15,544,169 common units of ARLP, representing approximately 42.1% of the common units of ARLP; and a 0.001% managing interest in Alliance Coal.

The following table summarizes the quarterly per unit distribution paid during the respective quarter:

	Year
	2013	2012	2011
First Quarter	$0.7400	$0.6375	$0.5275
Second Quarter	$0.7625	$0.6675	$0.5550
Third Quarter	$0.7850	$0.6975	$0.5825
Fourth Quarter	$0.8075	$0.7200	$0.6100

On January 28, 2014, we declared a quarterly distribution of $0.8275 per unit, totaling approximately $49.5 million, which was paid on February 19, 2014, to all unitholders of record on February 12, 2014.

10.                               INCOME TAXES

ARLP’s indirect subsidiary, ASI, is subject to federal and state income taxes. ASI’s income is principally due to its subsidiary, Matrix Design.  ASI has minor temporary differences between Matrix Design’s financial reporting basis and the tax basis of its assets and liabilities.  Components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Current:
Federal	$8	$(37)	$(337)
State	16	(183)	(75)
	24	(220)	(412)
Deferred:
Federal	1,022	(753)	(17)
State	351	(109)	(1)
	1,373	(862)	(18)

Income tax expense (benefit)	$1,397	$(1,082)	$(430)

The ARLP Partnership has deferred tax assets due to net operating losses and research and development credits associated with ASI’s operations in the amount of $4.4 million, partially offset by liabilities of $0.9 million.  State and federal valuation allowances have been established to reduce these deferred tax assets to an amount that will, more likely than not, be realized.  During 2013, the federal and state valuation allowances increased to $2.7 million and $0.8 million, respectively, primarily due to the ongoing evaluation process of the losses and credits anticipated to be realized in future years.

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Income taxes at statutory rate	$137,547	$115,550	$135,069

Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(139,107)	(116,260)	(135,204)

Increase/(decrease) resulting from:
State taxes, net of federal income tax	(192)	(83)	(7)
Valuation allowance for deferred tax assets	3,483	-	-
Other	(334)	(289)	(288)

Income tax expense (benefit)	$1,397	$(1,082)	$(430)

11.                               NONCONTROLLING INTERESTS

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

The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	December 31,
	2013	2012

Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,799)	$(303,798)
Non-Affiliates (ARLP’s non-affiliate limited partners)	669,041	604,861
Accumulated other comprehensive loss attributable to noncontrolling interests	(5,521)	(23,968)
Total noncontrolling interests	$359,721	$277,095

The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 15,544,169 common units of ARLP held by us.  The total obligation associated with ARLP’s LTIP, SERP and the MGP Deferred Compensation Plan is also included in the Non-Affiliates component of noncontrolling interest.

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$56	$48	$61
Non-Affiliates (ARLP’s non-affiliate limited partners)	157,665	135,110	172,139
	$157,721	$135,158	$172,200

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012	2011

Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$57	$49	$42
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	99,366	90,228	78,399
	$99,423	$90,277	$78,441

(1)         Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP Partnership agreement.

The Affiliate component of noncontrolling interests represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership.  After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million.  SGP’s investment basis as of December 31, 2013 and 2012 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

12.                               WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction.  The transactions feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a backstop equipment financing facility.  The initial investment funding to White Oak by the ARLP Partnership at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and the ARLP Partnership has funded White Oak $216.7 million between the Transaction Date and December 31, 2013.  The ARLP Partnership expects to fund a total of approximately $300.5 million to $425.5 million from the Transaction Date through the next year, which includes the funding made to White Oak through December 31, 2013 discussed above.  On the Transaction Date, the ARLP Partnership also entered into a coal handling and services agreement, pursuant to which the ARLP Partnership constructed and is operating a preparation plant and other surface facilities.  The ARLP Partnership expects to fund these additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity.   The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, WOR Properties acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons are currently being developed for future mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where the Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.   Between the Transaction Date and December 31, 2012, WOR Properties provided $51.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  During the twelve months ended December 31, 2013, WOR Properties acquired from White Oak, for $25.3 million cash paid at various closings, an additional 90.1 million tons of reserves.  Of the additional tons acquired, 45.9 million tons are currently being developed for future mining by White Oak.  WOR Properties has a remaining commitment of $29.3 million for additional coal reserve acquisitions and development funding.  In conjunction with the Reserve Acquisition, WOR Properties entered into a Coal Mining Lease, Sublease and Development Agreement (“Coal Lease Agreement”) with White Oak, which provides White Oak the rights to develop and mine the acquired reserves.  The Coal Lease Agreement requires, in consideration of the lease-back of the coal reserves and the funding of development of those coal reserves, White Oak to pay WOR Properties earned royalties when coal sales begin and a fully recoupable minimum monthly royalty of $1.625 million during the period beginning January 1, 2015 and ending December 31, 2034. The lease term is through December 31, 2034, subject to certain renewal options for White Oak.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, WOR Processing made an initial equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  White Oak and WOR Processing agreed to an additional investment in Series A Units by WOR Processing of at least $114.3 million (for a minimum total of $150.0 million), and WOR Processing committed to invest up to an additional $125.0 million in Series A Units (for a maximum total of $275.0 million) to the extent required for development or operation of the White Oak Mine No. 1 mine, and subject to certain rights and obligations of other White Oak owners to participate in such investment.  WOR Processing purchased $66.8 million of additional Series A Units between the Transaction Date and December 31, 2012, and $62.5 million of additional Series A Units during the twelve months ended December 31, 2013, bringing the total investment in Series A Units to $165.0 million at December 31, 2013.  In 2014, through February 28, 2014, WOR Processing has purchased $23.0 million of additional Series A Units.

The Series A Units are entitled to receive 100% of all distributions made by White Oak until such time as the Series A Units have realized a defined minimum return, after which the Series A Units will receive distributions based on a participation percentage determined in accordance with the White Oak operating agreement.  In addition, the Series A Units contain certain liquidation preferences that require, upon an event of liquidation, the minimum return provision must be satisfied on a priority basis over other classes of White Oak equity.  Assuming a $150.0 million investment in Series A Units, WOR Processing’s ownership interest in White Oak will be 20.0% and it will be entitled to receive 20.0% of all distributions subsequent to satisfaction of the Series A Units minimum return.  WOR Processing’s ownership interest and distribution participation percentage in White Oak may increase with additional investments in the Series A Units up to a maximum of 40.0% for an investment of $275.0 million in the Series A Units.  WOR Processing’s ownership and member’s voting interest in White Oak at December 31, 2013 and 2012 was 21.6% and

14.6%, respectively, based upon currently outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series B Units, is held by other investors and members of White Oak management.

There are four primary activities the ARLP Partnership believes most significantly impact White Oak’s economic performance.  These primary activities are associated with financing, capital, operating and marketing of White Oak’s development and operation of the mine areas covered by the agreements.   The ARLP Partnership has various protective or participating rights related to these primary activities, such as minority representation on White Oak’s board of directors, restrictions on indebtedness and other obligations, the ability to assume control of White Oak’s board of directors in certain circumstances, such as an event of default by White Oak, and the right to approve certain coal sales agreements that represent a significant concentration of White Oak’s coal sales, among others.  Currently, the ARLP Partnership has two representatives on White Oak’s board of directors, which consists of five board members.  The ARLP Partnership continually reviews all rights provided to WOR Processing as well as the ARLP Partnership by various agreements with White Oak and continue to conclude all such rights are protective or participating in nature and do not provide WOR Processing or the ARLP Partnership the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  However, the agreements provide the ARLP Partnership the ability to exert significant influence over these activities.  As such, WOR Processing’s interest in White Oak is recognized as an equity investment in affiliate in our consolidated balance sheets. The ARLP Partnership accounts for WOR Processing’s ownership interest in White Oak under the equity method of accounting, with recognition of its ownership interest in the income or loss of White Oak as equity income/(loss) in our consolidated statements of income. As of December 31, 2013, WOR Processing had invested $165.0 million in Series A Units of White Oak equity, which represents the ARLP Partnership’s current maximum exposure to loss as a result of its equity investment in White Oak exclusive of capitalized interest.  White Oak made no distributions from the Transaction Date through December 31, 2013.

WOR Processing’s equity in earnings or losses of affiliates are recorded under the HLBV method of accounting due to the preferences WOR Processing receives on distributions.  Under the HLBV method, the ARLP Partnership determines WOR Processing’s share of White Oak earnings or losses by determining the difference between its claim to White Oak’s book value at the end of the period as compared to the beginning of the period with consideration of certain eliminating entries regarding differences of accounting for various related party transactions between the ARLP Partnership and White Oak.  WOR Processing’s claim on White Oak’s book value is calculated as the amount it would receive if White Oak were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors, other investors and WOR Processing according to the respective priorities.  For the twelve months ended December 31, 2013 and 2012, the ARLP Partnership was allocated losses of $25.3 million and $15.3 million, respectively.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement (“Services Agreement”) with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak Mine No. 1 mine.  The Services Agreement requires White Oak to pay a throughput fee for these services of $5.00 per ton of feedstock coal processed through the preparation plant up to a minimum throughput quantity (and, beginning in January 2015, to pay any deficiency if less than the minimum tonnage is throughput) and $2.40 per ton for quantities in excess of the minimum throughput quantity.   The minimum throughput quantity is 666,667 tons of feedstock coal per month.  The term of the Services Agreement is through December 31, 2034.  During the year ended December 31, 2013, WOR Processing began processing and loading coal through the facilities and earned throughput fees of $2.1 million from White Oak.

In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015.  White Oak had borrowed the entire amount available under the Construction Loan as of December 31, 2013 and had borrowed $3.0 million as of December 31, 2012.

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

13.                               EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The ARLP Partnership’s eligible employees currently participate in a defined contribution profit sharing and savings plan (“PSSP”) that it sponsors.  The PSSP covers substantially all regular full-time employees.  PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation.  The ARLP Partnership makes matching contributions based on a percent of an employee’s eligible compensation and also makes an additional nonmatching contribution.  The ARLP Partnership’s contribution expense for the PSSP was approximately $20.4 million, $18.9 million and $15.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The increases in contribution expense are primarily attributable to increased headcount and higher salaries and wages included in the matching calculation.

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

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2013 and 2012 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2013 and 2012, respectively (dollars in thousands):

	2013	2012

Change in benefit obligations:
Benefit obligations at beginning of year	$86,468	$73,730
Service cost	2,783	2,682
Interest cost	3,640	3,246
Actuarial (gain) loss	(5,479)	8,318
Benefits paid	(1,750)	(1,508)
Benefit obligations at end of year	85,662	86,468

Change in plan assets:
Fair value of plan assets at beginning of year	55,390	46,192
Employer contribution	2,400	5,029
Actual return on plan assets	11,440	5,677
Benefits paid	(1,750)	(1,508)
Fair value of plan assets at end of year	67,480	55,390

Funded status at the end of year	$(18,182)	$(31,078)

Amounts recognized in balance sheet:
Non-current liability	$(18,182)	$(31,078)
	$(18,182)	$(31,078)
Amounts recognized in accumulated other comprehensive income consists of:
Net actuarial loss	$(18,230)	$(33,356)

Weighted-average assumptions to determine benefit obligations as of December 31,
Discount rate	4.89%	3.99%
Expected rate of return on plan assets	8.00%	8.00%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	3.99%	4.49%
Expected return on plan assets	8.00%	7.90%

The actuarial gain component of the change in benefit obligation in 2013 was primarily attributable to an increase in the discount rate and an increase in the actual rate of return on plan assets compared to December 31, 2012, offset in part by an update to future benefit payment estimates.  The actuarial loss component of the change in benefit obligation in 2012 was primarily attributable to a decrease in the discount rate partially offset by an increase in the actual rate of return on plan assets compared to December 31, 2011.

The expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long-term historical rates of return for each asset class.  The expected long-term rate of return used to determine the ARLP Partnership’s pension liability was 8.0% based on the above factors and an asset allocation assumption of 70.0% invested in domestic equity securities with an expected long-term rate of return of 9.2%, 10.0% invested in international equities with an expected long-term rate of return of 6.4% and 20.0% invested in fixed income securities with an expected long-term rate of return of 5.4%.  Expected long-term rate of return is based on a 20-year-average annual total return for each investment group.  The actual return on plan assets was 22.7% and 14.8% for the years ended December 31, 2013 and 2012, respectively.

	2013	2012	2011
		(in thousands)
Components of net periodic benefit cost:
Service cost	$2,783	$2,682	$2,312
Interest cost	3,640	3,246	3,184
Expected return on plan assets	(4,446)	(3,882)	(3,877)
Amortization of net loss	2,653	1,788	537
Net periodic benefit cost	$4,630	$3,834	$2,156

	2013	2012
	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive income:
Net actuarial gain (loss)	$12,472	$(6,524)
Reversal of amortization item:
Net actuarial loss	2,653	1,788
Total recognized in accumulated other comprehensive income (loss)	15,125	(4,736)
Net periodic benefit cost	(4,630)	(3,834)
Total recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$10,495	$(8,570)

Estimated future benefit payments as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,

2014	$2,067
2015	2,362
2016	2,692
2017	3,068
2018	3,479
2019-2023	24,354
$38,022

The ARLP Partnership expects to contribute $3.6 million to the Pension Plan in 2014.  The estimated net actuarial loss for the Pension Plan that will be amortized from AOCI into net periodic benefit cost during the 2014 fiscal year is $0.8 million.

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

The ARLP Partnership had unfunded benefit obligations of approximately $18.2 million and $31.1 million at December 31, 2013 and 2012, respectively.  In general, increases in benefit obligations will be offset by employer contributions and market returns.  However, general market conditions may result in market losses.  When the Pension Plan experiences market losses, significant variations in the funded status of the Pension Plan can, and often do, occur.  Actuarial methods utilized in determining required future employer contributions take into account the long-term effect of market losses and result in increased future employer contributions, thus offsetting such market losses.  Conversely, the long-term effect of market gains will result in decreased future employer contributions.  Total account performance is reviewed at least annually, using a dynamic benchmark approach to track investment performance.

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

Asset allocations as of December 31,	2013	2012

Domestic equity securities	71%	64%
Foreign equity securities	13%	16%
Fixed income securities/cash	16%	20%
	100%	100%

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

As required by FASB ASC 715, the following information discloses the fair values of the Pension Plan assets, by asset category, for the periods indicated (in thousands):

	December 31, 2013			December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$1,625	$-	$-	$652	$-	$-
Equity securities (a): U.S. large-cap growth	9,406	-	-	6,210	-	-
U.S. large-cap value	17,731	-	-	8,219	-	-
U.S. small/mid-cap blend	10,512	-	-	-	-	-
International large-cap core	4,970	-	-	-	-	-
Fixed income securities:
U.S. Treasury securities (b)	1,426	-	-	1,781	-	-
Corporate bonds (c)	-	1,623	-	-	2,266	-
Preferred stock	-	107	-	-	-	-
Taxable municipal bonds (c)	-	162	-	-	202	-
International bonds (c)	-	569	-	-	579	-
Equity mutual funds (d):
U.S. large-cap growth	-	1,446	-	-	3,458	-
U.S. large-cap value	-	1,398	-	-	1,661	-
U.S. large-cap blend	-	-	-	-	2,180	-
U.S. mid-cap growth	-	4,752	-	-	4,497	-
U.S. mid-cap value	-	-	-	-	4,439	-
U.S. small-cap growth	-	1,389	-	-	1,099	-
U.S. small-cap value	-	1,331	-	-	1,158	-
U.S. small-cap blend	-	-	-	-	2,232	-
International	-	-	-	-	5,185	-
International small/mid-cap blend	-	1,916	-	-	1,686	-
Emerging Markets	-	1,805	-	-	2,241	-
Fixed income mutual funds (d):
Corporate bond	-	2,617	-	-	799	-
Mortgage backed-securities	-	1,075	-	-	1,265	-
Short term investment grade bond	-	1,009	-	-	1,673	-
Intermediate investment grade bond	-	-	-	-	1,023	-
High yield bond	-	684	-	-	553	-
International bond	-	207	-	-	262	-
Stock market index options (e):
Puts	-	46	-	-	63	-
Calls	-	(407)	-	-	(53)	-
Accrued income (f)	-	81	-	-	60	-
Total	$45,670	$21,810	$-	$16,862	$38,528	$-

(a)           Equity securities include investments in publicly traded common stock and preferred stock.  Publicly-traded common stocks are traded on a national securities exchange and investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned.

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

(f)            Accrued income represents dividends declared, but not received, on equity securities owned at December 31, 2013.

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

14.                               COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership.  The ARLP LTIP awards are of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the MGP, subject to review and approval of the MGP Compensation Committee.

On January 23, 2013, the MGP Compensation Committee determined that the vesting requirements for the 2010 grants of 130,102 restricted units (which was net of 8,028 forfeitures) had been satisfied as of January 1, 2013.  As a result of this vesting, on February 15, 2013, the ARLP Partnership issued 82,400 unrestricted common units to the ARLP LTIP participants.  The remaining units were settled in cash to satisfy the tax withholding obligations for the ARLP LTIP participants.  On January 22, 2014, the MGP Compensation Committee determined that the vesting requirements for the 2011 grants of 101,371 restricted units (which was net of 7,045 forfeitures) had been satisfied as of January 1, 2014.  As a result of this vesting, on February 14, 2014, the ARLP Partnership issued 64,305 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the ARLP LTIP participants.

On January 22, 2014, the MGP Compensation Committee authorized additional grants of 185,205 restricted units, of which 175,205 units were granted.

During the years ended December 31, 2013 and 2012, the ARLP Partnership issued grants of 146,725 units and 107,114 units, respectively.  Grants issued during the year ending December 31, 2014 vest on January 1, 2017.  Grants issued during the year ended December 31, 2013 vest on January 1, 2016.  Grants issued during the year ended December 31, 2012 vest on January 1, 2015.  Vesting of all grants is subject to the satisfaction of certain financial tests, which management currently believes is probable.  As of December 31, 2013, 14,489 of these outstanding ARLP LTIP grants have been forfeited.  After consideration of the January 1, 2014 vesting and subsequent issuance of 64,305 common units, 2.1 million units remain available for issuance in the future, assuming that all grants issued in 2012 and 2013 and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

For the years ended December 31, 2013, 2012 and 2011, ARLP LTIP expense was $7.4 million, $6.4 million and $5.3 million, respectively.  The total obligation associated with the ARLP LTIP as of December 31, 2013 and 2012 was $14.7 million and $12.1 million, respectively, and is included in noncontrolling interests in our consolidated balance sheets.

The fair value of the 2013, 2012 and 2011 grants is based upon the intrinsic value at the date of grant, which were $63.02, $77.71 and $66.84 per restricted unit, respectively, on a weighted average basis.  The ARLP Partnership expects to settle the non-vested ARLP LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy the minimum statutory tax withholding requirements.  As provided under the distribution equivalent rights provision of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distribution the ARLP Partnership makes to unitholders during the vesting period.

A summary of non-vested ARLP LTIP grants as of and for the year ended December 31, 2013 is as follows:

Non-vested grants at January 1, 2013	340,878
Granted	146,725
Vested	(130,102)
Forfeited	(9,735)
Non-vested grants at December 31, 2013	347,766

As of December 31, 2013, there was $8.7 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.6 years.  As of December 31, 2013, the intrinsic value of the non-vested ARLP LTIP grants was $26.8 million.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000.  There have been no grants under the AHGP LTIP as of December 31, 2013.

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

For the years ended December 31, 2013 and 2012, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 16,869 and 13,791 phantom units, respectively, and the fair value of these phantom units was $70.96 and $60.91, respectively, on a weighted-average basis.  For the years ended December 31, 2013 and 2012, AGP Deferred Compensation Plan participant notional account balances were credited with a total of 5,335 and 3,867 phantom units, respectively, and the fair value of these phantom units was $55.61 and $46.55, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plans expense was approximately $1.5 million, $1.0 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, there were 191,740 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $14.4 million.  As of December 31, 2013 and 2012, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $11.5 million and $10.7 million, respectively, which was included in noncontrolling interests’ in our consolidated balance sheets.  The total obligation associated with the AGP Deferred Compensation Plan as of December 31, 2013 and 2012 was $0.9 million and $0.6 million, respectively, and is included in partners’ capital-limited partners’ in our consolidated balance sheets.  On February 14, 2014, the ARLP Partnership issued 2,958 ARLP common units to MGP directors under the MGP Deferred Compensation Plan.  On February 14, 2014, we provided 3,572 AHGP common units to an AGP director under the AGP Deferred Compensation Plan.

15.                               SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Cash Paid For:
Interest	$35,362	$35,833	$36,188
Income taxes	$-	$-	$300

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$17,924	$20,972	$24,979
Market value of ARLP common units vested in ARLP’s Long-Term Incentive Plan and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$8,583	$11,070	$6,572
Assets acquired by capital lease	$-	$-	$3,525
Acquisition of business:
Fair value of assets assumed	$-	$126,639	$-
Cash paid	-	(100,000)	-
Fair value of liabilities assumed	$-	$26,639	$-

16.                               ASSET RETIREMENT OBLIGATIONS

The majority of the ARLP Partnership’s operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards.  These regulations, among other requirements, require restoration of property in accordance with specified standards and an approved reclamation plan.  The ARLP Partnership accounts for its asset retirement obligations in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred.  The ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.  Federal and state laws require bonds to secure the ARLP Partnership’s obligations to reclaim lands used for mining and are typically renewable on a yearly basis.  As of December 31, 2013 and 2012, the ARLP Partnership had approximately $88.7 million and $76.0 million, respectively, in surety bonds outstanding to secure the performance of its reclamation obligations.

The impact of discounting our estimated cash flows resulted in reducing the accrual for asset retirement obligations by $76.5 million and $70.7 million at December 31, 2013 and 2012, respectively. Estimated payments of asset retirement obligations as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$2,091
2015	2,630
2016	8,072
2017	447
2018	1,036
Thereafter	145,122
Aggregate undiscounted asset retirement obligations	159,398
Effect of discounting	(76,500)
Total asset retirement obligations	82,898
Less: current portion	(2,091)
Asset retirement obligations	$80,807

The following table presents the activity affecting the asset retirement and mine closing liability (in thousands):

	Year ended December 31,
	2013	2012

Beginning balance	$84,836	$72,342
Accretion expense	3,004	2,853
Payments	(2,242)	(2,842)
Allocation of liability associated with acquisition, mine development and change in assumptions	(2,700)	12,483

Ending balance	$82,898	$84,836

For the year ended December 31, 2013, the allocation of liability associated with acquisition, mine development and change in assumptions is a net decrease of $2.7 million which was primarily attributable to extension of mine life estimate at the Mettiki operation as a result of the acquisition of additional reserves (Note 3), offset by increased refuse site reclamation disturbances primarily at the Tunnel Ridge, Warrior and Pattiki operations and new disturbances associated with the construction of the Gibson South mine, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuation in other projected mine life estimates.

For the year ended December 31, 2012, the allocation of liability associated with acquisition, mine development and change in assumptions is a net increase of $12.5 million which was primarily attributable to the liability associated with the Onton mine acquisition (see Note 3) and increased refuse site reclamation disturbances with new mine development work at Tunnel Ridge and Gibson South, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates over all locations.  These increases were offset in part by reductions for completed reclamation work at certain inactive locations.

17.                               ACCRUED WORKERS’ COMPENSATION AND PNEUMOCONIOSIS BENEFITS

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

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  Workers’ compensation laws also compensate survivors of workers who suffer employment related deaths.  The ARLP Partnership’s liability for traumatic injury claims is the estimated present value of current workers’ compensation benefits, based on its actuarial estimates.  The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  The discount rate used to calculate the estimated present value of future obligations for black lung was 4.69% and 3.78% at December 31, 2013 and 2012, respectively, and for workers’ compensation was 4.11% and 3.22% at December 31, 2013 and 2012, respectively.

The black lung and workers’ compensation expense consists of the following components for the year ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011

Black lung benefits:
Service cost	$3,810	$3,758	$3,345
Interest cost	2,253	2,372	2,382
Net amortization	670	776	(223)
Total black lung	6,733	6,906	5,504
Workers’ compensation (benefit) expense	(110)	17,572	18,996
Total expense	$6,623	$24,478	$24,500

The following is a reconciliation of the changes in the black lung benefit obligation recognized in AOCI for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Net actuarial gain	$16,750	$2,156
Reversal of amortization item:
Net actuarial loss	670	776
Total recognized in accumulated other comprehensive income	$17,420	$2,932

The following is a reconciliation of the changes in workers’ compensation liability (including current and long-term liability balances) at December 31, 2013 and 2012 (in thousands):

	2013	2012

Beginning balance	$77,046	$73,201
Accruals	18,544	24,812
Payments	(10,639)	(10,477)
Interest accretion	2,481	2,739
Valuation gain	(24,523)	(13,229)

Ending balance	$62,909	$77,046

The valuation gain component of the change in benefit obligation in 2013 and 2012 was primarily attributable to favorable reserve adjustments for claims incurred in prior years.  The 2013 valuation gain was also favorably impacted by an increase in the discount rate used to calculate the estimated present value of future obligations.

The following is a reconciliation of the changes in black lung benefit obligations at December 31, 2013 and 2012 (in thousands):

	2013	2012

Benefit obligations at beginning of year	$60,991	$55,605
Service cost	3,810	3,758
Interest cost	2,253	2,372
Actuarial gain	(16,750)	(2,156)
Benefits and expenses paid	(744)	(715)
Acquisition of Onton (Note 3)	-	2,127

Benefit obligations at end of year	$49,560	$60,991

Amount recognized in accumulated other comprehensive income consist of:

Net actuarial (gain) loss	$(8,511)	$8,908

The actuarial gain component of the change in benefit obligation in 2013 was primarily attributable to an increase in the discount rate used to calculate the estimated present value of future obligations as well as favorable changes in claims development and disability incident rate assumptions.

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for black lung and workers’ compensation benefits at December 31, 2013 and 2012 (in thousands):

	2013	2012

Black lung claims	$49,560	$60,991
Workers’ compensation claims	62,909	77,046
Total obligations	112,469	138,037
Less current portion	(9,065)	(9,320)

Non-current obligations	$103,404	$128,717

Both the black lung and workers’ compensation obligations were unfunded at December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the ARLP Partnership had $86.3 million and $81.4 million, respectively, in surety bonds and letters of credit outstanding to secure its workers’ compensation obligations.

18.                               RELATED-PARTY TRANSACTIONS

ARLP Omnibus Agreement—Pursuant to the terms of an amended omnibus agreement, AHGP agreed, and caused its controlled affiliates to agree, for so long as management controls MGP through its ownership of AHGP, not to engage in the business of mining, marketing or transporting coal in the U.S., unless ARLP is first offered the opportunity to engage in the potential activity or acquire a potential business, and the board of directions of MGP (“MGP Board of Directors”) with the concurrence of the Conflicts Committee of MGP (“MGP Conflicts Committee”), elects to cause ARLP not to pursue such opportunity or acquisition.  The amended omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises AHGP that it has abandoned the pursuit of such business opportunity, and AHGP may not pursue the acquisition of such assets prior to that time.  This restriction does not apply to: any business owned or operated by AHGP and its affiliates at the closing of the IPO; any acquisition by AHGP or its affiliates, so long as the majority of the value of the acquisition does not derive from a restricted business and ARLP is offered the opportunity to purchase the restricted business following its acquisition; or any business conducted by AHGP or our affiliates with the approval of the MGP Board of Directors or MGP Conflicts Committee.

Registration Rights—In connection with the Contribution Agreement, we agreed to register for sale under the Securities Act of 1933 (“Securities Act”) and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates.  These registration rights required us to file one registration statement for each of these groups.  We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions.  We satisfied our requirement by registering 47,863,000 outstanding common units on Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 1, 2007, declared effective on June 27, 2007.  A prospectus supplement was filed with the SEC on December 18, 2007.  These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP—Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business.  The amounts billed by AGP to us include $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, for costs principally related to the AGP Deferred Compensation Plan.

Administrative Services—On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and Alliance Resource Holdings II, Inc. (“ARH II”), the indirect parent of SGP.  The Administrative Services Agreement superseded the administrative services agreement signed in connection with our initial public offering in 2006.  Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates.  The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement.  On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, from ARH II.  This administrative service revenue is included in other sales and operating revenues in our consolidated statements of income.

The ARLP Partnership’s Related-Party Transactions

The MGP Board of Directors and MGP Conflicts Committee review the ARLP Partnership’s related-party transactions to determine that such transactions reflect market-clearing terms and conditions.  As a result of these reviews, the MGP Board of Directors and MGP Conflicts Committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

Affiliate Contributions—During December 2013, 2012 and 2011, an affiliated entity controlled by Mr. Craft contributed $2.2 million, $2.0 million and $5.0 million, respectively, to us for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses.  Upon our receipt of each contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal.  The ARLP Partnership made special allocations to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

White Oak—On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction.  The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and lease-back of certain reserves and surface rights, a coal handling and services agreement and a loan for surface facilities.  See Note 12 for further information on these related party transactions.

White Oak also has agreements with the ARLP Partnership’s subsidiaries for the purchase of various services and products.  For the years ended December 31, 2013 and 2012, the ARLP Partnership earned $2.4 million and $1.0 million, respectively, for services and products provided to White Oak, which are included in “Other sales and operating revenues” on our consolidated statements of income.

SGP Land, LLC—On March 1, 2012, JC Air, LLC (“JC Air”), a wholly owned subsidiary of SGP, was merged into the ARLP Partnership’s subsidiary, ASI.  JC Air’s sole assets were two airplanes, one of which was previously subject to a time-sharing agreement between SGP Land, LLC (“SGP Land”), a subsidiary of SGP, and the ARLP Partnership.  In consideration for this merger, the ARLP Partnership paid SGP approximately $8.0 million cash at closing.

ASI has agreements with JC Land LLC (“JC Land”), an entity owned by Mr. Craft, SGP Land (a subsidiary of SGP) and Mr. Craft, providing for the use of ASI aircraft.  JC Land, SGP and Mr. Craft paid the ARLP Partnership $0.1 million for aircraft usage in each of the years ended December 31, 2013 and 2012 as a result of these agreements.  In addition, Alliance Coal has an agreement with JC Land providing for the use of JC Land’s aircraft by Alliance Coal.  As a result of this agreement, the ARLP Partnership paid JC Land $0.3 million and $0.1 million for aircraft usage in the years ended December 31, 2013 and 2012, respectively.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots hired by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.  JC Land paid the ARLP Partnership $0.1 million in 2013 pursuant to this agreement.

The ARLP Partnership reimbursed SGP Land $0.3 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively, in accordance with the provisions of the replaced time-sharing agreement, which ended on March 1, 2012, upon the merger of JC Air into ASI, as discussed above.

In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid.  MC Mining paid royalties of $1.9 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011.  As of December 31, 2013, $0.8 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP—In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH.  In connection with this acquisition, the ARLP Partnership assumed a coal lease with SGP.  Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal.  Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2013, 2012 and 2011.  As of December 31, 2013, $17.1 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP.  Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million.  The lease agreement had an initial term of four years, which may be extended to match the term of the coal lease.  Lease expense was $0.2 million for each of the years ended December 31, 2013, 2012 and 2011.

The ARLP Partnership has a noncancelable lease arrangement for the Gibson North mine’s coal preparation plant and ancillary facilities with SGP. Based on the terms of the original lease, the ARLP Partnership made monthly payments of approximately $0.2 million through January 2011.  Effective February 1, 2011, the lease was amended to extend the term through January 2017 and modify other terms, including reducing the monthly payments to approximately $50,000.  The lease arrangement is considered a capital lease based on the terms of the new arrangement.  Lease payments for the years ended December 31, 2013, 2012 and 2011 were $0.6 million, $0.6 million and $0.8 million, respectively.

19.                               COMMITMENTS AND CONTINGENCIES

Commitments—The ARLP Partnership leases buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. The ARLP Partnership also has a noncancelable lease with SGP (Note 18) and a noncancelable lease for equipment under a capital lease obligation. Future minimum lease payments are as follows (in thousands):

		Other Operating Leases
Year Ending December 31,	Capital Lease	Affiliate	Others	Total

2014	$2,178	$240	$1,897	$2,137
2015	2,142	-	1,552	1,552
2016	2,100	-	1,552	1,552
2017	1,504	-	1,552	1,552
2018	1,461	-	1,057	1,057
Thereafter	14,453	-	-	-
Total future minimum lease payments	$23,838	$240	$7,610	$7,850
Less: amount representing interest	(5,415)
Present value of future minimum lease payments	18,423
Less: current portion	(1,288)
Long-term capital lease obligation	$17,135

Rental expense (including rental expense incurred under operating lease agreements) was $5.1 million for the years ended December 31, 2013 and 2012 and $5.3 million for the year ended December 31, 2011.

Contractual Commitments—In connection with planned capital projects, the ARLP Partnership had contractual commitments of approximately $66.2 million at December 31, 2013.  As of December 31, 2013, the ARLP Partnership had no commitments to purchase, from external production sources, coal in 2014.

On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction.  The ARLP Partnership’s initial investment funding to White Oak at the Transaction date was $69.5 million and the ARLP Partnership has funded to White Oak $216.7 million between the Transaction Date and December 31, 2013.  The ARLP Partnership has committed to fund total expenditures for the project of approximately $300.5 million to $425.5 million from the Transaction Date through the next year which includes the funding made to White Oak through December 31, 2013 discussed above.  On the Transaction Date, the ARLP Partnership also entered into a coal handling and services agreement, pursuant to which it constructed and is operating a preparation plant and other surface facilities.  The ARLP Partnership plans to utilize existing cash balances, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity to fund the commitments to the White Oak project.  For more information on the White Oak transactions, please read Note 12.

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

Other—Effective October 1, 2013, the ARLP Partnership renewed its annual property and casualty insurance program.  The aggregate maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90 or 120-day waiting period for underground business interruption depending on the mining complex and a $10.0 million overall aggregate deductible.  The ARLP Partnership may experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

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

		Year Ended December 31,
	Segment (Note 21)	2013	2012	2011

Customer A	Illinois Basin	$ 319,932	$ 336,560	$ 231,838
Customer B	Illinois Basin	263,582	243,339	249,047

Trade accounts receivable from these customers totaled approximately $45.8 million and $58.9 million at December 31, 2013 and 2012, respectively.  The ARLP Partnership’s bad debt experience has historically been insignificant.  Financial conditions of the ARLP Partnership’s customers could result in a material change to its bad debt expense in future periods.  The coal supply agreements with the ARLP Partnership’s significant customers expire in 2016.

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal’s Dotiki mining complex, Gibson County Coal’s mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior’s mining complex, Sebree Mining’s mining complex, which includes the Onton mine, and River View’s mining complex.  The development of the Gibson South mine is currently underway.  For information regarding the acquisition of the Onton mine, which was added to the Illinois Basin segment in April 2012, please see Note 3.

The Central Appalachian reportable segment is comprised of two operating segments, the MC Mining and Pontiki mining complexes.  The Pontiki mining complex ceased operations in November 2013.  For more information regarding the Pontiki mining complex, please see Note 4.

The Northern Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex and the Penn Ridge property.  The Mettiki mining complex includes Mettiki Coal (WV)’s Mountain View mine, Mettiki Coal’s preparation plant and a small third-party mining operation which has been idled since July 2013.  In May 2012, longwall production began at the Tunnel Ridge mine.  The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

The White Oak reportable segment is comprised of two operating segments, WOR Processing and WOR Properties.  WOR Processing includes both the surface operations at White Oak                  and the equity investment in White Oak.  WOR Properties owns coal reserves acquired from White Oak with a lease-back arrangement (Note 12).

Other and Corporate includes the ARLP Partnership and AHGP’s marketing and administrative expenses, ASI and its subsidiary, Matrix Design, Alliance Design (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”) and ASI’s ownership of aircraft (Note 18), the Mt. Vernon dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in MAC and certain activities of Alliance Resource Properties.

Reportable segment results as of and for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Illinois	Central	Northern		Other and	Elimination
	Basin	Appalachia	Appalachia	White Oak	Corporate	(1)	Consolidated
	(in thousands)

Reportable segment results as of and for the year ended December 31, 2013 were as follows:

Total revenues (2)	$ 1,629,089	$ 169,520	$ 377,640	$2,194	$ 39,847	$ (13,091)	$ 2,205,199
Segment Adjusted EBITDA Expense (3)	951,686	125,323	292,627	2,112	40,245	(13,091)	1,398,902
Segment Adjusted EBITDA (4)(5)	657,404	43,973	72,594	(25,229)	472	-	749,214
Total assets (6)	1,077,231	72,196	525,586	317,361	135,380	(1,075)	2,126,679
Capital expenditures (7)	232,676	10,380	63,510	40,185	7,672	-	354,423

Reportable segment results as of and for the year ended December 31, 2012 were as follows:

Total revenues (2)	$ 1,499,976	$ 157,311	$ 335,099	$-	$ 58,072	$ (16,528)	$ 2,033,930
Segment Adjusted EBITDA Expense (3)	894,769	131,148	277,736	(1,347)	53,005	(16,528)	1,338,783
Segment Adjusted EBITDA (4) (5)	593,054	25,712	47,933	(13,987)	5,751	-	658,463
Total assets (6)	1,042,719	87,068	537,042	226,714	66,396	(1,099)	1,958,840
Capital expenditures (7)	219,029	33,817	109,039	85,671	11,676	-	459,232

Reportable segment results as of and for the year ended December 31, 2011 were as follows:

Total revenues (2)	$ 1,313,148	$ 206,323	$ 274,233	$-	$ 64,667	$ (15,168)	$ 1,843,203
Segment Adjusted EBITDA Expense (3)	786,116	151,101	203,317	155	59,526	(15,168)	1,185,047
Segment Adjusted EBITDA (4) (5)	505,113	53,729	62,395	(4,407)	5,983	-	622,813
Total assets (6)	787,923	96,099	452,407	89,690	309,213	(855)	1,734,477
Capital expenditures (7)	153,118	28,477	137,040	51,198	2,887	-	372,720

(1)         The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from Matrix Group to the ARLP Partnership’s mining operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Year Ended December 31,
	2013	2012	2011

Segment Adjusted EBITDA Expense	$1,398,902	$1,338,783	$1,185,047

Outside coal purchases	(2,030)	(38,607)	(54,280)
Other income	1,891	3,115	983
Operating expenses (excluding depreciation, depletion and amortization)	$1,398,763	$1,303,291	$1,131,750

(4)         Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, asset impairment charge and general and administrative expenses.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership’s revenues and operating expenses, which are primarily controlled by our segments.

Consolidated Segment Adjusted EBITDA is reconciled to net income below (in thousands):

	Year Ended December 31,
	2013	2012	2011

Consolidated Segment Adjusted EBITDA	$749,214	$658,463	$622,813
General and administrative	(65,231)	(62,713)	(54,991)
Depreciation, depletion and amortization	(264,911)	(218,122)	(160,335)
Asset impairment charge	-	(19,031)	-
Interest expense, net	(26,081)	(28,453)	(21,574)
Income tax (expense) benefit	(1,397)	1,082	430
Net income	$391,594	$331,226	$386,343

(5)         Includes equity in income (loss) of affiliates for the year ended December 31, 2013, 2012 and 2011 of $(25.3) million, $(15.3) million and $(4.3) million, respectively, included in the White Oak segment and $0.9 million, $0.7 million and $0.8 million, respectively, included in the Other and Corporate segment.

(6)         Total assets at December 31, 2013, 2012 and 2011 includes investments in affiliate of $128.7 million, $86.8 million and $38.5 million, respectively, included in the White Oak segment and $1.7 million, $1.7 million and $1.6 million, respectively, included in the Other and Corporate segment.

(7)         Capital expenditures shown above for the years ended December 31, 2013, 2012 and 2011 includes $25.3 million, $34.6 million and $50.8 million, respectively, for acquisition and development of coal reserves in our consolidated statements of cash flow.  Capital expenditures shown above excludes the Green River acquisition in April 2012 (Note 3).

22.                               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results in 2013 and 2012 is as follows (in thousands, except unit and per unit data):

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013 (1)

Revenues	$547,970	$553,478	$537,136	$566,615
Income from operations	111,764	115,067	97,565	117,226
Net income	102,384	103,573	86,750	98,887
Net income of AHGP	60,002	60,977	54,211	58,683

Basic and diluted net income per limited partner unit	$1.00	$1.02	$0.91	$0.98

Weighted average number of units outstanding – basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012 (2)	December 31, 2012 (1)

Revenues	$443,492	$529,772	$511,348	$549,318
Income from operations	91,501	103,886	68,561	106,184
Net income	82,486	93,881	58,733	96,126
Net income of AHGP	49,314	54,364	39,495	52,895

Basic and diluted net income per limited partner unit	$0.82	$0.91	$0.66	$0.88

Weighted average number of units outstanding – basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000

(1)           The comparability of our December 31, 2013 and 2012 quarterly results to other quarters presented were affected by a $12.9 million and $14.0 million, respectively, decrease in the ARLP Partnership’s workers’ compensation liability, excluding discount rate changes, due to the completion of its annual actuarial study, which reflected a favorable development in the ARLP Partnership’s disability emergence patterns and claims estimates (Note 17).

(2)           During the quarter ended September 30, 2012, the ARLP Partnership recorded a $19.0 million impairment of the carrying value of assets at the Pontiki mine (Note 4).

23.                               SUBSEQUENT EVENTS

Other than those events described in Notes 9, 12 and 14, there were no other subsequent events.

SCHEDULE II

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Balance At Beginning of Year	Additions Charged to Income	Deductions	Balance At End of Year
(in thousands)

2013
Allowance for doubtful accounts	$-	$-	$-	$-

2012
Allowance for doubtful accounts	$-	$-	$-	$-

2011
Allowance for doubtful accounts	$-	$-	$-	$-

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.  As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of December 31, 2013.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the AHGP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  The AHGP Partnership’s internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements.  Our controls are designed to provide reasonable assurance that the AHGP Partnership’s assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the AHGP Partnership’s internal control over financial reporting.  Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2013 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the AHGP Partnership.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992).  Based on our assessment, management concluded that, as of December 31, 2013, the AHGP Partnership’s internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Ernst & Young LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting.  There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance GP, LLC

and the Partners of Alliance Holdings GP, L.P.

We have audited Alliance Holdings GP, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alliance Holdings GP, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alliance Holdings GP, L.P. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 28, 2014

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE GENERAL PARTNER

As is commonly the case with publicly traded limited partnerships, we are managed and operated by our general partner.  The following table shows information for executive officers and members of the Board of Directors of our general partner as of the date of the filing of this Annual Report on Form 10-K.  Executive officers and directors are elected until death, resignation, retirement, disqualification, or removal.

Name	Age	Position With Our General Partner [1]

Joseph W. Craft III	63	Chairman of the Board, President and Chief Executive Officer

Brian L. Cantrell	54	Senior Vice President and Chief Financial Officer

R. Eberley Davis	56	Senior Vice President, General Counsel and Secretary

Robert G. Sachse	65	Executive Vice President—Marketing

Charles R. Wesley	59	Executive Vice President

Thomas M. Wynne	57	Senior Vice President and Chief Operating Officer

Thomas M. Davidson, Sr.	77	Director and Member of Audit and Conflicts* Committees

Robert J. Druten	66	Director and Member of Audit and Conflicts Committees

Michael J. Hall	69	Director and Member of Audit* Committee

*  Indicates Chairman of Committee

1   Messrs. Sachse, Wesley and Wynne are officers of subsidiaries of our general partner as noted in their biographies below.

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

From 2003 to February 2007, Mr. Davis practiced law in the Lexington, Kentucky office of Stoll Keenon Ogden PLLC.  Prior to joining Stoll Keenon Ogden, Mr. Davis was Vice President, General Counsel and Secretary of Massey Energy Company for one year.  Mr. Davis also served in various positions, including Vice President and General Counsel, for Lodestar Energy, Inc. from 1993 to 2002.  Mr. Davis is an alumnus of the University of Kentucky, where he received a Bachelor of Arts degree in Economics and his Juris Doctorate degree.  He also holds a Masters of Business Administration degree from the University of Kentucky.  Mr. Davis is a Trustee of the Energy and Mineral Law Foundation, and a member of the American and Kentucky Bar Associations.

Robert G. Sachse has been Executive Vice President of MGP since August 2000.  Effective November 1, 2006, Mr. Sachse assumed responsibility for the ARLP Partnership’s coal marketing, sales and transportation functions.  Mr. Sachse was also Vice Chairman of ARLP’s managing general partner from August 2000 to January 2007.  Mr. Sachse was Executive Vice President and Chief Operating Officer of MAPCO Inc. from 1996 to 1998 when MAPCO merged with The Williams Companies.  Following the merger, Mr. Sachse had a two year non-compete consulting agreement with The Williams Companies.  Mr. Sachse held various positions while with MAPCO Coal Inc. from 1982 to 1991, and was promoted to President of MAPCO Natural Gas Liquids in 1992.  Mr. Sachse holds a Bachelor of Science degree in Business Administration from Trinity University and a Juris Doctorate degree from the University of Tulsa.

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

Michael J. Hall became a Director in March 2006.  Mr. Hall is Chairman of the Audit Committee.  Since March 2003, Mr. Hall has also been a Director of MGP, the managing general partner of ARLP.  He is currently Chairman of MGP’s Audit Committee and a member of the Compensation Committee.  Mr. Hall is Chairman of the Board of Directors of Matrix Service Company (“Matrix”) (NASDAQ: MTRX).  Previously, Mr. Hall served as President and Chief Executive Officer of Matrix from March 2005 until he retired in November 2006.  Mr. Hall also served as Vice President—Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 to May 2004.  Mr. Hall became a Director of Matrix in October 1998, and was elected Chairman of its Board in November 2006.  Matrix is a company which provides general industrial construction and repair and maintenance services principally to the petroleum, petrochemical, power, bulk storage terminal, pipeline and industrial gas industries.  Prior to working for Matrix, Mr. Hall was Vice President and Chief Financial Officer of Pexco Holdings, Inc., Vice President—Finance and Chief Financial Officer for Worldwide Sports & Recreation, Inc., an affiliated company of Pexco, and worked for T.D. Williamson, Inc., as Senior Vice President, Chief Financial and Administrative Officer, and Director of Operations—Europe, Africa and Middle East Region.  Mr. Hall was a member and Chairman of the Board of Directors of Integrated Electrical Services, Inc. (NASDAQ: IESC) and served in that capacity from May 2006 to February 2011, and was a member of its audit, compensation and nominating/governance committees.  Mr. Hall served as Chairman of the Board of Directors of American Performance Funds, was a member of its audit and nominating committees and served as independent trustee from July 1990 to May 2008.  Mr. Hall holds a Bachelor of Science degree in Accounting from Boston College and a Masters of Business Administration from Stanford University.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Hall should serve as a Director include his long history of service in senior corporate leadership positions, his significant knowledge of the energy industry, and his extensive expertise and experience in financial reporting matters gained from his service as Chief Financial Officer of a public company.

Board of Directors

The leadership structure of our Board of Directors has been consistent since the Partnership’s inception.  Mr. Craft, our President and Chief Executive Officer, is also the Chairman of our Board of Directors.  We believe this structure is appropriate given Mr. Craft’s significant ownership position in and proven leadership of the Partnership.

Our Board of Directors generally administers its risk oversight function through the board as a whole.  Our President and Chief Executive Officer, who reports to the Board of Directors, and the other executives named above, who report to our President and Chief Executive Officer, have day-to-day risk management responsibilities.  At the Board of Directors request, each of these executives attends the meetings of our Board of Directors, where the Board of Directors routinely receives reports on our financial results, the status of our operations and our safety performance, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management.  Our Directors also regularly attend the meetings of the MGP Board of Directors where similar reports regarding the ARLP Partnership, as well as reports regarding the status of the ARLP Partnership operations and safety performance, are made.  In addition, management provides periodic reports of the Partnership’s financial and operational performance to each member of the Board of Directors.  The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from the Partnership’s internal auditor, who reports directly to the Audit Committee, and reviews the Partnership’s contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors.  In addition, meetings of the Audit Committee typically are held concurrently with meetings of the MGP Audit Committee.

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

Report of the Audit Committee

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors.  Management has primary responsibility for the financial statements and the reporting process including the systems of internal controls.  The Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm and assists the Board of Directors by conducting its own review of our:

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

In fulfilling its oversight and other responsibilities, the Audit Committee met nine times during 2013.  The Audit Committee’s activities included, but were not limited to: (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2013, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor.  Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter.  The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

Our independent registered public accounting firm, Ernst & Young LLP, is responsible for expressing an opinion on the conformity of the audited financial statements with GAAP.  The Audit Committee reviewed with Ernst & Young LLP its judgment as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

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

Communications with the Board

Unitholders or other interested parties can contact any director or committee of the Board of Directors by writing to them c/o Senior Vice President, General Counsel and Secretary, P. O. Box 22027, Tulsa, Oklahoma 74121-2027.  Comments or complaints relating to our accounting, internal accounting controls or auditing matters will also be referred to members of the Audit Committee.  The Audit Committee has procedures for (a) receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and (b) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2013 none of our officers and directors were delinquent with respect to any of the filing requirements under Rule 16(a).

ITEM 11.              EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The executive officers named in our Summary Compensation Table—(i) the President and Chief Executive Officer of our general partner, our principal executive officer, (ii) the Senior Vice President and Chief Financial Officer of our general partner, our principal financial officer, and (iii) our three most highly compensated executive officers for 2013 (collectively, the “Named Executive Officers”)—are also executive officers of MGP, ARLP’s managing general partner, of which we own 100% of the members interest.  Our Named Executive Officers are also named in the Summary Compensation Table in Item 11 of the 2013 Form 10-K for ARLP.  The compensation of our Named Executive Officers described below is their compensation as executive officers of MGP.  We do not provide our Named Executive Officers any additional compensation.

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

We reimburse the ARLP Partnership for a portion of the compensation expense for certain of our Named Executive Officers pursuant to the Administrative Services Agreement.  Based on the estimated time spent managing our affairs, the Board of Directors agreed that 5%, 4% and 8%, respectively, of the 2013 base salaries of Mr. Craft, the President and Chief Executive Officer of our general partner, Mr. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, and Mr. Davis, the Senior Vice President, General Counsel and Secretary of our general partner, would be allocated to us.  None of the 2013 base salaries of Messrs. Sachse and Wynne were allocated to us.  In addition, for 2013 we paid the ARLP Partnership a stipulated benefit burden equal to 40% of allocated base salary.  We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes.  The Board of Directors reviews these allocations annually to determine whether they are appropriate.  Please see “Item 13. —Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

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

Role of Executive Officers

Each year, the President and Chief Executive Officer of MGP submits recommendations to the MGP Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to the Named Executive Officers, excluding himself.  The President and Chief Executive Officer bases his recommendations on his assessment of each executive’s performance, experience, demonstrated leadership, job knowledge and management skills.  The MGP Compensation Committee considers the recommendations of the President and Chief Executive Officer of MGP as one factor in making compensation decisions regarding the Named Executive Officers.  Historically, and in 2013, the MGP Compensation Committee and the President and Chief Executive Officer have been substantially aligned on decisions regarding compensation of the Named Executive Officers.  As executive officers are promoted or hired during the year, the President and Chief Executive Officer makes compensation recommendations to the MGP Compensation Committee and works closely with the MGP Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the MGP Compensation Committee.  At the direction of the MGP Compensation Committee, the President and Chief Executive Officer and the Senior Vice President, General Counsel and Secretary of MGP attend certain meetings of the MGP Compensation Committee.

Role of Compensation Consultants

The MGP Compensation Committee engaged Mercer (US) Inc. (“Mercer”) as an outside compensation consultant to assist it in collecting and analyzing peer group compensation information and in assessing the competitiveness of the ARLP Partnership’s compensation program for 2013.  Mercer took instructions from and reported to the Chairman of the MGP Compensation Committee.  Mercer reviewed published survey data and peer group proxy information, and provided a comparative analysis of competitive practices regarding base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.

Mercer analyzed survey sources published by Mercer and Watson Wyatt to collect compensation data for companies of similar size based on annual revenue.  Mercer’s peer group proxy analysis included CONSOL Energy Inc., Arch Coal, Inc., Alpha Natural Resources Inc., Walter Energy, Inc., Patriot Coal Corp., James River Coal Company, Oxford Resource Partners, LP, Natural Resource Partners L.P. and Rhino Resource Partners LP.  This peer group was selected by Mercer and approved by the MGP Compensation Committee.

The MGP Compensation Committee also engaged Mercer to review the competitiveness of the 2013 compensation of the ARLP Partnership’s non-employee directors.  Otherwise, Mercer did not provide any non-executive compensation services for ARLP during 2013.

Use of Peer Group Comparisons and Survey Data

The MGP Compensation Committee believes that it is important to review and compare the ARLP Partnership’s performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually.  In setting executive compensation in 2013, the MGP Compensation Committee reviewed the compensation information compiled by Mercer.  The MGP Compensation Committee uses the peer group and survey data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers.  The MGP Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

Consideration of Equity Ownership

Mr. Craft, the President and Chief Executive Officer, is evaluated and treated differently with respect to compensation than our other Named Executive Officers, as is Mr. Wesley, Executive Vice President of MGP (and an MGP Director).  Mr. Craft and Mr. Wesley and their related entities own significant equity positions in us, and therefore the interests of Mr. Craft and Mr. Wesley are directly aligned with those of our unitholders.  Mr. Craft has not received an increase in base salary since 2002 and has not received a bonus under the Short-Term Incentive Plan of Alliance Resource Partners, L.P. (“STIP”) or any grants of ARLP Long-Term Incentive Plan (“ARLP LTIP”) awards since 2005.  Mr. Wesley has not received a bonus under the STIP since 2008 or any grants of ARLP LTIP awards since 2006.

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

Each of our Named Executive Officers also receives supplemental retirement benefits through the Supplemental Executive Retirement Plan (“SERP”).  In addition, all executive officers are entitled to customary benefits available to the ARLP Partnership’s employees generally, including group medical, dental, and life insurance and participation in the ARLP Partnership’s profit sharing and savings plan (“PSSP”).  The ARLP Partnership’s PSSP is a defined contribution plan and includes an employer matching contribution of 75% on the first 3% of eligible compensation contributed by the employee, an employer non-matching contribution of 0.75% of eligible compensation, and an employer supplemental contribution of 5% of eligible compensation.  The PSSP provides an additional means of attracting and retaining qualified employees by providing tax-advantaged opportunities for employees to save for retirement.

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

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of the core mining business.  (EBITDA for the ARLP Partnership is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the STIP each year is dependent on the ARLP Partnership’s actual financial results for the year compared to the annual performance target, and it increases in relationship to the ARLP Partnership’s EBITDA, as adjusted, exceeding the minimum threshold.  The MGP Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion.  In 2013, the MGP Compensation Committee approved a minimum financial performance target of $513.6 million in EBITDA from the ARLP Partnership’s current operations, normalized by excluding any charges for unit-based compensation and affiliate contributions, if any, and the ARLP Partnership exceeded the minimum target.

Awards to its Named Executive Officers each year are determined by and in the discretion of the MGP Compensation Committee.  However, the MGP Compensation Committee does not establish individual target payout amounts for the Named Executive Officers’ STIP awards or otherwise communicate with the Named Executive Officers regarding their STIP awards or the payout amounts thereunder until the individual STIP awards are paid.  As it does when reviewing base salaries, in determining individual awards under the STIP the MGP Compensation Committee considers its assessment of the individual’s performance, the ARLP Partnership’s financial performance, comparative compensation data of companies in our peer group and the recommendation of the President and Chief Executive Officer of MGP.  The compensation expense associated with STIP awards is recognized by the ARLP Partnership in the year earned, with the cash awards payable in the first quarter of the following calendar year.  Termination of employment of an executive officer for any reason prior to payment of a cash award will result in forfeiture of any right to the award, unless and to the extent waived by the MGP Compensation Committee in its discretion.

The performance measure for the STIP in 2014 will be EBITDA for current operations, excluding charges for unit-based and directors’ compensation and affiliate contributions, if any.  As discussed above, the MGP Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out.  The MGP Compensation Committee believes that STIP performance criteria for 2014 will be reasonably difficult to achieve and therefore support the key compensation objectives discussed above.

Equity Awards under the ARLP LTIP

Equity compensation pursuant to the ARLP LTIP is a key component of the ARLP Partnership’s executive compensation program.  The ARLP LTIP is sponsored by Alliance Coal.  Under the ARLP LTIP, grants may be made of either (a) restricted ARLP units or (b) options to purchase ARLP common units, although to date, no grants of options have been made.  The MGP Compensation Committee has authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period.  Annual grant levels for designated participants (including the Named Executive Officers) are recommended by MGP’s President and Chief Executive Officer, subject to review and approval by the MGP Compensation Committee.  Grant levels are intended to support the objectives of the comprehensive compensation package described above.  The ARLP LTIP grants provide the Named Executive Officers with the opportunity to achieve a meaningful ownership stake in the ARLP Partnership, thereby assuring that their interests are aligned with its success.  Even though Mr. Craft has not been granted an award under the ARLP LTIP since 2005, the MGP Compensation Committee believes Mr. Craft’s interests are directly aligned with the interests of ARLP’s unitholders as a result of his ownership positions.  There is no formula for determining the size of awards to any individual recipient and, as it does when reviewing base salaries and individual STIP payments, the MGP Compensation Committee considers its assessment of the individual’s performance, the ARLP Partnership’s financial performance, compensation levels at peer companies in the coal industry and the recommendation of the President and Chief Executive Officer.  Amounts realized from prior grants, including amounts realized due to changes in the value of ARLP’s common units, are not considered in setting grant levels or other compensation for its Named Executive Officers.

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

The performance target applicable to restricted unit awards under the ARLP LTIP is based on a normalized EBITDA measure, with that measure typically being the same as the STIP measure for the year of the grant.  The target, however, requires achieving an aggregate performance level for the three-year period.  The ARLP Partnership typically issues grants under the ARLP LTIP at the beginning of each year, with the exceptions of new employees who begin employment with the ARLP Partnership at some other time and job promotions that may occur at some other time.  The compensation expense associated with ARLP LTIP grants is recognized by the ARLP Partnership over the vesting period in accordance with FASB ASC 718, Compensation—Stock Compensation.

The policy of the MGP Compensation Committee is to grant restricted units pursuant to the ARLP LTIP to serve as a means of incentive compensation for performance.  Therefore, no consideration will be payable by the ARLP LTIP participants upon receipt of the common units.  Common units to be delivered upon the vesting of restricted units may be common units we already own, common units we acquire in the open market or from any other person, newly issued common units, or any combination of the foregoing.  If we issue new common units upon payment of the restricted units instead of purchasing them, the total number of common units outstanding will increase.

Grants for 2013 under the ARLP LTIP, made January 23, 2013, will cliff vest on January 1, 2016 provided the ARLP Partnership achieves a target level of aggregate EBITDA for current operations, excluding any charges for unit-based compensation and affiliate contributions, if any, for the period January 1, 2013 through December 31, 2015.  The most recent grants under the ARLP LTIP, made January 23, 2014, will cliff vest on January 1, 2017 provided the ARLP Partnership achieves a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors’ compensation and affiliate contributions, if any, for the period January 1, 2014 through December 31, 2016.  The ARLP LTIP provides the MGP Compensation Committee with discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant.  The MGP Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the ARLP LTIP will be reasonably difficult to satisfy and therefore support the key compensation objectives discussed above.

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

Effect of a Change in Control.  Upon a “change in control” as defined in the ARLP LTIP, all awards outstanding under the ARLP LTIP will automatically vest and become payable or exercisable, as the case may be, in full.  Please see “Item 11. Executive Compensation—Potential Payments Upon a Termination or Change of Control.”

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

Tax Deductibility of Compensation

With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code, we and the ARLP Partnership are a limited partnership and do not meet the definition of a “corporation” within the meaning of Section 162(m).  Accordingly, such limitations do not apply to compensation paid to the Named Executive Officers.

Perquisites and Personal Benefits

The ARLP Partnership provides a limited amount of perquisites and personal benefits to the Named Executive Officers in keeping with the MGP Compensation Committee’s objectives to provide competitive compensation to motivate and reward executive officers for creating sustainable, capital-efficient growth in available cash.  These perquisites and personal benefits typically include amounts for items such as tax preparation fees and social club dues, and are reviewed annually by the MGP Compensation Committee.

Board of Directors Compensation Report

The Board of Directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management.  Based on our Board of Directors’ review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Summary Compensation Table

The following table provides a summary of the total compensation paid to our Named Executive Officers by the ARLP Partnership for 2013.  We do not provide our Named Executive Officers any additional compensation.  Please see footnote (2) below for an explanation of the compensation amounts we reimburse to the ARLP Partnership.

Name and Principal Position	Year	Salary (2)	Bonus (1)	Unit Awards (3)	Option Awards (1)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (5)	Total

Joseph W. Craft III,	2013	$334,828	$-	$-	$-	$-	$-	$372,326	$707,154
President, Chief	2012	334,828	-	-	-	-	-	302,867	637,695
Executive Officer and	2011	334,828	-	-	-	-	-	262,995	597,823
Director

Brian L. Cantrell,	2013	275,000	-	451,664	-	370,000	-	65,901	1,162,565
Senior Vice President -	2012	259,773	-	370,388	-	287,000	-	64,426	981,587
Chief Financial Officer	2011	245,794	-	334,000	-	364,000	-	60,133	1,003,927

R. Eberley Davis	2013	310,000	-	494,707	-	415,000	-	84,432	1,304,139
Senior Vice President,	2012	291,002	-	500,903	-	300,000	-	81,901	1,173,806
General Counsel and	2011	272,447	-	334,000	-	370,000	-	75,284	1,051,731
Secretary

Robert G. Sachse,	2013	310,000	-	572,411	-	465,000	-	124,128	1,471,539
Executive Vice	2012	299,398	-	461,547	-	300,000	-	108,079	1,169,024
President-Marketing	2011	289,968	-	464,260	-	380,000	-	106,735	1,240,963

Thomas M. Wynne,	2013	359,000	-	651,186	-	400,000	-	74,427	1,484,613
Senior Vice President and	2012	335,164	-	510,937	-	300,000	-	70,390	1,216,491
Chief Operating Officer	2011	319,887	-	467,600	-	370,000	-	65,926	1,223,413

(1)         Column is not applicable.

(2)         The table below reflects the portion of the Named Executive Officers’ total compensation expense for 2013 allocated to us by the ARLP Partnership.  Based on the estimated time each Named Executive Officer spent managing our affairs in 2013, the Board of Directors agreed that 5%, 4% and 8%, respectively, of the beginning of the year base salaries of Messrs. Craft, Cantrell and Davis would be allocated to us.  In addition, for 2013, we were billed by the ARLP Partnership a stipulated benefit burden of 40% of allocated base salary.  We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes for the services provided by the Named Executive Officers to us.  Pursuant to the Administrative Services Agreement, this percentage allocation is applied to the total allocated base salary cost of all employees of the ARLP Partnership who provide services to us, not just our Named Executive Officers, and is applied without regard to the amount of actual bonus, if any, received by any particular employee.  Accordingly, the amounts shown are not indicative of the actual bonus, if any, received by Mr. Craft, Mr. Cantrell or Mr. Davis.

Name	Allocated Salary	Allocated Benefit Burden	Total Allocation of Compensation to Us	Allocated Salary as a % of Total Allocated Compensation
Joseph W. Craft III	$16,741	$6,696	$23,437	71.4%
Brian L. Cantrell	11,000	4,400	15,400	71.4%
R. Eberley Davis	24,800	9,920	34,720	71.4%

(3)         The Unit Awards represent the aggregate grant date fair value of equity awards granted (computed in accordance with FASB ASC 718) to each Named Executive Officer under the LTIP in the respective year.  Please see “Item 11.  Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the ARLP LTIP.”

(4)         Amounts represent the STIP bonus earned for the respective year.  STIP payments are made in the first quarter of the year following the year in which they are earned.  Other than this bonus, there were no other applicable bonuses earned or deferred associated with year 2013.  Please see “Item 11.  Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards.”

(5)         For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price of ARLP’s common units on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000.  A reconciliation of the amounts shown is as follows:

	Year	SERP	Profit Sharing Plan Employer Contribution	Perquisites (a)	Total

Joseph W. Craft	2013	$341,873	$20,400	$10,053	$372,326
	2012	282,867	20,000	-	302,867
	2011	243,395	19,600	-	262,995

Brian L. Cantrell	2013	45,501	20,400	-	65,901
	2012	44,426	20,000	-	64,426
	2011	40,533	19,600	-	60,133

R. Eberley Davis	2013	64,032	20,400	-	84,432
	2012	61,901	20,000	-	81,901
	2011	55,684	19,600	-	75,284

Robert G. Sachse	2013	78,228	20,400	25,500	124,128
	2012	76,617	20,000	11,462	108,079
	2011	70,764	19,600	16,371	106,735

Thomas M. Wynne	2013	54,027	20,400	-	74,427
	2012	50,390	20,000	-	70,390
	2011	46,326	19,600	-	65,926

a)             For Mr. Craft, the 2013 amount includes perquisites and other personal benefits comprised of club dues of $10,053.  For Mr. Sachse, the 2013 amount includes perquisites and other personal benefits totaling $25,500 comprised of club dues of $14,330 and tax preparation fees of $11,170, the 2012 amount includes perquisites and other personal benefits totaling $11,462 comprised of club dues and the 2011 amount includes perquisites and other personal benefits totaling $16,371, comprised of club dues of $13,091 and tax preparation fees of $3,280.

Grants of Plan-Based Awards Table

										All Other
										Option	Exercise
									All Other	Awards:	or Base
			Estimated Future Payouts Under Non-			Estimated Future Payouts Under			Unit	Number of	Price of	Grant Date
			Equity Incentive Plan Awards			Equity Incentive Plan Awards			Awards:	Securities	Options	Fair Value
			Threshold	Target		Threshold	Target	Maximum	Number of	Underlying	Awards	of Unit
Name	Grant Date	Approved Date	(8)	(7)	Maximum (8)	(4)	(2)	(4)	Units (3)	Options (1)	(1)	Awards (5)

Joseph W. Craft, III	February 14, 2013	(6)					-		1,193			$ 75,195
	May 15, 2013	(6)					-		1,084			81,300
	August 14, 2013	(6)					-		1,085			80,681
	November 14, 2013	(6)					-		1,111			83,214
	December 31, 2013	January 22, 2014		$ -			-		279			21,483
				-			-		4,752			341,873

Brian L. Cantrell	February 6, 2013	February 6, 2013					7,167		-			451,664
	February 14, 2013	(6)					-		73			4,601
	May 15, 2013	(6)					-		66			4,950
	August 14, 2013	(6)					-		66			4,908
	November 14, 2013	(6)					-		68			5,093
	December 31, 2013	January 22, 2014					-		337			25,949
		February 14, 2014		370,000			-		-			-
				370,000			7,167		610			497,165

R. Eberley Davis	February 6, 2013	February 6, 2013					7,850		-			494,707
	February 14, 2013	(6)					-		78			4,916
	May 15, 2013	(6)					-		71			5,325
	August 14, 2013	(6)					-		71			5,280
	November 14, 2013	(6)					-		73			5,468
	December 31, 2013	January 22, 2014					-		559			43,043
		February 14, 2014		415,000			-		-			-
				415,000			7,850		852			558,739

Robert G. Sachse	February 6, 2013	February 6, 2013					9,083		-			572,411
	February 14, 2013	(6)					-		107			6,744
	May 15, 2013	(6)					-		98			7,350
	August 14, 2013	(6)					-		98			7,287
	November 14, 2013	(6)					-		100			7,490
	December 31, 2013	January 22, 2014					-		641			49,357
		February 14, 2014		465,000			-		-			-
				465,000			9,083		1,044			650,639

Thomas M. Wynne	February 6, 2013	February 6, 2013					10,333		-			651,186
	February 14, 2013	(6)					-		97			6,114
	May 15, 2013	(6)					-		88			6,600
	August 14, 2013	(6)					-		88			6,544
	November 14, 2013	(6)					-		90			6,741
	December 31, 2013	January 22, 2014					-		364			28,028
		February 14, 2014		400,000			-		-			-
				$ 400,000			10,333		727			$ 705,213

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

(5)         The ARLP Partnership calculated the fair value of the ARLP LTIP awards using a value of $63.02 per unit, the unit price applicable for 2013 grants.  The ARLP Partnership calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted.  Phantom units granted under the SERP vest on the date granted.

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

Long-Term Incentive Plan

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

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

Name	Year	Salary and Bonus ($)	Total Compensation ($)	Salary and Bonus as a % of Total Compensation

Joseph W. Craft III	2013	$334,828	$707,154	47.3%
	2012	334,828	637,695	52.5%
	2011	334,828	597,823	56.0%

Brian L. Cantrell	2013	275,000	1,162,565	23.7%
	2012	259,773	981,587	26.5%
	2011	245,794	1,003,927	24.5%

R. Eberley Davis	2013	310,000	1,304,139	23.8%
	2012	291,002	1,173,806	24.8%
	2011	272,447	1,051,731	25.9%

Robert G. Sachse	2013	310,000	1,471,539	21.1%
	2012	299,398	1,169,024	25.6%
	2011	289,968	1,240,963	23.4%

Thomas M. Wynne	2013	359,000	1,484,613	24.2%
	2012	335,164	1,216,491	27.6%
	2011	319,887	1,223,413	26.1%

Outstanding ARLP Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexerciseable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price (1)	Option Expiration Date (1)	Market Value of Units That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested (3)

Joseph W. Craft III							-	$-

Brian L. Cantrell							16,929	1,303,533

R. Eberley Davis							19,290	1,485,330

Robert G. Sachse							21,967	1,691,459

Thomas M. Wynne							23,902	1,840,454

(1)         Column is not applicable.

(2)         Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2013.  Subject to our achieving financial performance targets, the units vested, or will vest, as follows:  For Mr. Cantrell, 5,000 units on January 1, 2014, 4,762 on January 1, 2015 and 7,167 on January 1, 2016; Mr. Davis, 5,000 units on January 1, 2014, 6,440 on January 1, 2015 and 7,850 on January 1, 2016; for Mr. Sachse, 6,950 units on January 1, 2014, 5,934 on January 1, 2015 and 9,083 on January 1, 2016; and for Mr. Wynne, 7,000 units on January 1, 2014, 6,569 on January 1, 2015 and 10,333 on January 1, 2016.  Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP.”  All grants of restricted units under the ARLP LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions the ARLP Partnership makes to unitholders during the vesting period.

(3)         Stated values are based on $77.00 per unit, the closing price of ARLP’s common units on December 31, 2013, the final market trading day of 2013.

Option Exercises and Units Vested Table

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (1)	Value Realized on Exercise (1)	Number of Units Acquired on Vesting (2)	Value Realized on Vesting (2)

Joseph W. Craft III			-	$-

Brian L. Cantrell			5,742	347,161

R. Eberley Davis			5,742	347,161

Robert G. Sachse			8,864	535,917

Thomas M. Wynne			8,409	508,408

(1)         Column is not applicable.

(2)         Amounts represent the number and value of restricted units granted under the ARLP LTIP that vested in 2013.  All of these units vested on January 1, 2013 and are valued at $60.46 per unit, the closing price on January 2, 2013, the first market trading date of 2013.  Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP.”

Pension Benefits Table

Name	Plan Name	Year	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year

Joseph W. Craft III	SERP	2013		$5,620,307	$-

Brian L. Cantrell	SERP	2013		365,904	-

R. Eberley Davis	SERP	2013		407,099	-

Robert G. Sachse	SERP	2013		550,858	-

Thomas M. Wynne	SERP	2013		479,864	-

(1)         Column not applicable because no provision of the SERP is affected by years of service.

(2)         Amounts represent the Named Executive Officer’s cumulative notional account balance of phantom units valued at $77.00, the closing price of ARLP’s common units on December 31, 2013, the final market trading day of 2013.  Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan.”

Narrative Discussion Relating to the Pension Benefits Table for 2013

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

The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in “Item 11. Pension Benefits Table for 2013” and the amounts each of the Named Executive Officers could receive under the ARLP LTIP have been previously disclosed in “Item 11. Outstanding ARLP Equity Awards at Fiscal Year-End 2013 Table”, in each case assuming the triggering event occurred on December 31, 2013.  In addition, if a Named Executive Officer’s employment were terminated as a result of one of certain enumerated events, the Named Executive Officer would receive an amount based on an allocation for the year of termination.  Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan” For additional information regarding the enumerated events and allocation determination.  The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

Director Compensation

The compensation of the directors of our general partner, AGP, is set by the Board of Directors.  Mr. Craft, the only employee director, receives no director compensation.  The directors of AGP devote 100% of their time as directors of AGP to the business of the AHGP Partnership.

Director Compensation Table for 2013

Name	Fees earned or Paid in Cash ($)(2)	Unit Awards ($) (4)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(3)	Total ($)

Thomas M. Davidson	$165,000	$15,382	$-	$-	$-	$-	$180,382
Robert J. Druten	-	181,020	-	-	-	3,850	184,870
Michael J. Hall	-	100,269	-	-	-	-	100,269

(1)         Column is not applicable.

(2)         Amounts represent annual retainer paid in cash.  Each non-employee director is eligible to defer all or part of the annual retainer pursuant to the AGP Deferred Compensation Plan that is administered by the Board of Directors.  Please see Narrative to Directors Compensation Table, below.

(3)         All Other Compensation for Mr. Druten includes matching charitable contributions made by us.  We match individual contributions of $25 or more to educational institutions and not-for-profit organizations on a one-to-one basis up to $5,000 per individual, per calendar year.

(4)         Amounts represent the grant date fair value of equity awards in 2013 related to deferrals of annual retainer and distributions earned on deferred units (computed in accordance with FASB ASC 718, using the same assumptions as used for financial reporting purposes).  Please see Narrative to Director Compensation Table, below.  At December 31, 2013, each director had the following number of “phantom” AHGP common units credited to his notional account under the AGP Deferred Compensation Plan:

Name	Deferred Compensation Plan (in Units)

Thomas M. Davidson	5,132

Robert J. Druten	8,702

Michael J. Hall	4,246

Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our Directors’ beneficial ownership of AHGP common units.

Narrative to Directors Compensation Table

Compensation for the non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis.  The annual retainer for calendar year 2013 was $155,000 for each director other than Mr. Hall, and $77,500 for Mr. Hall.  In addition, Mr. Davidson and Mr. Hall each was entitled to cash compensation of $10,000 for service as Chairman of the Conflicts Committee and Audit Committee, respectively.  Mr. Hall is also a director and chairman of the audit committee of MGP, the managing general partner of ARLP, and received like compensation for his service in those roles.  Directors have the option to defer all or part of their cash compensation pursuant to the AGP Deferred Compensation Plan by completing an election form prior to the beginning of each calendar year.  Only Messrs. Druten and Hall elected to defer cash compensation in 2013 pursuant to the Deferred Compensation Plan, deferring all of their cash compensation for 2013.

Pursuant to the AGP Deferred Compensation Plan, a notional account is established for deferred amounts of cash compensation and credited with notional common units of AHGP, described in the plan as “phantom” units.  The number of phantom units credited is determined by dividing the amount deferred by the average closing unit price for the ten trading days immediately preceding the deferral date.  When quarterly cash distributions are made with respect to AHGP common units, an amount equal to such quarterly distribution is credited to the notional account as additional phantom units.  Payment of accounts under the AGP Deferred Compensation Plan will be made in AHGP common units equal to the number of phantom units then credited to the director’s account.

Directors may elect to receive payment of the account resulting from deferrals during a plan year either (a) on the January 1 on or next following their separation from service as a director or (b) on the earlier of a specified January 1 or the January 1 on or next following their separation from service.  The payment election must be made prior to each plan year; if no election is made, the account will be paid on the January 1 on or next following the director’s separation from service.  The AGP Deferred Compensation Plan is administered by the Board of Directors, may change or terminate the plan at any time; provided, however, that accrued benefits under the plan cannot be impaired.

Upon any recapitalization, reorganization, reclassification, split of common units, distribution or dividend of securities on AHGP common units, our consolidation or merger, or sale of all or substantially all of our assets or other similar transaction which is effected in such a way that holders of common units are entitled to receive (either directly or upon subsequent liquidation) cash, securities or assets with respect to or in exchange for AHGP common units, the Board of Directors shall, in its sole discretion (and upon the advice of financial advisors as may be retained by the Board of Directors), immediately adjust the notional balance of phantom units in each director’s account under the AGP Deferred Compensation Plan to equitably credit the fair value of the change in the AHGP common units and/or the distributions (of cash, securities or other assets) received or economic enhancement realized by the holders of the AHGP common units.

Our Board of Directors has established a recommendation that each non-employee director should attain, by January 1, 2014 or five years following such person’s election to the Board of Directors, and thereafter maintain during service on the Board of Directors, ownership of equity of AHGP (including phantom equity ownership under the Deferred Compensation Plans with value of $220,000.

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

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of February 14, 2014, regarding the beneficial ownership of both our common units and the common units of ARLP by (a) each director of our general partner, (b) each executive officer identified in the Summary Compensation Table included in Item 11 above, (c) all such directors of our general partner and such executive officers as a group, and (d) each person or group known by our general partner to be the beneficial owner of more than 5% of our common units.  Our general partner is owned by C-Holdings, which is wholly owned by Mr. Craft.  As of February 14, 2014, AHGP owns 42.0% of the outstanding common units of ARLP, and AHGP owns, directly or indirectly, all of the outstanding limited liability company interests of MGP, the managing general partner of ARLP.  The address of each of ARLP, C-Holdings, AGP and, unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119.  Unless otherwise indicated in the footnotes to the table below, our common units and the common units of ARLP reflected as being beneficially owned by the listed directors and executive officers are held directly by such directors and officers.  The percentage of our common units beneficially owned is based on 59,863,000 common units outstanding as of February 14, 2014, and the percentage of common units of ARLP beneficially owned is based on 37,030,317 common units outstanding as of February 14, 2014.

	Alliance Holdings GP, L.P.		Alliance Resource Partners, L.P.
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)(2)(3)(7)	42,188,559	70.5%	15,902,620	42.9%
Thomas Davidson, Sr.	-	*	-	*
Robert J. Druten	14,049	*	-	*
Michael J. Hall	-	*	-	*
Brian L. Cantrell (6)(8)	26,500	*	36,722	*
R. Eberley Davis	7,500	*	19,067	*
Robert G. Sachse (5)(9)	20,000	*	37,392	*
Thomas M. Wynne (3)	684,525	1.1%	18,985	*
All directors and executive officers as a group (8 persons)	42,277,185	70.6%	16,014,786	43.2%

5% Common Unitholders
Management Group (4)	43,291,899	72.3%	N/A	N/A
Kathleen S. Craft (1)(2)	23,238,048	38.8%	-	*
Alliance Holdings GP, L.P.	N/A	N/A	15,544,169	42.0%
Neuberger Berman Group LLC	5,775,118	9.6%	N/A	N/A

*                      Less than one percent

Footnote related to AHGP Common Units Beneficial Ownership

(1)         The AHGP common units attributed to Mr. Craft consist of (i) 2,463,449 AHGP common units held by the JWC III Revocable Trust, of which Mr. Craft is trustee, (ii) 20,641,168 AHGP common units held by SGP (indirectly owned by Mr. Craft and Kathleen S. Craft), (iii) 315,941 AHGP common units held by Alliance Management Holdings III, LLC (“AMH III”), of which Mr. Craft may be deemed to be beneficial owner by virtue of his status as President and sole director of AMH III, and (iv) 18,768,001 AHGP common units held by the Management Group (some of whom are current or former members of management of ARLP) other than Mr. Craft with whom he may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in footnote (4) below.  Of the common units referenced in clause (ii) of this footnote, 5,200,000 common units are subject to a pledge granted by SGP under a Pledge Agreement, dated January 6, 2012, in favor of Wells Fargo Bank, N.A.  The filing of this report shall not be deemed an admission that Mr. Craft beneficially owns the AHGP common units referenced in clauses (iii) and (iv) of this footnote.

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

(3)        Mr. Wynne is part of the Management Group with whom Mr. Craft may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in clause (iv) of footnote (1) above and in footnote (4) below.  Of the 684,525 AHGP common units collectively held, directly and through family trusts, by Mr. Wynne, 663,948 AHGP common units represent a portion of the 18,768,001 AHGP common units attributed to Mr. Craft as referenced in clause (iv) of footnote (1) above.  Accordingly, in order to avoid double counting, those 663,948 AHGP common units were not included in the line item of the above table entitled “All directors and executive officers as a group (8 persons)” for the calculation of the aggregate number of AHGP common units beneficially owned by the listed officers and directors, and the corresponding percentage calculation.

(4)         Members of the Management Group are parties to a Transfer Restrictions Agreement that contains certain provisions (e.g., drag-along rights granted to Mr. Craft) that, pursuant to Exchange Act Rule 13d-5(b), may cause the Management Group to be deemed to comprise a group under Exchange Act Rule 13d-5(b).  Accordingly, without affirming the existence of an Exchange Act Rule 13d-5(b) group, the Management Group made a Schedule 13D filing pursuant to Exchange Act requirements.  The Management Group’s 43,291,899 AHGP common units listed in the table above consist of (i) 23,420,558 AHGP common units owned, directly or indirectly, or attributed to Mr. Craft as described in clauses (i) through (iii) in footnote (1) above, and (ii) 19,871,341 AHGP common units held by the members of the Management Group other than Mr. Craft.

In addition to Mr. Craft, one other member of the Management Group, Thomas L. Pearson, individually holds more than 5% of AHGP’s common units.  Mr. Pearson holds directly and through trusts 3,493,557 AHGP common units, representing 5.8% of the AHGP common units outstanding.  The reference in clause (iv) of footnote (1) above to 18,768,001 AHGP common units beneficially held by Mr. Craft, includes 3,386,329 AHGP common units held by Mr. Pearson.

(5)         Of the common units held by Mr. Sachse, 20,000 AHGP common units are subject to a pledge agreement in favor of F&M Bank & Trust Co.

(6)         Of the common units held by Mr. Cantrell, 26,500 AHGP common units are subject to a pledge agreement in favor of MidFirst Bank.

Footnotes related to ARLP Common Units Beneficial Ownership

(7)     The ARLP common units attributed to Mr. Craft consist of (i) 357,451 ARLP common units held directly by him, (ii) 1,000 ARLP common units held by his son, and (iii) 15,544,169 ARLP common units held by AHGP.  Mr. Craft is Chairman of the Board of Directors and, through his ownership of C-Holdings, the indirect sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP (as described in footnote (1) above).  As of February 14, 2014, AHGP owned 42.0% of ARLP’s common units.  Mr. Craft disclaims beneficial ownership of the ARLP common units held by AHGP except to the extent of his pecuniary interest therein.

(8)         Of the common units held by Mr. Cantrell, 24,758 ARLP common units are subject to a pledge agreement in favor of MidFirst Bank.

(9)         Of the common units held by Mr. Sachse, 19,996 ARLP common units are subject to a pledge agreement in favor of F&M Bank & Trust Co.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2013	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2013

Equity compensation plans approved by unitholders:
ARLP Long-Term Incentive Plan	347,766	N/A	2,042,002
AHGP Long-Term Incentive Plan	-	N/A	5,215,000
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	142,091	N/A	N/A
MGP Deferred Compensation Plan for Directors	31,569	N/A	N/A
AGP Deferred Compensation Plan for Directors	18,080	N/A	N/A

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of December 31, 2013, we owned 15,544,169 common units of ARLP, representing 42.1% of its outstanding common units.  In addition, as of December 31, 2013 the Management Group owned approximately 38.5% of our outstanding common units, and ARLP’s special general partner owned approximately 34.5%.

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

Transactions Between Us, ARLP, SGP, SGP Land, AGP, C-Holdings, ARH, and ARH II

The Board of Directors of our general partner and its conflicts committee review our related-party transactions to determine that each such transaction reflects market-clearing terms and conditions customary in the coal industry.  As a result of these reviews, the Board of Directors and its conflicts committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business.  The amounts billed by AGP to us totaled $0.5 million for the year ended December 31, 2013 for costs principally related to the AGP Deferred Compensation Plan.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP.  The Administrative Services Agreement supersedes the administrative services agreement signed in connection with our IPO in 2006.  Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates.  The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement.  We paid the ARLP Partnership $0.4 million under this agreement for the year ended December 31, 2013.  The ARLP Partnership also billed and recognized administrative service revenue under this agreement of $0.1 million for the year ended December 31, 2013 from ARH II.

The ARLP Partnership’s Related-Party Transactions

The MGP Board of Directors and its conflicts committee review the ARLP Partnership’s related-party transactions to determine that each such transaction reflects market-clearing terms and conditions customary in the coal industry.  As a result of these reviews, the MGP Board of Directors and its conflicts committee approved each of the transactions described below as fair and reasonable to the ARLP Partnership and its limited partners.

Affiliate Contribution

During December 2013, an affiliated entity controlled by Mr. Craft contributed to us $2.2 million for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses.  Upon our receipt of the contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal.  The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

White Oak Transactions

On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction.  The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition, lease-back and development of certain reserves and surface rights, a coal handling and services agreement and a loan for surface facilities.  For more information about White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions.”

White Oak also has agreements with the ARLP Partnership’s subsidiaries for the purchase of various services and products.  For the years ended December 31, 2013, the ARLP Partnership earned $2.4 million for services and products provided to White Oak, which are included in “Other sales and operating revenues” on our consolidated statements of income.

SGP Land, LLC

SGP Land is owned by ARLP’s special general partner, SGP, which is owned indirectly by Mr. Craft and Kathleen S. Craft.

In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid.  MC Mining paid royalties of $1.9 million during the year ended December 31, 2013.  As of December 31, 2013, $0.8 million of advance minimum royalties paid under the lease is available for recoupment.

SGP

In 2005, Tunnel Ridge entered into a coal lease agreement with SGP, ARLP’s special general partner, requiring advance minimum royalty payments of $3.0 million per year.  As of December 31, 2013, Tunnel Ridge had paid $17.1 million of advance minimum royalty payments pursuant to the lease which are available for recoupment.  The advance royalty payments are fully recoupable against earned royalties.  Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP.  Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million.  Lease expense was $0.2 million for the year ended December 31, 2013.

The ARLP Partnership has a noncancelable lease arrangement for the Gibson North mine’s coal preparation plant and ancillary facilities with SGP.  The lease arrangement is considered a capital lease based on the terms of the arrangement.    Lease payments for the year ended December 31, 2013 were $0.6 million.

Joseph W. Craft III

The ARLP Partnership’s subsidiary, ASI, has a time-sharing agreement with Mr. Craft and Mr. Craft’s affiliate, JC Land, concerning their use of aircraft owned by ASI for purposes other than the ARLP Partnership’s business.  In accordance with the provisions of that agreement, Mr. Craft and JC Land paid ASI $0.1 million for the year ended December 31, 2013 for use of the aircraft.  In addition, Alliance Coal has a time-sharing agreement with JC Land concerning Alliance Coal’s use of an airplane owned by JC Land.  In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.3 million for the year ended December 31, 2013 for use of the aircraft.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots hired by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.  JC Land paid the ARLP Partnership $0.1 million in 2013 pursuant to this agreement.

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

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young LLP is our independent registered public accounting firm.  Fees paid to Ernst & Young LLP during the last two fiscal years were as follows:

Audit Fees.  Fees for audit services provided for each of the years ended December 31, 2013 and 2012 were $0.1 million.  Audit services consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

Audit-Related Fees.  There were no audit-related fees for the years ended December 31, 2013 and 2012.

Tax Fees.  Fees for tax services provided for each of the years ended December 31, 2013 and 2012 were $0.1 million.  Tax services consist primarily of services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.  There were no other fees for the years ended December 31, 2013 and 2012.

In addition, ARLP paid audit, audit-related and tax fees of $1.3 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively.

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

(a)(2)                                                                  Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2013, 2012 and 2011, is set forth under Part II, Item 8. —Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)                         The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

2.1	Contribution Agreement by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC and Alliance Resources GP, LLC dated November 18, 2005	S-1	333-129883 051220816	2.1	11/22/2005

3.1	Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P., dated as of May 15, 2006	8-K	000-51952 06849300	3.1	05/17/2006

3.2	Amended and Restated Limited Liability Company Agreement of Alliance GP, LLC	8-K	000-51952 06849300	3.2	05/17/2006

3.3	Certificate of Limited Partnership of Alliance Holdings GP, L.P.	S-1	333-129883 051220816	3.1	11/22/2005

3.4	Certificate of Formation of Alliance GP, LLC	S-1	333-129883 051220816	3.3	11/22/2005

3.5(1)	Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 051159681	3.1	10/27/2005

3.6(1)	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.7(1)	Certificate of Limited Partnership of Alliance Resource Partners, L.P.	S-1	333-78845 99630855	3.6	05/20/1999

3.8(1)	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9(1)	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10(1)	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.4	04/01/2002

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.11(1)	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.5	04/01/2002

3.12(1)	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.6	04/01/2002

3.13(1)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L. P. dated October 25, 2007.	10-K	000-26823 08654096	3.10	02/29/2008

3.14	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.	10-K	000-51952 08673302	3.14	03/07/2008

4.1	Form of our Common Unit Certificate.	S-1	333-129883 06714705	4.1	03/28/2006

4.2	Form of Registration Rights Agreement.	S-1	333-129883 051220816	4.2	11/22/2005

10.1(2)	Alliance Holdings GP, L.P. Long-Term Incentive Plan	8-K	000-51952 06849300	10.1	05/17/2006

10.2	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-51962 11823219	10.1	05/09/2011

10.3	Revolving Credit Agreement dated May 15, 2006 between Alliance Holdings GP, L.P. and C-Holdings, LLC	8-K	000-51952 06849300	10.2	05/17/2006

10.4	Omnibus Agreement dated August 20, 1999 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P.	8-K	000-51952 06849300	10.3	05/17/2006

10.5	Amendment to Omnibus Agreement dated May 8, 2002 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P.	8-K	000-51952 06849300	10.4	05/17/2006

10.6	Second Amendment dated May 15, 2006 to the Omnibus Agreement amount Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, AMH II, LLC, Alliance Resource Holdings II, Inc., Alliance Management Holdings, LLC, Alliance Holdings GP, L.P. and Alliance GP, LLC	8-K	000-51952 06849300	10.5	05/17/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.7	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	8-K	000-51952 06849300	10.6	05/17/2006

10.8	Registration Rights Agreement dated May 15, 2006 among Alliance Holdings GP, L.P., Alliance GP, LLC and each of the other parties identified on the signature pages	10-Q	000-51952 061031259	10.7	08/14/2006

10.9	Transfer Restrictions Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, C-Holdings, LLC, Alliance Resource Holdings II, Inc. Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, and the individuals and trusts listed on the signature pages thereof	8-K	000-51952 06909836	4.1	06/16/2006

10.10	Amended and Restated Registration Rights Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC, and Alliance Resource GP, LLC	8-K	000-51952 06909836	4.2	06/16/2006

10.11	Amended and Restated Charter for the Audit Committee of the Board of Directors dated March 5, 2009	10-K	000-51952 09660970	10.12	03/06/2009

10.12(1)	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein	10-K	000-26823 583595	10.20	03/29/2000

10.13(1)	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.14(1)	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.15(1)	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.16(1)	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.17(1)(2)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.18(1)(2)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.19(1)(2)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.20(1)(2)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.21(1) (2)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.22(3)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-51952 12825338	10.1	05/09/2012

10.23(3)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.	10-Q/A	000-51952 12947665	10.2	07/05/2012

10.24	Guaranty by Alliance Resource Partners, L.P. dated March 16, 2012.	10-Q	000-51952 12825338	10.3	05/09/2012

10.25(1)	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.26(1)	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.27(1)(2)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

10.28(1)(2)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.29(1)(2)	Second Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan	10-K	000-26823 07660999	10.51	03/01/2007

10.30(1)(2)	Third Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan	8-K	000-51952 091143429	10.1	10/29/2009

10.31(1)(2)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.32(1)(2)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.33(1)(2)	First Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 07660999	10.53	03/01/2007

10.34(1)(2)	Second Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 08654096	10.55	02/29/2008

10.35(1)	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.36	Third Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Alliance Resource Operating Partners, L.P., as borrower, the initial lenders, initial issuing banks and swingline bank named therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC and Citigroup Global Markets Inc. as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association and Citibank, N.A., as syndication agents, and the other institutions named therein as documentation agents.	8-K	000-51952 12865664	99.1	05/24/2012

10.37	Amendment No. 1 to Revolving Credit Facility dated March 12, 2007 between Alliance Holdings GP, L.P. and C-Holdings, LLC	10-K	000-51952 07695716	10.63	03/15/2007

10.38	Amendment No. 2 to Revolving Credit Facility dated March 5, 2008 between Alliance Holdings GP, L.P. and C-Holdings, LLC	10-K	000-51952 08673302	10.67	03/07/2008

10.39(2)	Amended and Restated Alliance GP, LLC Directors Annual Retainer and Deferred Compensation Plan	10-K	000-51952 09660970	10.60	03/06/2009

10.40(2)	Amended and Restated Alliance GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-51952 11672462	10.47	03/08/2011

10.41	Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrow and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and JPMorgan Chase Bank, N.A. as Paying Agent and Citicorp USA, Inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global Markets Inc. and J.P. Morgan Securities In. as Joint Lead Arrangers and Joint Bookrunners	8-K	000-51952 071138110	99.1	09/27/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description		Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.42	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors		8-K	000-51952 08928983	10.1	07/01/2008

10.43	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors		8-K	000-51952 08928983	10.2	07/01/2008

10.44(1)(2)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan		10-K	000-26823 09647063	10.52	03/02/2009

10.45(1)(2)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011		10-K	000-26823 11645603	10.40	02/28/2011

10.46(1)(2)	Second Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors		10-K	000-26823 09647063	10.53	03/02/2009

10.47(1) (2)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011		10-K	000-26823 11645603	10.42	02/28/2011

10.48(1) (3)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC		10-Q	000-51952 091164905	10.2	11/06/2009

10.49	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.		10-Q	000-51952 10111584	10.1	08/09/2010

10.50	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.		10-Q	000-51952 10111584	10.2	08/09/2010

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers		10-K	000-51952 13656194	14.1	03/01/2013

21.1	List of Subsidiaries.

23.1	Consent of Ernst &Young LLP	.

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated February 28, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated February 28, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated February 28, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated February 28, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-K for the year ended December 31, 2013 filed in XBRL).

* Filed herewith (or furnished, in case of Exhibits 32.1 and 32.2).

(1)         Denotes Alliance Resource Partners, L.P. filings.

(2)         Denotes management contract or compensatory plan or arrangement.

(3)         Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act, as amended, and the omitted material has been separately filed with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 28, 2014.

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

Signature	Title	Date

/s/ Joseph W. Craft III Joseph W. Craft III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2014

/s/ Brian L. Cantrell Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ Michael J. Hall Michael J. Hall	Director	February 28, 2014

/s/ Thomas M. Davidson Thomas M. Davidson	Director	February 28, 2014

/s/ Robert J. Druten Robert J. Druten	Director	February 28, 2014