Form 10-Q
period 2014-06-30
Alliance Holdings GP, L.P.
filed 2014-08-08
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

       Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

[   ] Yes   [X] No

As of August 8, 2014, 59,863,000 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

ASSETS	June 30,	December 31,
	2014	2013

CURRENT ASSETS:
Cash and cash equivalents	$24,620	$98,375
Trade receivables	174,753	153,662
Other receivables	1,104	776
Due from affiliates	2,681	1,889
Inventories	54,491	44,214
Advance royalties	11,072	11,454
Prepaid expenses and other assets	5,741	16,264
Total current assets	274,462	326,634

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,703,121	2,645,872
Less accumulated depreciation, depletion and amortization	(1,067,836)	(1,031,493)
Total property, plant and equipment, net	1,635,285	1,614,379

OTHER ASSETS:
Advance royalties	19,021	18,813
Due from affiliate	11,361	11,560
Equity investments in affiliates	176,506	130,410
Other long-term assets	24,344	24,883
Total other assets	231,232	185,666
TOTAL ASSETS	$2,140,979	$2,126,679

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$90,274	$79,772
Due to affiliates	161	290
Accrued taxes other than income taxes	23,334	19,086
Accrued payroll and related expenses	43,307	47,105
Accrued interest	906	996
Workers’ compensation and pneumoconiosis benefits	9,287	9,065
Current capital lease obligations	1,306	1,288
Other current liabilities	13,622	18,625
Current maturities, long-term debt	248,000	36,750
Total current liabilities	430,197	212,977

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	533,750	831,250
Pneumoconiosis benefits	50,924	48,455
Accrued pension benefit	16,933	18,182
Workers’ compensation	53,334	54,949
Asset retirement obligations	76,404	80,807
Long-term capital lease obligations	16,383	17,135
Other liabilities	6,326	7,331
Total long-term liabilities	754,054	1,058,109
Total liabilities	1,184,251	1,271,086

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	544,530	500,070
Accumulated other comprehensive loss	(4,250)	(4,198)
Total AHGP Partners’ Capital	540,280	495,872
Noncontrolling interests	416,448	359,721
Total Partners’ Capital	956,728	855,593
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,140,979	$2,126,679

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

SALES AND OPERATING REVENUES:
Coal sales	$575,191	$541,574	$1,100,736	$1,076,083
Transportation revenues	5,810	4,971	11,815	11,905
Other sales and operating revenues	17,463	6,933	27,847	13,460
Total revenues	598,464	553,478	1,140,398	1,101,448

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	352,893	347,437	675,135	696,012
Transportation expenses	5,810	4,971	11,815	11,905
Outside coal purchases	2	790	4	1,392
General and administrative	20,268	17,006	38,167	32,719
Depreciation, depletion and amortization	67,052	68,207	133,893	132,589
Total operating expenses	446,025	438,411	859,014	874,617

INCOME FROM OPERATIONS	152,439	115,067	281,384	226,831
Interest expense (net of interest capitalized for the three and six months ended June 30, 2014 and 2013 of $61, $2,873, $833 and $5,404, respectively)	(8,748)	(6,218)	(16,811)	(12,836)
Interest income	417	178	806	312
Equity in loss of affiliates, net	(7,373)	(5,699)	(13,614)	(9,566)
Other income	323	353	629	627
INCOME BEFORE INCOME TAXES	137,058	103,681	252,394	205,368
INCOME TAX EXPENSE (BENEFIT)	-	108	-	(589)
NET INCOME	137,058	103,573	252,394	205,957
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(59,711)	(42,596)	(107,600)	(84,978)
NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$77,347	$60,977	$144,794	$120,979

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$1.29	$1.02	$2.42	$2.02
DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.8475	$0.7625	$1.675	$1.5025

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - BASIC AND DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

NET INCOME	$137,058	$103,573	$252,394	$205,957

OTHER COMPREHENSIVE (LOSS)/INCOME:

Defined benefit pension plan
Amortization of actuarial loss (1)	162	559	387	1,118
Total defined benefit pension plan adjustments	162	559	387	1,118

Pneumoconiosis benefits
Amortization of actuarial (gain)/loss (1)	(263)	167	(526)	335
Total pneumoconiosis benefits adjustments	(263)	167	(526)	335

OTHER COMPREHENSIVE (LOSS)/INCOME	(101)	726	(139)	1,453

COMPREHENSIVE INCOME	136,957	104,299	252,255	207,410

Less: Comprehensive income attributable to noncontrolling interest	(59,653)	(43,008)	(107,513)	(85,762)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$77,304	$61,291	$144,742	$121,648

(1)          Amortization of actuarial (gain)/loss is included in the computation of net periodic benefit cost (see Notes 8 and 10 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$378,416	$373,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(154,578)	(163,030)
Changes in accounts payable and accrued liabilities	2,608	(4,055)
Proceeds from sale of property, plant and equipment	19	9
Proceeds from insurance settlement for property, plant and equipment	4,512	-
Purchases of equity investments in affiliate	(60,000)	(47,500)
Payments to affiliate for acquisition and development of coal reserves	(1,401)	(18,860)
Advances/loans to affiliate	-	(2,531)
Net cash used in investing activities	(208,840)	(235,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under term loan	(6,250)	-
Borrowings under revolving credit facilities	142,800	77,000
Payments under revolving credit facilities	(222,800)	(90,000)
Payments on capital lease obligations	(734)	(584)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(2,991)	(3,015)
Distributions paid by consolidated partnership to noncontrolling interests	(53,085)	(48,748)
Distributions paid to Partners	(100,271)	(89,944)
Net cash used in financing activities	(243,331)	(155,291)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(73,755)	(18,171)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,375	31,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,620	$12,940

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,184	$17,660

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$20,532	$16,917
Market value of ARLP common units issued under ARLP’s Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$8,417	$8,583
Disposition of property, plant and equipment:
Net change in assets	$846	$-
Book value of liabilities transferred	(5,246)	-
Gain recognized	$(4,400)	$-

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

Organization and Formation

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “AHGP.”  We own directly and indirectly 100% of the members’ interest in MGP, ARLP’s managing general partner.  The ARLP Partnership is a diversified producer and marketer of coal to major United States (“U.S.”) utilities and industrial users.  ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership.  ARLP and the Intermediate Partnership were formed in May 1999, to acquire upon completion of ARLP’s initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc. (“ARH”), a Delaware corporation.  We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership.  ARH is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP as well as the President and Chief Executive Officer and a Director of MGP, and Kathleen S. Craft.  SGP, a Delaware limited liability company, holds a 0.01% general partner interest in each of ARLP and the Intermediate Partnership.

We are owned 100% by limited partners.  Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of June 30, 2014 and December 31, 2013, the results of our operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and the cash flows for the six months ended June 30, 2014 and 2013.  All of our intercompany transactions and accounts have been eliminated.  Net income attributable to Alliance Holdings GP, L.P. from within our accompanying condensed consolidated financial statements will be described as “Net Income of AHGP.”

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

On June 16, 2014, the ARLP Partnership completed a two-for-one split of its common units, whereby holders of record as of May 30, 2014 received a one unit distribution on each unit outstanding on that date.  The unit split resulted in the issuance of approximately 37.0 million ARLP common units.  Accordingly, AHGP received an additional 15,544,169 ARLP common units, which brought its total ownership to 31,088,338 ARLP common units.  All references to the number of ARLP units and distribution amounts included in this report have been adjusted to give effect for this unit split for all periods presented.  Provisions of ARLP’s partnership agreement affecting ARLP’s incentive distribution rights that we own have been amended to reflect the unit split.

Use of Estimates

The preparation of AHGP Partnership’s condensed consolidated financial statements in conformity with generally accepted accounting principles of the U.S. requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements.  Actual results could differ from those estimates.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  We are currently evaluating the effect of adopting ASU 2014-09 on January 1, 2017.

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At June 30, 2014 and December 31, 2013, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $793.8 million and $884.8 million, respectively, based on interest rates that it believes are currently available to it for issuance of debt with similar terms and remaining maturities (Note 5).  The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

5.                                    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013

ARLP Revolving credit facility	$170,000	$250,000
ARLP Senior notes	18,000	18,000
ARLP Series A senior notes	205,000	205,000
ARLP Series B senior notes	145,000	145,000
ARLP Term loan	243,750	250,000
	781,750	868,000
Less current maturities	(248,000)	(36,750)
Total long-term debt	$533,750	$831,250

The Intermediate Partnership has $18.0 million in senior notes (“ARLP Senior Notes”), $205.0 million in ARLP Series A and $145.0 million in ARLP Series B senior notes (collectively, the “2008 Senior Notes”), a $700.0 million revolving credit facility (“ARLP Revolving Credit Facility”) and a $243.8 million term loan (“ARLP Term Loan”) (collectively, with the ARLP Senior Notes, the 2008 Senior Notes and the ARLP Revolving Credit Facility, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. At June 30, 2014, current maturities include ARLP Senior Notes, due in August 2014, ARLP Series A Senior notes, due in June 2015, and a portion of the ARLP Term Loan.  The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.05 to 1.0 and 21.5 to 1.0, respectively, for the trailing twelve months ended June 30, 2014.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2014.

At June 30, 2014, the ARLP Partnership had borrowings of $170.0 million and $5.4 million of letters of credit outstanding with $524.6 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

6.                                    WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation currently under construction.  The transactions feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a construction loan.  The ARLP Partnership’s initial investment funding to White Oak at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and it funded an additional $278.1 million to White Oak between the Transaction Date and June 30, 2014.  The ARLP Partnership expects to fund a total of approximately $395.5 million to $425.5 million from the Transaction Date through December 31, 2015, which includes the funding made to White Oak through June 30, 2014 discussed above.  The ARLP Partnership expects to fund these additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity.  On the Transaction Date, the ARLP Partnership also entered into a coal handling and services agreement, pursuant to which the ARLP Partnership constructed and is operating a preparation plant and other surface facilities.  The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, the ARLP Partnership’s subsidiary, Alliance WOR Properties, LLC (“WOR Properties”), acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons are currently being developed for future mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where the White County Coal, LLC Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.  Between the Transaction Date and December 31, 2012, WOR Properties provided $51.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  During the twelve months ended December 31, 2013, WOR Properties acquired from White Oak, for $25.3 million cash paid at various closings, an additional 90.1 million tons of reserves.  During the six months ended June 30, 2014, WOR Properties acquired from White Oak, for $1.4 million cash paid at closing, an additional 5.1 million tons of reserves.  Of the additional tons acquired in 2013 and the six months ended June 30, 2014, 48.5 million tons are currently being developed for future mining by White Oak.  At June 30, 2014, WOR Properties had provided $112.1 million to acquire a total of 300.1 million tons of coal reserves and fund the development of the acquired reserves.  WOR Properties has a remaining commitment of $27.9 million for additional coal reserve acquisitions and development funding.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, the ARLP Partnership’s subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), made an initial equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  WOR Processing purchased $129.3 million of additional Series A Units between the Transaction Date and December 31, 2013, and fulfilled WOR Processing’s minimum equity investment commitment of $150.0 million.  During the six months ended June 30, 2014, WOR Processing purchased $60.0 million of additional Series A Units, bringing the total investment in Series A Units to $225.0 million at June 30, 2014.

WOR Processing’s ownership and member’s voting interest in White Oak at June 30, 2014 were 35.0% based upon currently outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series A and B Units, is held by other investors and members of White Oak management.

The ARLP Partnership continually reviews all rights provided to WOR Processing as well as the ARLP Partnership by various agreements with White Oak and the ARLP Partnership continues to conclude all such rights are protective or participating in nature and do not provide WOR Processing or the ARLP Partnership the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  As such, WOR Processing’s interest in White Oak is recognized as an equity investment in affiliate in our consolidated balance sheets.  As of June 30, 2014, WOR Processing had invested $225.0 million in Series A Units of White Oak equity, which represents the ARLP Partnership’s current maximum exposure to loss as a result of its equity investment in White Oak exclusive of capitalized interest.  White Oak has made no distributions to the ARLP Partnership.

WOR Processing’s equity in earnings or losses of affiliates are recorded under the hypothetical liquidation at book value method of accounting due to the preferences to which WOR Processing is entitled on distributions.  For the three and six months ended June 30, 2014 and 2013, the ARLP Partnership was allocated losses of $7.5 million, $5.9 million, $13.8 million and $10.1 million, respectively.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1.  For the three and six months ended June 30, 2014, WOR Processing earned throughput fees of $3.8 million and $7.4 million, respectively, from White Oak for processing and loading coal through the facilities.  Throughput fees earned from White Oak are included in the other sales and operating revenues line item within our condensed consolidated statements of income.

In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015.  White Oak had borrowed the entire amount available under the Construction Loan as of June 30, 2014.

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

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (Note 1). The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	June 30,	December 31,
	2014	2013
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,791)	$(303,799)
Non-Affiliates (ARLP’s non-affiliate limited partners)	725,847	669,041
Accumulated other comprehensive loss attributable to noncontrolling interests	(5,608)	(5,521)
Total noncontrolling interests	$416,448	$359,721

The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us.  The total obligation associated with ARLP’s Long-Term Incentive Plan (“ARLP LTIP”), MGP Amended and Restated Deferred Compensation Plan for Directors (“MGP Deferred Compensation Plan”) and the Supplemental Executive Retirement Plan (“SERP”) are also included in the Non-Affiliates component of noncontrolling interest (Note 9).

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to noncontrolling interest:
Affiliate (SGP)	$21	$15	$38	$30
Non-Affiliates (ARLP’s non-affiliate limited partners)	59,690	42,581	107,562	84,948
	$59,711	$42,596	$107,600	$84,978

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013

Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$30	$27
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	53,055	48,721
	$53,085	$48,748

(1)        Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of noncontrolling interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership.  After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million.  SGP’s investment basis as of June 30, 2014 and December 31, 2013 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

The following tables present the change in Partners’ Capital for the six months ended June 30, 2014 and 2013 (in thousands):

	Alliance Holdings GP, L.P.

	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2014	$500,070	$(4,198)	$359,721	$855,593
Net income	144,794	-	107,600	252,394
Other comprehensive loss	-	(52)	(87)	(139)
Settlement of directors deferred compensation	(218)	-	-	(218)
Vesting of ARLP Long-Term Incentive Plan	-	-	(2,991)	(2,991)
Common unit-based compensation	155	-	5,290	5,445
Distributions on ARLP common unit-based compensation	-	-	(1,140)	(1,140)
Distributions to AHGP Partners	(100,271)	-	-	(100,271)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	(51,945)	(51,945)
Balance at June 30, 2014	$544,530	$(4,250)	$416,448	$956,728

	Alliance Holdings GP, L.P.

	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2013	$448,976	$(18,296)	$277,095	$707,775
Net income	120,979	-	84,978	205,957
Other comprehensive income	-	669	784	1,453
Vesting of ARLP Long-Term Incentive Plan	-	-	(3,015)	(3,015)
Common unit-based compensation	148	-	4,227	4,375
Distributions on ARLP common unit-based compensation	-	-	(894)	(894)
Distributions to AHGP Partners	(89,944)	-	-	(89,944)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	(47,854)	(47,854)
Balance at June 30, 2013	$480,159	$(17,627)	$315,321	$777,853

8.                                    WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Beginning balance	$62,989	$78,755	$62,909	$77,046
Accruals increase	5,281	3,982	7,464	7,947
Payments	(2,778)	(2,727)	(5,527)	(5,603)
Interest accretion	647	620	1,293	1,240
Valuation gain (1)	(4,624)	-	(4,624)	-
Ending balance	$61,515	$80,630	$61,515	$80,630

(1)  The liability for the estimated present value of current workers’ compensation benefits is based on the ARLP Partnership’s actuarial estimates.  The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  The ARLP Partnership conducted a mid-year review of its actuarial assumptions which resulted in a valuation gain in 2014 primarily attributable to favorable changes in claims development, offset partially by a decrease in the discount rate used to calculate the estimated present value of future obligations from 4.11% at December 31, 2013 to 3.67% at June 30, 2014.

Certain of the ARLP Partnership’s mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Service cost	$857	$951	$1,714	$1,905
Interest cost	565	564	1,131	1,127
Amortization of net (gain)/loss (1)	(263)	167	(526)	335
Net periodic benefit cost	$1,159	$1,682	$2,319	$3,367

(1)      Amortization of net (gain)/loss is included in the operating expenses line item within our condensed consolidated statements of income.

9.                                    COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership.  The ARLP LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the MGP,

subject to review and approval of the compensation committee of the MGP board of directors (the “MGP Compensation Committee”).  On January 22, 2014, the MGP Compensation Committee determined that the vesting requirements for the 2011 grants of 202,742 restricted units (which is net of 14,090 forfeitures) had been satisfied as of January 1, 2014.  As a result of this vesting, on February 14, 2014, the ARLP Partnership issued 128,610 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the ARLP LTIP participants.  On January 22, 2014, the MGP Compensation Committee authorized additional grants of up to 370,410 restricted units, of which 350,890 were granted during the six months ended June 30, 2014 and will vest on January 1, 2017, subject to satisfaction of certain financial tests.  The fair value of these 2014 grants is equal to the intrinsic value at the date of grant, which was $40.58 per unit.  ARLP LTIP expense was $2.5 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively, and $4.6 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively.  After consideration of the January 1, 2014 vesting and subsequent issuance of 128,610 common units, approximately 3.9 million units remain available under the ARLP LTIP for issuance in the future, assuming all grants issued in 2012, 2013 and 2014 currently outstanding are settled with ARLP common units, without reduction for tax withholding, and no future forfeitures occur.

As of June 30, 2014, there was $17.4 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.7 years.  As of June 30, 2014, the intrinsic value of the non-vested ARLP LTIP grants was $39.3 million.  As of June 30, 2014, the total obligation associated with the ARLP LTIP was $12.7 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distributions ARLP makes to its unitholders during the vesting period.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom units.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000.  There have been no grants under the AHGP LTIP as of June 30, 2014.

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

For the six months ended June 30, 2014 and 2013, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 10,806 and 14,848 phantom units, respectively, and the fair value of these phantom units was $42.93 per unit and $32.97 per unit, respectively, on a weighted-average basis.  For the six months ended June 30, 2014 and 2013, AGP Deferred Compensation Plan participant notional account balances were credited with a total of 2,560 and 2,892 phantom units, respectively, and the fair value of these phantom units was $60.56 per unit and $50.89 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plans expense was approximately $0.4 million for each of the three months ended June 30, 2014 and 2013, and $0.7 million for each of the six months ended June 30, 2014 and 2013.

As of June 30, 2014, there were 369,278 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $17.5 million.  As of June 30, 2014, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $11.8 million, which was included in the noncontrolling interests line item in our condensed consolidated balance sheets.  The total obligation associated with the AGP Deferred Compensation Plan was $0.9 million, which was included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets. On February 14, 2014, the ARLP Partnership issued 5,916 ARLP common units to MGP directors under the MGP Deferred Compensation Plan.  On February 14, 2014, we provided 3,572 AHGP common units to an AGP director under the AGP Deferred Compensation Plan.

10.                            COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Service cost	$544	$674	$1,087	$1,434
Interest cost	1,018	929	2,037	1,781
Expected return on plan assets	(1,337)	(931)	(2,738)	(2,164)
Amortization of net loss (1)	162	559	387	1,118
Net periodic benefit cost	$387	$1,231	$773	$2,169

(1)          Amortization of net loss is included in the operating expenses line item within our condensed consolidated statements of income.

We previously disclosed in our financial statements for the year ended December 31, 2013 that the ARLP Partnership expected to contribute $3.6 million to the Pension Plan in 2014.  During the six months ended June 30, 2014, the ARLP Partnership made contribution payments of $0.8 million to the Pension Plan for the 2013 plan year and $0.8 million for the 2014 plan year.  On July 15, 2014, the ARLP Partnership made a contribution payment of $0.8 million for the 2014 plan year.  The ARLP Partnership expects to make additional contributions of $0.3 million for the 2013 plan year and $0.9 million for the 2014 plan year for the remainder of 2014 and, therefore, will contribute approximately $3.6 million to the Pension Plan in 2014.

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s mining complex, which includes the Gibson North mine and Gibson South mine, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, Sebree Mining, LLC’s mining complex, which includes the Onton mine, and River View Coal, LLC’s mining complex.  The development of the Gibson South mine continues and includes incidental production which began in April 2014.

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

The Other and Corporate segment includes the ARLP Partnership and AHGP’s marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in Mid-America Carbonates, LLC, certain activities of Alliance Resource Properties and the Pontiki Coal, LLC mining complex (“Pontiki”), which ceased operations in November 2013 and sold most of its assets in May 2014.

As a result of the cessation of operations at Pontiki in November 2013, the ARLP Partnership evaluated the ongoing management of its mining operations and coal sales efforts to ensure that resources were appropriately allocated to maximize overall results.  Based on this evaluation, the ARLP Partnership has realigned the management of its operating and marketing teams and changed the reportable segment presentation to reflect this realignment.  Due to the change in our reportable segment presentation in 2014, certain reclassifications of 2013 segment information have been made to conform to the 2014 presentation.  These reclassifications include changes to the Appalachian segment and Other and Corporate segment.

Reportable segment results as of and for the three and six months ended June 30, 2014 and 2013 are presented below.

	Illinois Basin	Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results for the three months ended June 30, 2014 were as follows:

Total revenues (2)	$424,523	$164,096	$4,170	$8,090	$(2,415)	$598,464
Segment Adjusted EBITDA Expense (3)	255,942	93,917	1,625	3,503	(2,415)	352,572
Segment Adjusted EBITDA (4)(5)	165,859	67,089	(4,915)	4,676	-	232,709
Capital expenditures (7)	62,166	18,541	220	4,188	-	85,115

Reportable segment results for the three months ended June 30, 2013 were as follows:

Total revenues (2)	$400,386	$133,585	$-	$24,429	$(4,922)	$553,478
Segment Adjusted EBITDA Expense (3)	233,703	96,553	427	22,113	(4,922)	347,874
Segment Adjusted EBITDA (4)(5)	164,623	34,120	(6,295)	2,486	-	194,934
Capital expenditures (7)	52,995	31,864	11,917	2,744	-	99,520

Reportable segment results as of and for the six months ended June 30, 2014 were as follows:

Total revenues (2)	$821,025	$301,280	$7,868	$15,728	$(5,503)	$1,140,398
Segment Adjusted EBITDA Expense (3)	485,533	179,490	3,016	11,974	(5,503)	674,510
Segment Adjusted EBITDA (4)(5)	329,508	115,959	(8,912)	3,904	-	440,459
Total assets (6)	1,102,550	608,714	365,380	65,884	(1,549)	2,140,979
Capital expenditures (7)	117,875	28,669	2,179	7,256	-	155,979

Reportable segment results as of and for the six months ended June 30, 2013 were as follows:

Total revenues (2)	$805,209	$255,944	$-	$50,851	$(10,556)	$1,101,448
Segment Adjusted EBITDA Expense (3)	467,848	192,478	528	46,479	(10,556)	696,777
Segment Adjusted EBITDA (4)(5)	331,844	57,077	(10,587)	4,866	-	383,200
Total assets (6)	1,056,953	603,005	298,716	66,266	(936)	2,024,004
Capital expenditures (7)	105,026	44,419	28,870	3,575	-	181,890

(1)

The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to the ARLP Partnership’s mining operations and coal sales and purchases between mining operations (2013 only).

(2)

Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, Mt. Vernon transloading revenues, brokerage sales and Pontiki’s coal sales revenue (primarily 2013).

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Segment Adjusted EBITDA Expense	$352,572	$347,874	$674,510	$696,777

Outside coal purchases	(2)	(790)	(4)	(1,392)
Other income	323	353	629	627
Operating expenses (excluding depreciation, depletion and amortization)	$352,893	$347,437	$675,135	$696,012

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Consolidated Segment Adjusted EBITDA	$232,709	$194,934	$440,459	$383,200
General and administrative	(20,268)	(17,006)	(38,167)	(32,719)
Depreciation, depletion and amortization	(67,052)	(68,207)	(133,893)	(132,589)
Interest expense, net	(8,331)	(6,040)	(16,005)	(12,524)
Income tax (expense) benefit	-	(108)	-	589
Net income	$137,058	$103,573	$252,394	$205,957

(5)

Includes equity in income (loss) of affiliates for the three and six months ended June 30, 2014 of $(7.5) million and $(13.8) million, respectively, included in the White Oak segment and $0.1 million, for each period, included in the Other and Corporate segment. Includes equity in income (loss) of affiliates for the three and six months ended June 30, 2013 of $(5.9) million and $(10.1) million, respectively, included in the White Oak segment and $0.2 million and $0.5 million, respectively, included in the Other and Corporate segment.

(6)

Total assets for the White Oak and Other and Corporate segments include investments in affiliate of $174.9 million and $1.6 million, respectively, at June 30, 2014 and $127.2 million and $1.7 million, respectively, at June 30, 2013.

(7)

Capital expenditures shown above include funding to White Oak of $1.4 million for the six months ended June 30, 2014, no funding for the three months ended June 30, 2014 and $6.8 million and $18.9 million of funding, respectively, for the three and six months ended June 30, 2013, for the acquisition and development of coal reserves from White Oak (Note 6), which is described as “Payments to affiliate for acquisition and development of coal reserves” in our condensed consolidated statements of cash flow.

12.                            SUBSEQUENT EVENTS

On July 28, 2014, we declared a quarterly distribution for the quarter ended June 30, 2014, of $0.87 per unit on all common units outstanding, totaling approximately $52.1 million, payable on August 19, 2014 to all unitholders of record as of August 12, 2014.

On July 28, 2014, the ARLP Partnership declared a quarterly distribution for the quarter ended June 30, 2014, of $0.625 per unit, on all common units outstanding, totaling approximately $79.9 million (which includes MGP’s incentive distributions), payable on August 14, 2014 to all unitholders of record as of August 7, 2014.  This is the ARLP Partnership’s first distribution payable following the recently completed two-for-one unit split.

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

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S. The ARLP Partnership operates ten underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia and it operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  The development of an additional mine (the “Gibson South mine”) at the ARLP Partnership’s southern Indiana Gibson County Coal, LLC mining complex (“Gibson County

Coal”) continues and includes incidental production which began in April 2014.  Also, the ARLP Partnership owns a preferred equity interest and is making additional equity investments in White Oak Resources LLC (“White Oak”) and is purchasing and funding development of reserves and has constructed and is operating surface facilities at White Oak’s new longwall mining complex in southern Illinois.  As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.

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

•                 Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, which includes the Gibson North mine and Gibson South mine, Hopkins County Coal, LLC mining complex (“Hopkins”), which includes the Elk Creek mine and the Fies property, White County Coal, LLC’s Pattiki mining complex (“Pattiki”), Warrior Coal, LLC’s mining complex (“Warrior”), Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain undeveloped coal reserves, River View Coal, LLC’s mining complex (“River View”), CR Services, LLC, and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”), ARP Sebree, LLC and ARP Sebree South, LLC.  The development of the Gibson South mine continues and includes incidental production which began in April 2014.  The ARLP Partnership is in the process of permitting the Sebree and Fies properties for future mine development.

•                 Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex (“Mettiki”), the Tunnel Ridge, LLC mining complex (“Tunnel Ridge”), the MC Mining, LLC mining complex (“MC Mining”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property.  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine, Mettiki Coal, LLC’s preparation plant and a small third-party mining operation which has been idled since July 2013.  The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

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

•                 Other and Corporate segment includes marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC, ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in Mid-America Carbonates, LLC (“MAC”), certain activities of Alliance Resource Properties and the Pontiki Coal, LLC mining complex (“Pontiki”) which ceased operations in November 2013 and sold most of its assets in May 2014.

As a result of a change in our reportable segments in 2014, certain reclassifications of 2013 segment information have been made to conform to the 2014 presentation.  These reclassifications include changes to the Appalachian segment and Other and Corporate segment.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

We reported record net income of $137.1 million for the three months ended June 30, 2014 (“2014 Quarter”) compared to $103.6 million for the three months ended June 30, 2013 (“2013 Quarter”). This increase of $33.5 million was principally due to record sales volumes, which rose to 10.4 million tons sold in the 2014 Quarter compared to 9.8 million tons sold in the 2013 Quarter.  The increase in tons sold resulted from increased volumes at the Tunnel Ridge mine, the start-up of coal production at the Gibson South mine and increased sales at the Dotiki, Gibson North, River View and MC Mining mines.  Although the ARLP Partnership had record tons sold, coal production volumes decreased 3.5% to 9.8 million tons in the 2014 Quarter, primarily due to the Warrior mine’s continued transition to a new mining area and the absence of production at the Pontiki mine.  Higher operating expenses during the 2014 Quarter primarily resulted from increased sales volumes, which particularly impacted sales-related expenses, and sales from coal inventories compared to the 2013 Quarter.

	Three Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(per ton sold)
Tons sold	10,362	9,817	N/A	N/A
Tons produced	9,761	10,120	N/A	N/A
Coal sales	$575,191	$541,574	$55.51	$55.17
Operating expenses and outside coal purchases	$352,895	$348,227	$34.06	$35.47

Coal sales.  Coal sales for the 2014 Quarter increased 6.2% to $575.2 million from $541.6 million for the 2013 Quarter.  The increase of $33.6 million in coal sales reflected the benefit of record tons sold (contributing $30.1 million in additional coal sales) and higher average coal sales prices (contributing $3.5 million in coal sales).  Average coal sales prices increased $0.34 per ton sold in the 2014 Quarter to $55.51 per ton sold as compared to $55.17 per ton sold in the 2013 Quarter, primarily as a result of higher priced coal sales at the Mettiki and Tunnel Ridge mines.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased slightly to $352.9 million for the 2014 Quarter from $348.2 million for the 2013 Quarter, primarily due to increased coal sales volumes.  On a per ton basis, operating expenses and outside coal purchases decreased 4.0% to $34.06 per ton sold primarily due to the favorable impact of increased lower-cost production at the Tunnel Ridge mine, reduced cost per ton at the Dotiki and MC Mining mines and the absence of higher cost production at the Pontiki mine discussed above.  Operating expenses were impacted by various other factors in addition to record sales volumes, the most significant of which are discussed below:

•

Workers compensation expenses per ton produced decreased to $0.30 per ton in the 2014 Quarter from $0.69 per ton in the 2013 Quarter. The decrease of $0.39 per ton produced resulted primarily from favorable claim trends offset partially by a decrease in the discount rate used to calculate the estimated present value of future obligations;

•

Contract mining expenses decreased $1.9 million in the 2014 Quarter compared to the 2013 Quarter. The decrease reflects lower production from a third-party mining operation in the Appalachian region due to reduced metallurgical coal export market opportunities;

•	Operating expenses for the 2014 Quarter benefited from insurance proceeds of $7.0 million related to claims from the adverse geological event at the Onton mine in the third quarter of 2013; and

•

Operating expenses also benefited in the 2014 Quarter from a gain of $4.4 million recognized on the sale of Pontiki’s assets. In May 2014, Pontiki completed the sale of most of its assets, including certain coal reserves, mining equipment and infrastructure and surface facilities. In consideration for the purchase, the buyer assumed certain liabilities of Pontiki, including asset retirement obligations and agreed to pay Pontiki an overriding royalty for coal mined from the acquired reserves and certain additional fees on a per ton basis for future coal processing. The buyer’s additional fees on a per ton basis have agreed upon minimum amounts which was recorded as a receivable in our condensed consolidated balance sheet and is reflected in the gain discussed above.

Operating expenses and outside coal purchases per ton decreases discussed above were offset partially by the following increases:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 2.3% to $11.77 per ton in the 2014 Quarter from $11.50 per ton in the 2013 Quarter. This increase of $0.27 per ton was primarily attributable to decreased production discussed above, higher labor cost per ton resulting from decreased coal recoveries at the Warrior mine due to its continued transition to a new mining area, higher cost per ton incidental production during the development phase of the Gibson South mine and the timing of mine vacation days;

•

Materials and supplies expenses per ton produced increased 1.6% to $11.71 per ton in the 2014 Quarter from $11.52 per ton in the 2013 Quarter. The increase of $0.19 per ton produced resulted primarily from decreased production discussed above and an increase in cost for certain products and services, primarily ventilation-related materials and supplies (increase of $0.32 per ton), various preparation plant expenses (increase of $0.13 per ton) and power and fuel used in the mining process (increase of $0.15 per ton) offset partially by lower longwall subsidence expense (decrease of $0.26 per ton) and contract labor used in the mining process (decrease of $0.17 per ton); and

•

Operating expenses increased due to a significant reduction in coal inventory for the 2014 Quarter reflecting higher coal sales, whereas the 2013 Quarter experienced an increase in coal inventory. Increased operating expense due to the significant reduction in coal inventory was partially offset by the benefit of lower cost per ton beginning coal inventory for the 2014 Quarter, particularly in the Appalachian region.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, throughput fees received from White Oak and other outside services.  Other sales and operating revenues increased to $17.5 million in the 2014 Quarter from $6.9 million in the 2013 Quarter.  The increase of $10.5 million was primarily due to increased White Oak throughput fees and payments in lieu of shipments received from a customer in the 2014 Quarter related to an Appalachian coal sales contract.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $67.1 million for the 2014 Quarter from $68.2 million for the 2013 Quarter.  The decrease of $1.1 million was attributable to the extension of the Mettiki mine’s expected life due to the acquisition of additional coal reserves during 2013 as well as the closure of the Pontiki mining complex in late 2013, offset in part by depreciation increases related to increased sales volumes mentioned above, as well as capital expenditures related to production expansion and infrastructure investments at various operations.

General and administrative.  General and administrative expense for the 2014 Quarter increased to $20.3 million compared to $17.0 million in the 2013 Quarter.  The increase of $3.3 million was primarily due to higher incentive compensation expenses and other professional services.

Interest expense.  Interest expense, net of capitalized interest, increased to $8.7 million for the 2014 Quarter from $6.2 million for the 2013 Quarter.  The increase of $2.5 million in the 2014 Quarter was principally attributable to lower capitalized interest on the ARLP Partnership’s equity investment in White Oak.  Interest payable under the term loan and revolving credit facility is discussed below under “–Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes the ARLP Partnership’s equity investments in MAC and White Oak.  For the 2014 Quarter, equity in loss of affiliates was $7.4 million compared to $5.7 million for the 2013 Quarter, which was primarily attributable to losses allocated to the ARLP Partnership from its equity investment in White Oak.

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate.  The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.  The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $59.7 million and $42.6 million for the 2014 and 2013 Quarters, respectively.  The increase in net income attributable to noncontrolling interest is due to the increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above, partially offset by an increase in ARLP’s priority distribution to the MGP, which is deducted from ARLP’s net income in the allocation of net income attributable to noncontrolling interest.

Segment Adjusted EBITDA.  Our 2014 Quarter Segment Adjusted EBITDA increased $37.8 million, or 19.4%, to a record $232.7 million from the 2013 Quarter Segment Adjusted EBITDA of $194.9 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,
	2014	2013	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$165,859	$164,623	$1,236	0.8%
Appalachia	67,089	34,120	32,969	96.6%
White Oak	(4,915)	(6,295)	1,380	21.9%
Other and Corporate	4,676	2,486	2,190	88.1%
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$232,709	$194,934	$37,775	19.4%

Tons sold
Illinois Basin	8,014	7,547	467	6.2%
Appalachia	2,348	2,091	257	12.3%
White Oak	-	-	-	-
Other and Corporate	-	195	(195)	(1)
Elimination	-	(16)	16	(1)
Total tons sold	10,362	9,817	545	5.6%

Coal sales
Illinois Basin	$420,924	$397,364	$23,560	5.9%
Appalachia	154,107	129,688	24,419	18.8%
White Oak	-	-	-	-
Other and Corporate	160	15,530	(15,370)	(99.0)%
Elimination	-	(1,008)	1,008	(1)
Total coal sales	$575,191	$541,574	$33,617	6.2%

Other sales and operating revenues
Illinois Basin	$877	$963	$(86)	(8.9)%
Appalachia	6,900	984	5,916	(1)
White Oak	4,169	-	4,169	(1)
Other and Corporate	7,932	8,900	(968)	(10.9)%
Elimination	(2,415)	(3,914)	1,499	38.3%
Total other sales and operating revenues	$17,463	$6,933	$10,530	(1)

Segment Adjusted EBITDA Expense
Illinois Basin	$255,942	$233,703	$22,239	9.5%
Appalachia	93,917	96,553	(2,636)	(2.7)%
White Oak	1,625	427	1,198	(1)
Other and Corporate	3,503	22,113	(18,610)	(84.2)%
Elimination	(2,415)	(4,922)	2,507	50.9%
Total Segment Adjusted EBITDA Expense (3)	$352,572	$347,874	$4,698	1.4%

(1)      Percentage change was greater than or equal to 100%.

(2)      Segment Adjusted EBITDA, which is not a generally accepted accounting principles (“GAAP”) financial measure, is defined as EBITDA, excluding general and administrative expense.  EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes and depreciation, depletion and amortization.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2014	2013

Segment Adjusted EBITDA	$232,709	$194,934

General and administrative	(20,268)	(17,006)
Depreciation, depletion and amortization	(67,052)	(68,207)
Interest expense, net	(8,331)	(6,040)
Income tax expense	-	(108)
Net income	$137,058	$103,573

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2014	2013

Segment Adjusted EBITDA Expense	$352,572	$347,874

Outside coal purchases	(2)	(790)
Other income	323	353
Operating expenses (excluding depreciation, depletion and amortization)	$352,893	$347,437

Illinois Basin – Segment Adjusted EBITDA increased 0.8% to $165.9 million in the 2014 Quarter from $164.6 million in the 2013 Quarter.  The increase of $1.2 million was primarily attributable to increased tons sold, which increased 6.2% to 8.0 million tons in the 2014 Quarter.  Coal sales increased 5.9% to $420.9 million compared to $397.4 million in the 2013 Quarter. The increase of $23.5 million reflects increased tons produced and sold from the Dotiki, River View and Gibson North mines and the start-up of production at the Gibson South mine in April 2014, offset partially by a slightly lower average coal sales price of $52.52 per ton sold during the 2014 Quarter compared to $52.65 per ton sold in the 2013 Quarter.  Segment Adjusted EBITDA Expense increased 9.5% to $255.9 million in the 2014 Quarter from $233.7 million in the 2013 Quarter and increased $0.98 per ton sold to $31.94 from $30.96 per ton sold in the 2013 Quarter, primarily due to lower recoveries at the Warrior mine as it continues to transition into a new mining area and the start-up of higher cost development production at the Gibson South mine discussed above, as well as certain cost increases described above under “–Operating expenses and outside coal purchases.”  The increase in Segment Adjusted EBITDA Expense was partially offset by insurance proceeds received in the 2014 Quarter related to the adverse geological event at the Onton mine in the third quarter of 2013.

Appalachia – Segment Adjusted EBITDA increased 96.6% to $67.1 million for the 2014 Quarter from $34.1 million in the 2013 Quarter.  The increase of $33.0 million was primarily attributable to increased tons sold, which increased 12.3% to 2.3 million tons sold in the 2014 Quarter, as well as a higher average coal sales price of $65.61 per ton sold during the 2014 Quarter compared to $62.03 per ton sold in the 2013 Quarter.  Coal sales increased 18.8% to $154.1 million compared to $129.7 million in the 2013 Quarter.  The increase of $24.4 million was primarily due to increased production at the Tunnel Ridge and MC Mining mines.   Segment Adjusted EBITDA also benefited from increased other sales and operating revenues due to payments in lieu of shipments received from a customer in the 2014 Quarter.  Segment Adjusted EBITDA Expense decreased 2.7% to $93.9 million in the 2014 Quarter from $96.6 million in the 2013 Quarter and decreased $6.19 per ton sold to $39.99 per ton sold compared to $46.18 per ton sold in the 2013 Quarter, primarily due to improved productivity and geological conditions at the Tunnel Ridge mine and new Excel No. 4 mining area at the MC Mining operation, reduced contract mining expenses and lower employee benefit costs at the Mettiki mining complex and lower workers’ compensation expense across the region.

White Oak – Segment Adjusted EBITDA was $(4.9) million and $(6.3) million, respectively, in the 2014 and 2013 Quarters and was primarily attributable to losses allocated to the ARLP Partnership from its equity interest in White Oak, partially offset by increased throughput fees earned from White Oak.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 6. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA increased $2.2 million in the 2014 Quarter from the 2013 Quarter.  This increase was primarily attributable to a $4.4 million gain on the sale of most of Pontiki’s assets in the 2014 Quarter discussed above.  Segment Adjusted EBITDA Expense decreased 84.2% to $3.5 million for the 2014 Quarter, primarily due to the absence of production costs at the Pontiki mine discussed above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

We reported record net income of $252.4 million for the six months ended June 30, 2014 (“2014 Period”) compared to $206.0 million for the six months ended June 30, 2013 (“2013 Period”). This increase of $46.4 million was principally due to record coal sales and production volumes.  The ARLP Partnership had tons sold of 19.9 million tons and tons produced of 20.0 million tons in the 2014 Period compared to 19.5 million tons sold and 19.9 million tons produced in the 2013 Period.  The increase in tons sold and produced resulted primarily from increased production from improved mining conditions and recoveries at the Tunnel Ridge, MC Mining and Dotiki mines and the start-up of coal production at the Gibson South mine.  Lower operating expenses during the 2014 Period resulted primarily from reduced expenses per ton at the Tunnel Ridge, MC Mining and Dotiki mines, in addition to a significant increase in sales of lower cost production from Tunnel Ridge, the idling of a higher cost third-party mining operation at the Mettiki mine and the absence of higher cost production at the Pontiki mine.

	Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(per ton sold)
Tons sold	19,857	19,515	N/A	N/A
Tons produced	20,014	19,939	N/A	N/A
Coal sales	$1,100,736	$1,076,083	$55.43	$55.14
Operating expenses and outside coal purchases	$ 675,139	$ 697,404	$34.00	$35.74

Coal sales.  Coal sales for the 2014 Period increased 2.3% to $1.10 billion from $1.08 billion for the 2013 Period.  The increase of $24.7 million in coal sales reflected the benefit of record tons sold (contributing $18.9 million in additional coal sales) and higher average coal sales prices (contributing $5.8 million in coal sales).  Average coal sales prices increased $0.29 per ton sold to $55.43 per ton in the 2014 Period as compared to $55.14 per ton sold in the 2013 Period, primarily as a result of higher priced coal sales at the Mettiki mine.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased 3.2% to $675.1 million for the 2014 Period from $697.4 million for the 2013 Period, primarily due to the favorable impact of increased lower-cost production at the Tunnel Ridge mine, reduced cost per ton at the Dotiki and MC Mining mines and the absence of higher cost production at the Pontiki mine discussed above.  On a per ton basis, operating expenses and outside coal purchases decreased 4.9% to $34.00 per ton sold.  Operating expenses were impacted by various other factors, in addition to the impact of record production volumes.  The most significantly impacted expenses are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 1.4% to $11.42 per ton in the 2014 Period from $11.58 per ton in the 2013 Period. This decrease of $0.16 per ton was primarily attributable to lower labor cost per ton resulting from increased coal production and improved recoveries discussed above;

•

Workers compensation expenses per ton produced decreased to $0.38 per ton in the 2014 Period from $0.71 per ton in the 2013 Period. The decrease of $0.33 per ton produced resulted primarily from favorable claim trends offset partially by a decrease in the discount rate used to calculate the estimated present value of future obligations;

•

Material and supplies expenses per ton produced decreased 1.3% to $11.32 per ton in the 2014 Period from $11.47 per ton in the 2013 Period. The decrease of $0.15 per ton produced resulted primarily from increased coal production discussed above and a decrease in cost for certain products and services, primarily contract labor used in the mining process (decrease of $0.29 per ton) and lower longwall subsidence expense (decrease of $0.12 per ton), partially offset by an increase in certain ventilation related materials and supplies expenses (increase of $0.15 per ton);

•

Contract mining expenses decreased $3.9 million for the 2014 Period compared to the 2013 Period. The decrease reflects lower production from a third-party mining operation in the Appalachian region due to reduced metallurgical coal export market opportunities;

•

Outside coal purchases decreased $1.4 million for the 2014 Period compared to the 2013 Period. The decrease of $1.4 million was primarily attributable to decreased coal brokerage activity and less coal purchased for sale into the metallurgical export markets. The cost per ton to purchase coal is typically higher than the cost per ton to produce coal, thus significantly lower volumes of coal purchases, like in the 2014 Period, generally reduce overall total expenses per ton;

•	Operating expenses benefited from insurance proceeds of $7.0 million related to claims from the adverse geological event at the Onton mine in the third quarter of 2013; and

•	Operating expenses also benefited in the 2014 Period due to a gain of $4.4 million recognized on the sale of Pontiki’s assets in May 2014 discussed above.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, throughput fees received from White Oak and other outside services.  Other sales and operating revenues increased to $27.8 million for the 2014 Period from $13.5 million for the 2013 Period.  The increase of $14.3 million was primarily attributable to increased White Oak throughput fees and payments in lieu of shipments received from a customer in the 2014 Period related to an Appalachian coal sales contract.

General and administrative.  General and administrative expenses for the 2014 Period increased to $38.2 million compared to $32.7 million in the 2013 Period.  The increase of $5.5 million was primarily due to higher incentive compensation expenses and other professional services.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $133.9 million for the 2014 Period from $132.6 million for the 2013 Period.  The increase of $1.3 million was attributable to additional depreciation related to increased sales volumes discussed above and capital expenditures related to production expansion and infrastructure investments at various operations, offset partially by the extension of the Mettiki mine’s expected life due to the acquisition of additional coal reserves during 2013 as well as the closure of the Pontiki mining complex in late 2013.

Interest expense.  Interest expense, net of capitalized interest, increased to $16.8 million for the 2014 Period from $12.8 million for the 2013 Period.  The increase of $4.0 million was principally attributable to lower capitalized interest on the ARLP Partnership’s equity investment in White Oak.  Interest payable under the term loan and revolving credit facility is discussed below under “–Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes the ARLP Partnership’s equity investments in MAC and White Oak.  For the 2014 Period, equity in loss of affiliates was $13.6 million compared to $9.6 million for the 2013 Period, which was primarily attributable to losses allocated to the ARLP Partnership due to its equity investment in White Oak.

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate.  The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.  The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $107.6 million and $85.0 million for the 2014 and 2013 Periods, respectively.  The increase in net income attributable to noncontrolling interest is due to the increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above, partially offset by an increase in ARLP’s priority distribution to the MGP, which is deducted from ARLP’s net income in the allocation of net income attributable to noncontrolling interest.

Segment Adjusted EBITDA.  Our 2014 Period Segment Adjusted EBITDA increased $57.3 million, or 14.9%, to $440.5 million from the 2013 Period Segment Adjusted EBITDA of $383.2 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,
	2014	2013	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$329,508	$331,844	$(2,336)	(0.7)%
Appalachia	115,959	57,077	58,882	(1)
White Oak	(8,912)	(10,587)	1,675	15.8%
Other and Corporate	3,904	4,866	(962)	(19.8)%
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$440,459	$383,200	$57,259	14.9%

Tons sold
Illinois Basin	15,496	15,253	243	1.6%
Appalachia	4,361	3,874	487	12.6%
White Oak	-	-	-	-
Other and Corporate	-	437	(437)	(1)
Elimination	-	(49)	49	(1)
Total tons sold	19,857	19,515	342	1.8%

Coal sales
Illinois Basin	$813,178	$797,684	$15,494	1.9%
Appalachia	287,398	247,432	39,966	16.2%
White Oak	-	-	-	-
Other and Corporate	160	34,052	(33,892)	(99.5)%
Elimination	-	(3,085)	3,085	(1)
Total coal sales	$1,100,736	$1,076,083	$24,653	2.3%

Other sales and operating revenues
Illinois Basin	$1,863	$2,008	$(145)	(7.2)%
Appalachia	8,051	2,123	5,928	(1)
White Oak	7,867	-	7,867	(1)
Other and Corporate	15,569	16,800	(1,231)	(7.3)%
Elimination	(5,503)	(7,471)	1,968	26.3%
Total other sales and operating revenues	$27,847	$13,460	$14,387	(1)

Segment Adjusted EBITDA Expense
Illinois Basin	$485,533	$467,848	$17,685	3.8%
Appalachia	179,490	192,478	(12,988)	(6.7)%
White Oak	3,016	528	2,488	(1)
Other and Corporate	11,974	46,479	(34,505)	(74.2)%
Elimination	(5,503)	(10,556)	5,053	47.9%
Total Segment Adjusted EBITDA Expense (3)	$674,510	$696,777	$(22,267)	(3.2)%

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Six Months Ended June 30,
	2014	2013

Segment Adjusted EBITDA	$440,459	$383,200

General and administrative	(38,167)	(32,719)
Depreciation, depletion and amortization	(133,893)	(132,589)
Interest expense, net	(16,005)	(12,524)
Income tax benefit	-	589
Net income	$252,394	$205,957

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Six Months Ended June 30,
	2014	2013

Segment Adjusted EBITDA Expense	$674,510	$696,777

Outside coal purchases	(4)	(1,392)
Other income	629	627
Operating expenses (excluding depreciation, depletion and amortization)	$675,135	$696,012

Illinois Basin – Segment Adjusted EBITDA decreased slightly to $329.5 million in the 2014 Period from $331.8 million in the 2013 Period.  The decrease of $2.3 million was primarily attributable to decreased coal recoveries at the Warrior mine as it continues to transition into a new mining area and increased expenses per ton from the Pattiki and Hopkins mines due to difficult mining conditions, partially offset by a strong sales and production performance from the Dotiki mine.  The 2014 Period benefited from increased tons sold, which increased 1.6% to 15.5 million tons in the 2014 Period, as well as a higher average coal sales price of $52.48 per ton sold compared to $52.30 for the 2013 Period.  Coal sales increased 1.9% to $813.2 million in the 2014 Period compared to $797.7 million in the 2013 Period.  The increase of $15.5 million primarily reflects increased tons sold from the River View and Dotiki mines and the start-up of production at the Gibson South mine in April 2014.  Segment Adjusted EBITDA Expense increased 3.8% to $485.5 million in the 2014 Period from $467.8 million in the 2013 Period and increased $0.66 per ton sold to $31.33 from $30.67 per ton sold in the 2013 Period, primarily as a result of difficult mining conditions at the Pattiki and Hopkins mines, lower recoveries at the Warrior mine as it continues to transition into a new mining area and the start-up of high cost development production at the Gibson South mine discussed above. The increase in Segment Adjusted EBITDA Expense was partially offset by insurance proceeds received in the 2014 Period related to the impact of an adverse geological event at the Onton mine in the third quarter of 2013, as well as certain other cost decreases discussed above under “–Operating expenses and outside coal purchases.”

Appalachia – Segment Adjusted EBITDA increased to $116.0 million for the 2014 Period as compared to $57.1 million for the 2013 Period.  The increase of $58.9 million was primarily attributable to increased tons sold, which increased 12.6% to 4.4 million tons in the 2014 Period compared to 3.9 million tons in the 2013 Period, as well as a higher average coal sales price of $65.90 per ton sold during the 2014 Period compared to $63.87 per ton sold in the 2013 Period.  Coal sales increased 16.2% to $287.4 million in the 2014 Period compared to $247.4 million in the 2013 Period.  The increase of $40.0 million was primarily due to increased production at the Tunnel Ridge and MC Mining mining operations and higher priced coal sales at the Mettiki mine.  Segment Adjusted EBITDA also benefited from increased other sales and operating revenues due to payments in lieu of shipments received from a customer in the 2014 Period.  Segment Adjusted EBITDA Expense decreased 6.7% to $179.5 million in the 2014 Period from $192.5 million in the 2013 Period and decreased $8.53 per ton sold to $41.16 from $49.69 per ton sold in the 2013 Period, primarily due to improved productivity and geological conditions at the Tunnel Ridge mine and new Excel No. 4 mining area at the MC Mining operation, reduced contract mining expenses and lower employee benefit cost at the Mettiki mining complex and lower workers’ compensation expense across the region, as well as certain other cost decreases discussed above under “–Operating expenses and outside coal purchases.”

White Oak – Segment Adjusted EBITDA was $(8.9) million and $(10.6) million in the 2014 and 2013 Periods, respectively, primarily attributable to losses allocated to the ARLP Partnership due to its equity interest in White Oak, partially offset by increased throughput fees earned from White Oak.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 6. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA decreased $1.0 million in the 2014 Period from the 2013 Period.  This decrease was primarily attributable to the cessation of operations at the Pontiki mine in November 2013, partially offset by a $4.4 million gain on the sale of Pontiki’s assets in the 2014 Period discussed above.  Segment Adjusted EBITDA Expense decreased 74.2% to $12.0 million from $46.5 million for the 2014 Period, primarily due to the absence of production costs at the Pontiki mine discussed above.

Liquidity and Capital Resources

Liquidity

Our only cash generating assets are limited partnership and general partnership interests in the ARLP Partnership, including incentive distribution rights, from which we receive quarterly distributions.  We rely on distributions from the ARLP Partnership to fund our cash requirements.

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity and borrowings under credit facilities.  The ARLP Partnership believes that existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet its working capital requirements, capital expenditures and additional equity investments, debt payments, commitments and distribution payments.  The ARLP Partnership’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond its control. Based on the ARLP Partnership’s recent operating results, current cash position, anticipated future cash flows and sources of financing that it expects to have available, it does not anticipate any significant liquidity constraints in the foreseeable future.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash Flows

Cash provided by operating activities was $378.4 million for the 2014 Period compared to $373.1 million for the 2013 Period.  The increase in cash provided by operating activities was primarily due to higher net income during the 2014 Period and an increase in accounts payable during the 2014 Period, partially offset by an increase in trade receivables during the 2014 Period as compared to a decrease during the 2013 Period and a decrease in accrued payroll and related benefits in the 2014 Period.

Net cash used in investing activities was $208.8 million for the 2014 Period compared to $236.0 million for the 2013 Period.  The decrease in cash used in investing activities was primarily attributable to a decrease in the acquisition and funding for development of coal reserves in the 2014 Period, lower capital expenditures for mine infrastructure and equipment at various mines, particularly at the Gibson South and Tunnel Ridge mines, and proceeds from insurance for property, plant and equipment related to claims from the adverse geological event at the Onton mine in the third quarter of 2013.  These decreases were offset by an increase in funding of the White Oak equity investment during the 2014 Period.

Net cash used in financing activities was $243.3 million for the 2014 Period compared to $155.3 million for the 2013 Period.  The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2014 Period, as well as net payments under the revolving credit facilities during the 2014 Period and payments under the term loan in the 2014 Period, which are discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures decreased slightly to $154.6 million in the 2014 Period from $163.0 million in the 2013 Period.

The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2014 are estimated in a range of $320.0 million to $350.0 million, which includes expenditures for mine expansion to complete development of the new Gibson South mine, reserve acquisitions related to the White Oak mine development project and infrastructure projects and maintenance capital at various mines.  In addition to these capital expenditures, the ARLP Partnership continues to anticipate funding a total of approximately $80.0 million to $95.0 million of its preferred equity investment commitment to White Oak in 2014.  Management anticipates funding remaining 2014 capital requirements with cash and cash equivalents ($19.4 million as of June 30, 2014), cash flows from operations, borrowings under the revolving credit facility and, if necessary, accessing the debt or equity capital markets.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to obtain additional debt or equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Debt Obligations

ARLP Credit Facility.  On May 23, 2012, the Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “ARLP Revolving Credit Facility”) of $700.0 million and a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the ARLP Revolving Credit Facility and ARLP Term Loan are referred to as the “ARLP Credit Facility”).  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at the ARLP Partnership’s election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The ARLP Partnership has elected a Eurodollar Rate which, with applicable margin, was 1.81% on borrowings outstanding as of June 30, 2014.  The ARLP Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid.  Interest is payable quarterly, with principal of the ARLP Term Loan due as follows: commencing with the 2014 Quarter and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the ARLP Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the ARLP Term Loan advances outstanding; and the remaining balance of the ARLP Term Loan advances at maturity.  In June 2014, the ARLP Partnership made the first principal payment on the ARLP Term Loan, leaving a balance of $243.8 million.  The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change in control” (as defined by the Credit Agreement), the unpaid principal amount of the ARLP Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.

At June 30, 2014, the ARLP Partnership had borrowings of $170.0 million and $5.4 million of letters of credit outstanding with $524.6 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

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

The ARLP Senior Notes, 2008 Senior Notes and the ARLP Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.05 to 1.0 and 21.5 to 1.0, respectively, for the trailing twelve months ended June 30, 2014.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2014.

Other.  In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits.  At June 30, 2014, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with us, SGP and our respective affiliates.  These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, mineral and equipment leases with SGP and its affiliates and agreements relating to the use of aircraft.  The ARLP Partnership also has ongoing transactions with White Oak and related entities to support development of a longwall mining operation currently under construction.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  We are currently evaluating the effect of adopting ASU 2014-09 on January 1, 2017.

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

ARLP Unit Split

On June 16, 2014, the ARLP Partnership completed a two-for-one split of its common units, whereby holders of record as of May 30, 2014 received a one unit distribution on each unit outstanding on that date.  The unit split resulted in the issuance of approximately 37.0 million ARLP common units.  Accordingly, AHGP received an additional 15,544,169 ARLP common units, which brought its total ownership to 31,088,338 ARLP common units.  All references to the number of ARLP units and distribution amounts included in this report have been adjusted to give effect for this unit split for all periods presented.  Provisions of ARLP’s partnership agreement affecting ARLP’s incentive distribution rights that we own have been amended to reflect the unit split.

Regulation and Laws

Reference is made to “Item 1. Business – Regulation and Laws – Air Emissions” in our Annual Report on Form 10-K for the year ended December 31, 2013.

On April 29, 2014, the Supreme Court reversed the D.C. Circuit’s ruling vacating the Cross-State Air Pollution Rule (“CSAPR”), upheld the rule, and remanded the case for the D.C. Circuit to resolve the remaining implementation issues consistent with the Supreme Court’s opinion.  The Supreme Court held that the U.S. Environmental Protection Agency’s (“EPA”) allocation of emissions reductions in upwind states permissibly considered the cost-effectiveness of achieving downwind attainment and that EPA has authority under the Federal Clean Air Act (“CAA”) to impose federal implementation plans (“FIPs”) immediately after disapproving individual state implementation plans (“SIPs”).  Because the D.C. Circuit overturned CSAPR on two over-arching issues, the D.C. Circuit must now consider on remand the other issues that it left unaddressed in its first opinion.  On June 26, 2014, the U.S. government filed a motion with the D.C. Circuit to lift the stay of CSAPR.  While the court considers the motion, CAIR remains in place and no immediate action from states or affected sources is required.  Because it is not yet known how the litigation over CSAPR will be resolved, the ARLP Partnership cannot reasonably predict what requirements, if any, may be imposed under CSAPR in the future, or their timing. As a result, the full impact of the Supreme Court’s decision on CSAPR cannot be determined until further action by the D.C. Circuit and implementation of CSAPR or an alternative rule promulgated by EPA.  However, the rule will likely, if implemented, require retirement of a number of coal-fired electric generating units, rather than retrofitting the units with the necessary emission control technologies, which closures may reduce the demand for coal.

In addition, EPA recently proposed regulations that would impose limits on carbon dioxide emissions from new fossil fuel-fired power plants and, on June 2, 2014, the agency released proposed regulations that would limit carbon emissions from existing power plants.  Under the proposed rule for existing power plants, each state would be required to reduce the carbon intensity of its power sector on a statewide basis by an amount specified by EPA.  The agency is expected to finalize the proposed rule by June 1, 2015, and states would be required to submit SIPs by June 30, 2016 unless EPA grants an extension.  Although the ARLP Partnership’s operations will not be directly affected by these regulations, their ultimate effect on the ARLP Partnership’s customer base may lead to a reduction in demand for coal. As a result, the ultimate impact on the ARLP Partnership’s operations remains uncertain.

Reference is made to “Item 1. Business – Regulation and Laws – Mine Health and Safety Laws” in our Annual Report on Form 10-K for the year ended December 31, 2013.

On April 23, 2014, the Mine Safety and Health Administration (“MSHA”) published its final rule titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.”  The rule lowers the permissible level of miners’ exposure to respirable coal mine dust, increases sampling requirements, and requires use of certain technology to provide real-time information about dust levels.  The rule also requires immediate corrective action when a single, full-shift sample finds an excessive concentration of dust.  The rule is being challenged in litigation initiated by the National Mining Association and others.  The ARLP Partnership is continuing to evaluate the potential impact this rule, if upheld, may have on our results of operations and financial position.

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

Interest Rate Risk

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $170.0 million in borrowings under the ARLP Revolving Credit Facility and $243.8 million outstanding under the ARLP Term Loan at June 30, 2014.  A one percentage point increase in the interest rates related to the ARLP Revolving Credit Facility and ARLP Term Loan would result in an annualized increase in 2014 interest expense of $4.1 million, based on interest rate and borrowing levels at June 30, 2014.  With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $7.6 million in the estimated fair value of these borrowings.

As of June 30, 2014, the estimated fair value of the ARLP Debt Arrangements was approximately $793.8 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2014.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.                                        CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2014.

During the quarterly period ended June 30, 2014, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference.  See also “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

31.1

Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 8, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2014 filed in XBRL).

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 8, 2014.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign
on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer