Form 10-Q
period 2014-09-30
Alliance Holdings GP, L.P.
filed 2014-11-07
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

       Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

[   ] Yes   [X] No

As of November 7, 2014, 59,863,000 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
ASSETS	2014	2013

CURRENT ASSETS:
Cash and cash equivalents	$18,454	$98,375
Trade receivables	175,770	153,662
Other receivables	857	776
Due from affiliates	2,406	1,889
Inventories	67,896	44,214
Advance royalties	10,779	11,454
Prepaid expenses and other assets	2,916	16,264
Total current assets	279,078	326,634

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,771,664	2,645,872
Less accumulated depreciation, depletion and amortization	(1,126,199)	(1,031,493)
Total property, plant and equipment, net	1,645,465	1,614,379

OTHER ASSETS:
Advance royalties	16,312	18,813
Due from affiliate	11,256	11,560
Equity investments in affiliates	201,624	130,410
Other long-term assets	23,561	24,883
Total other assets	252,753	185,666
TOTAL ASSETS	$2,177,296	$2,126,679

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$99,235	$79,772
Due to affiliates	367	290
Accrued taxes other than income taxes	20,381	19,086
Accrued payroll and related expenses	50,231	47,105
Accrued interest	6,021	996
Workers’ compensation and pneumoconiosis benefits	9,287	9,065
Current capital lease obligations	1,305	1,288
Other current liabilities	15,436	18,625
Current maturities, long-term debt	230,000	36,750
Total current liabilities	432,263	212,977

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	527,500	831,250
Pneumoconiosis benefits	52,131	48,455
Accrued pension benefit	16,290	18,182
Workers’ compensation	52,603	54,949
Asset retirement obligations	76,660	80,807
Long-term capital lease obligations	16,005	17,135
Other liabilities	6,031	7,331
Total long-term liabilities	747,220	1,058,109
Total liabilities	1,179,483	1,271,086

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	561,076	500,070
Accumulated other comprehensive loss	(4,281)	(4,198)
Total AHGP Partners’ Capital	556,795	495,872
Noncontrolling interests	441,018	359,721
Total Partners’ Capital	997,813	855,593
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,177,296	$2,126,679

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

SALES AND OPERATING REVENUES:
Coal sales	$548,357	$518,447	$1,649,093	$1,594,530
Transportation revenues	6,001	11,554	17,816	23,459
Other sales and operating revenues	14,872	7,135	42,719	20,595
Total revenues	569,230	537,136	1,709,628	1,638,584

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	349,170	346,045	1,024,305	1,042,057
Transportation expenses	6,001	11,554	17,816	23,459
Outside coal purchases	3	636	7	2,028
General and administrative	19,185	15,237	57,352	47,956
Depreciation, depletion and amortization	69,646	66,099	203,539	198,688
Total operating expenses	444,005	439,571	1,303,019	1,314,188

INCOME FROM OPERATIONS	125,225	97,565	406,609	324,396
Interest expense (net of interest capitalized for the three months ended September 30, 2013 of $2,816 and the nine months ended September 30, 2014 and 2013 of $833 and $8,220, respectively)	(8,584)	(6,168)	(25,395)	(19,004)
Interest income	432	253	1,238	565
Equity in income (loss) of affiliates, net	68	(5,990)	(13,546)	(15,556)
Other income	549	372	1,178	999
INCOME BEFORE INCOME TAXES	117,690	86,032	370,084	291,400
INCOME TAX BENEFIT	-	(718)	-	(1,307)
NET INCOME	117,690	86,750	370,084	292,707
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(49,141)	(32,539)	(156,741)	(117,517)
NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$68,549	$54,211	$213,343	$175,190

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$1.15	$0.91	$3.56	$2.93
DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.87	$0.785	$2.545	$2.2875

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - BASIC AND DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

NET INCOME	$117,690	$86,750	$370,084	$292,707

OTHER COMPREHENSIVE (LOSS)/INCOME:

Defined benefit pension plan
Amortization of actuarial loss (1)	193	557	580	1,675
Total defined benefit pension plan adjustments	193	557	580	1,675

Pneumoconiosis benefits
Amortization of actuarial (gain)/loss (1)	(263)	168	(789)	503
Total pneumoconiosis benefits adjustments	(263)	168	(789)	503

OTHER COMPREHENSIVE (LOSS)/INCOME	(70)	725	(209)	2,178

COMPREHENSIVE INCOME	117,620	87,475	369,875	294,885

Less: Comprehensive income attributable to noncontrolling interest	(49,102)	(32,951)	(156,615)	(118,713)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$68,518	$54,524	$213,260	$176,172

(1)          Amortization of actuarial (gain)/loss is included in the computation of net periodic benefit cost (see Notes 8 and 10 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$582,900	$548,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(233,659)	(242,653)
Changes in accounts payable and accrued liabilities	145	(354)
Proceeds from sale of property, plant and equipment	272	124
Proceeds from insurance settlement for property, plant and equipment	4,512	-
Purchases of equity investments in affiliate	(85,250)	(47,500)
Payments to affiliate for acquisition and development of coal reserves	(1,401)	(21,318)
Advances/loans to affiliate	-	(7,500)
Net cash used in investing activities	(315,381)	(319,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under term loan	(12,500)	-
Borrowings under revolving credit facilities	221,800	211,000
Payments under revolving credit facilities	(301,800)	(216,000)
Payment on long-term debt	(18,000)	(18,000)
Payments on capital lease obligations	(1,113)	(886)
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(2,991)	(3,015)
Distributions paid by consolidated partnership to noncontrolling interests	(80,484)	(73,835)
Distributions paid to Partners	(152,352)	(136,937)
Net cash used in financing activities	(347,440)	(237,673)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(79,921)	(7,990)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,375	31,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,454	$23,121

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,381	$21,638

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$18,069	$20,618
Market value of ARLP common units issued under ARLP’s Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$8,417	$8,583
Disposition of property, plant and equipment:
Net change in assets	$846	$-
Book value of liabilities transferred	(5,246)	-
Gain recognized	$(4,400)	$-

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of September 30, 2014 and December 31, 2013, the results of our operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and the cash flows for the nine months ended September 30, 2014 and 2013.  All of our intercompany transactions and accounts have been eliminated.  Net income attributable to Alliance Holdings GP, L.P. from within our accompanying condensed consolidated financial statements will be described as “Net Income of AHGP.”

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted.  We do not anticipate the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At September 30, 2014 and December 31, 2013, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $776.1 million and $884.8 million, respectively, based on interest rates that it believes are currently available to it for issuance of debt with similar terms and remaining maturities (Note 5).  The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

5.                                    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013

ARLP Revolving credit facility	$170,000	$250,000
ARLP Senior notes	-	18,000
ARLP Series A senior notes	205,000	205,000
ARLP Series B senior notes	145,000	145,000
ARLP Term loan	237,500	250,000
	757,500	868,000
Less current maturities	(230,000)	(36,750)
Total long-term debt	$527,500	$831,250

The Intermediate Partnership has $205.0 million in ARLP Series A and $145.0 million in ARLP Series B senior notes (collectively, the “2008 Senior Notes”), a $700.0 million revolving credit facility (“ARLP Revolving Credit Facility”) and a $237.5 million term loan (“ARLP Term Loan”) (collectively, with the 2008 Senior Notes and the ARLP Revolving Credit Facility, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. At September 30, 2014, current maturities include ARLP Series A Senior notes, due in June 2015, and a portion of the ARLP Term Loan.  The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.97 to 1.0 and 22.9 to 1.0, respectively, for the trailing twelve months ended September 30, 2014.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2014.

At September 30, 2014, the ARLP Partnership had borrowings of $170.0 million and $5.4 million of letters of credit outstanding with $524.6 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

6.                 WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation.  The initial longwall system commenced operation in late October 2014.  The transactions with White Oak feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a construction loan.  The ARLP Partnership’s initial investment funding to White Oak at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and it funded an additional $303.3 million to White Oak between the Transaction Date and September 30, 2014.  The ARLP Partnership expects to fund a total of approximately $395.5 million to $435.5 million from the Transaction Date through December 31, 2015, which includes the funding made to White Oak through September 30, 2014 discussed above.  The ARLP Partnership will continue to assess and provide funding, as needed, to White Oak after December 31, 2015. The ARLP Partnership expects to fund additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity.  On the Transaction Date, the ARLP Partnership also entered into a coal handling and preparation agreement, pursuant to which the ARLP Partnership constructed and is operating a preparation plant and other surface facilities.  The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, the ARLP Partnership’s subsidiary, Alliance WOR Properties, LLC (“WOR Properties”), acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons have been developed for mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where the White County Coal, LLC Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.  Between the Transaction Date and December 31, 2012, WOR Properties provided $51.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  During the twelve months ended December 31, 2013, WOR Properties acquired from White Oak, for $25.3 million cash paid at various closings, an additional 90.1 million tons of reserves.  During the nine months ended September 30, 2014, WOR Properties acquired from White Oak, for $1.4 million cash paid at closing, an additional 5.1 million tons of reserves.  Of the additional tons acquired in 2013 and the nine months ended September 30, 2014, 48.5 million tons have been developed for mining by White Oak.  At September 30, 2014, WOR Properties had provided $112.1 million to acquire a total of 300.1 million tons of coal reserves and fund the development of the acquired reserves.  WOR Properties has a remaining commitment of $27.9 million for additional coal reserve acquisitions.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, the ARLP Partnership’s subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), made an initial equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  WOR Processing purchased $129.3 million of additional Series A Units between the Transaction Date and December 31, 2013, and fulfilled WOR Processing’s minimum equity investment commitment of $150.0 million.  During the nine months ended September 30, 2014, WOR Processing purchased $85.3 million of additional Series A Units, bringing the total investment in Series A Units to $250.3 million at September 30, 2014.

WOR Processing’s ownership and member’s voting interest in White Oak at September 30, 2014 were 37.5% based upon currently outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series A and B Units, is held by other investors and members of White Oak management.

The ARLP Partnership continually reviews all rights provided to WOR Processing as well as the ARLP Partnership by various agreements with White Oak and the ARLP Partnership continues to conclude that all such rights are protective or participating in nature and do not provide WOR Processing or the ARLP Partnership the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  As such, WOR Processing’s interest in White Oak is recognized as an equity investment in affiliate in our consolidated balance sheets.  As of September 30, 2014, WOR Processing had invested $250.3 million in Series A Units of White Oak equity, which represents the ARLP Partnership’s current maximum exposure to loss as a result of its equity investment in White Oak exclusive of capitalized interest.  White Oak has made no distributions to the ARLP Partnership.

WOR Processing’s equity in income or losses of affiliates are recorded under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the preferences to which WOR Processing is entitled to distributions.  The ARLP Partnership was allocated $39,000 of losses for the three months ended September 30, 2014 due primarily to losses incurred by White Oak offset in part by the impact of changes in allocations of equity income or losses resulting from the purchase of Series A Units during the period by another White Oak owner concurrent with the continued purchase of Series A Units by WOR Processing.  Series A Unit purchases impact the future preferred distributions allocable to each owner and the ongoing allocation of income and losses for GAAP purposes under the HLBV method.  For the three months ended September 30, 2013, the ARLP Partnership was allocated losses of $6.2 million.  For the nine months ended September 30, 2014 and 2013, the ARLP Partnership was allocated losses of $13.8 million and $16.3 million, respectively.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1.  WOR Processing earned throughput fees of $2.7 million and $10.1 million, for the three and nine months ended September 30, 2014, respectively, and $0.6 million for each of the three and nine months ended September 30, 2013, from White Oak for processing and loading coal through the facilities.  Throughput fees earned from White Oak are included in the other sales and operating revenues line item within our condensed consolidated statements of income.

In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015.  White Oak had borrowed the entire amount available under the Construction Loan as of September 30, 2014.

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

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (Note 1). The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	September 30,	December 31,
	2014	2013
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,789)	$(303,799)
Non-Affiliates (ARLP’s non-affiliate limited partners)	750,454	669,041
Accumulated other comprehensive loss attributable to noncontrolling interests	(5,647)	(5,521)
Total noncontrolling interests	$441,018	$359,721

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

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income attributable to noncontrolling interest:
Affiliate (SGP)	$17	$11	$55	$41
Non-Affiliates (ARLP’s non-affiliate limited partners)	49,124	32,528	156,686	117,476
	$49,141	$32,539	$156,741	$117,517

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013

Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$45	$41
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	80,439	73,794
	$80,484	$73,835

(1)        Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate component of noncontrolling interest represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership.  After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million.  SGP’s investment basis as of September 30, 2014 and December 31, 2013 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

The following tables present the change in Partners’ Capital for the nine months ended September 30, 2014 and 2013 (in thousands):

	Alliance Holdings GP, L.P.

	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2014	$500,070	$(4,198)	$359,721	$855,593
Net income	213,343	-	156,741	370,084
Other comprehensive loss	-	(83)	(126)	(209)
Settlement of directors deferred compensation	(218)	-	-	(218)
Vesting of ARLP Long-Term Incentive Plan	-	-	(2,991)	(2,991)
Common unit-based compensation	233	-	8,157	8,390
Distributions on ARLP common unit-based compensation	-	-	(1,666)	(1,666)
Distributions to AHGP Partners	(152,352)	-	-	(152,352)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	(78,818)	(78,818)
Balance at September 30, 2014	$561,076	$(4,281)	$441,018	$997,813

	Alliance Holdings GP, L.P.

	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2013	$448,976	$(18,296)	$277,095	$707,775
Net income	175,190	-	117,517	292,707
Other comprehensive income	-	982	1,196	2,178
Vesting of ARLP Long-Term Incentive Plan	-	-	(3,015)	(3,015)
Common unit-based compensation	224	-	6,437	6,661
Distributions on ARLP common unit-based compensation	-	-	(1,282)	(1,282)
Distributions to AHGP Partners	(136,937)	-	-	(136,937)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	(72,553)	(72,553)
Balance at September 30, 2013	$487,453	$(17,314)	$325,395	$795,534

8.                                    WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Beginning balance	$61,515	$80,630	$62,909	$77,046
Accruals increase	1,291	452	8,755	8,399
Payments	(2,667)	(2,553)	(8,194)	(8,156)
Interest accretion	646	621	1,939	1,861
Valuation gain (1)	-	-	(4,624)	-
Ending balance	$60,785	$79,150	$60,785	$79,150

(1)      The liability for the estimated present value of current workers’ compensation benefits is based on the ARLP Partnership’s actuarial estimates.  The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  The ARLP Partnership conducted a mid-year review of its actuarial assumptions which resulted in a valuation gain in June 2014 primarily attributable to favorable changes in claims development, offset partially by a decrease in the discount rate used to calculate the estimated present value of future obligations from 4.11% at December 31, 2013 to 3.67% at June 30, 2014.

Certain of the ARLP Partnership’s mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Service cost	$857	$953	$2,571	$2,858
Interest cost	566	563	1,697	1,690
Amortization of net (gain)/loss (1)	(263)	168	(789)	503
Net periodic benefit cost	$1,160	$1,684	$3,479	$5,051

(1)      Amortization of net (gain)/loss is included in the operating expenses line item within our condensed consolidated statements of income.

9.         COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership.  The ARLP LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the MGP, subject to review and approval of the compensation committee of the MGP board of directors (the “MGP

Compensation Committee”).  On January 22, 2014, the MGP Compensation Committee determined that the vesting requirements for the 2011 grants of 202,742 restricted units (which is net of 14,090 forfeitures) had been satisfied as of January 1, 2014.  As a result of this vesting, on February 14, 2014, the ARLP Partnership issued 128,610 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the ARLP LTIP participants.  On January 22, 2014, the MGP Compensation Committee authorized additional grants of up to 370,410 restricted units, of which 356,154 were granted during the nine months ended September 30, 2014 and will vest on January 1, 2017, subject to satisfaction of certain financial tests.  The fair value of these 2014 grants is equal to the intrinsic value at the date of grant, which was $40.72 per unit.  ARLP LTIP expense was $2.5 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $7.1 million and $5.4 million for the nine months ended September 30, 2014 and 2013, respectively.  After consideration of the January 1, 2014 vesting and subsequent issuance of 128,610 common units, approximately 3.9 million units remain available under the ARLP LTIP for issuance in the future, assuming all grants issued in 2012, 2013 and 2014 currently outstanding are settled with ARLP common units, without reduction for tax withholding, and no future forfeitures occur.

As of September 30, 2014, there was $15.1 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.4 years.  As of September 30, 2014, the intrinsic value of the non-vested ARLP LTIP grants was $36.3 million.  As of September 30, 2014, the total obligation associated with the ARLP LTIP was $15.4 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distributions ARLP makes to its unitholders during the vesting period.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom units.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000.  There have been no grants under the AHGP LTIP as of September 30, 2014.

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

For the nine months ended September 30, 2014 and 2013, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 15,860 and 21,670 phantom units, respectively, and the fair value of these phantom units was $44.47 per unit and $34.16 per unit, respectively, on a weighted-average basis.  For the nine months ended September 30, 2014 and 2013, AGP Deferred Compensation Plan participant notional account balances were credited with a total of 3,745 and 4,086 phantom units, respectively, and the fair value of these phantom units was $62.20 per unit and $54.61 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plans expense was approximately $0.4 million for each of the three months ended September 30, 2014 and 2013, and $1.1 million for each of the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, there were 375,517 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $16.6 million.  As of September 30, 2014, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $12.0 million, which was included in the noncontrolling interests line item in our condensed consolidated balance sheets.  The total obligation associated with the AGP Deferred Compensation Plan was $1.0 million, which was included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.  On February 14, 2014, the ARLP Partnership issued 5,916 ARLP common units to MGP directors under the MGP Deferred Compensation Plan.  On February 14, 2014, we provided 3,572 AHGP common units to an AGP director under the AGP Deferred Compensation Plan.

10.       COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Service cost	$543	$674	$1,630	$2,108
Interest cost	1,019	929	3,056	2,710
Expected return on plan assets	(1,368)	(930)	(4,106)	(3,094)
Amortization of net loss (1)	193	557	580	1,675
Net periodic benefit cost	$387	$1,230	$1,160	$3,399

(1)          Amortization of net loss is included in the operating expenses line item within our condensed consolidated statements of income.

We previously disclosed in our financial statements for the year ended December 31, 2013 that the ARLP Partnership expected to contribute $3.6 million to the Pension Plan in 2014.  During the nine months ended September 30, 2014, the ARLP Partnership made contribution payments of $0.8 million to the Pension Plan for the 2013 plan year and $1.7 million for the 2014 plan year.  On October 15, 2014, the ARLP Partnership made a contribution payment of $0.2 million for the 2014 plan year.

On August 8, 2014, new federal legislation extending the Moving Ahead for Progress in the 21st Century Act was passed, which includes a provision aimed at stabilizing the interest rates used to calculate pension plan liabilities for pension funding purposes. The ARLP Partnership anticipates that as a result of this new legislation, that it will not make any further contributions during 2014 beyond the $2.7 million noted above.

11.       SEGMENT INFORMATION

The ARLP Partnership operates in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users.  We aggregate multiple operating segments into four reportable segments: the Illinois Basin, Appalachia, White Oak and Other and Corporate.  The first two reportable segments correspond to major coal producing regions in the eastern U.S.  Similar economic characteristics for the operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The White Oak reportable segment includes the ARLP Partnership’s activities associated with the White Oak longwall Mine No. 1, which commenced initial longwall operation in late October 2014.

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

The Other and Corporate segment includes the ARLP Partnership and AHGP’s marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in Mid-America Carbonates, LLC, certain activities of Alliance Resource Properties, the Pontiki Coal, LLC mining complex (“Pontiki”), which ceased operations in November 2013 and sold most of its assets in May 2014, and Wildcat Insurance, LLC.

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

Reportable segment results as of and for the three and nine months ended September 30, 2014 and 2013 are presented below.

	Illinois Basin	Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results for the three months ended September 30, 2014 were as follows:

Total revenues (2)	$392,401	$167,391	$3,583	$7,632	$(1,777)	$569,230
Segment Adjusted EBITDA Expense (3)	245,481	95,956	2,144	6,820	(1,777)	348,624
Segment Adjusted EBITDA (4)(5)	143,854	68,501	1,401	917	-	214,673
Capital expenditures (7)	62,583	13,371	247	2,880	-	79,081

Reportable segment results for the three months ended September 30, 2013 were as follows:

Total revenues (2)	$405,597	$111,789	$566	$23,437	$(4,253)	$537,136
Segment Adjusted EBITDA Expense (3)	239,962	89,578	546	20,476	(4,253)	346,309
Segment Adjusted EBITDA (4)(5)	156,790	19,504	(6,190)	3,179	-	173,283
Capital expenditures (7)	58,569	14,528	6,632	2,352	-	82,081

Reportable segment results as of and for the nine months ended September 30, 2014 were as follows:

Total revenues (2)	$1,213,426	$468,671	$11,451	$23,360	$(7,280)	$1,709,628
Segment Adjusted EBITDA Expense (3)	731,014	275,446	5,160	18,794	(7,280)	1,023,134
Segment Adjusted EBITDA (4)(5)	473,362	184,460	(7,511)	4,821	-	655,132
Total assets (6)	1,136,731	591,516	390,013	60,436	(1,400)	2,177,296
Capital expenditures (7)	180,458	42,040	2,426	10,136	-	235,060

Reportable segment results as of and for the nine months ended September 30, 2013 were as follows:

Total revenues (2)	$1,210,806	$367,733	$566	$74,288	$(14,809)	$1,638,584
Segment Adjusted EBITDA Expense (3)	707,810	282,056	1,074	66,955	(14,809)	1,043,086
Segment Adjusted EBITDA (4)(5)	488,634	76,581	(16,777)	8,045	-	556,483
Total assets (6)	1,064,268	605,759	306,002	75,809	(865)	2,050,973
Capital expenditures (7)	163,595	58,947	35,502	5,927	-	263,971

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Segment Adjusted EBITDA Expense	$348,624	$346,309	$1,023,134	$1,043,086
Outside coal purchases	(3)	(636)	(7)	(2,028)
Other income	549	372	1,178	999
Operating expenses (excluding depreciation, depletion and amortization)	$349,170	$346,045	$1,024,305	$1,042,057

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Consolidated Segment Adjusted EBITDA	$214,673	$173,283	$655,132	$556,483
General and administrative	(19,185)	(15,237)	(57,352)	(47,956)
Depreciation, depletion and amortization	(69,646)	(66,099)	(203,539)	(198,688)
Interest expense, net	(8,152)	(5,915)	(24,157)	(18,439)
Income tax benefit	-	718	-	1,307
Net income	$117,690	$86,750	$370,084	$292,707

(5)

Segment Adjusted EBITDA attributable to the White Oak segment includes equity in income (loss) of affiliates for the three and nine months ended September 30, 2014 of $39,000 and $(13.8) million, respectively, and $0.2 million and $0.3 million, respectively, included in the Other and Corporate segment.  Segment Adjusted EBITDA includes equity in income (loss) of affiliates for the three and nine months ended September 30, 2013 of $(6.2) million and $(16.3) million, respectively, included in the White Oak segment and $0.1 million and $0.7 million, respectively, included in the Other and Corporate segment.

(6)

Total assets for the White Oak and Other and Corporate segments include investments in affiliate of $200.1 million and $1.5 million, respectively, at September 30, 2014 and $122.7 million and $1.6 million, respectively, at September 30, 2013.

(7)

Capital expenditures shown above include funding to White Oak of $1.4 million for the nine months ended September 30, 2014, no funding for the three months ended September 30, 2014 and $2.5 million and $21.3 million of funding, respectively, for the three and nine months ended September 30, 2013, for the acquisition and development of coal reserves from White Oak (Note 6), which is described as “Payments to affiliate for acquisition and development of coal reserves” in our condensed consolidated statements of cash flow.

12.       SUBSEQUENT EVENTS

On October 27, 2014, we declared a quarterly distribution for the quarter ended September 30, 2014, of $0.8925 per unit on all common units outstanding, totaling approximately $53.4 million, payable on November 19, 2014 to all unitholders of record as of November 12, 2014.

On October 27, 2014, the ARLP Partnership declared a quarterly distribution for the quarter ended September 30, 2014, of $0.6375 per unit, on all common units outstanding, totaling approximately $81.8 million (which includes MGP’s incentive distributions), payable on November 14, 2014 to all unitholders of record as of November 7, 2014.

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

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users.  The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S.  As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.  The ARLP Partnership operates ten underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia and it operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  The development of an additional mine (the “Gibson South mine”) at the ARLP Partnership’s southern Indiana Gibson County Coal, LLC mining complex (“Gibson County Coal”) continues and includes incidental production which began in April 2014.  Also, the ARLP Partnership owns a preferred equity interest and is making additional equity investments in White Oak Resources LLC (“White Oak”), the ARLP Partnership owns and is purchasing additional coal reserves under lease-back arrangements with White Oak, and has constructed and is operating surface facilities at White Oak’s new longwall mining complex in southern Illinois.  White Oak’s initial longwall system commenced operation in late October 2014.

We have four reportable segments: Illinois Basin, Appalachia, White Oak and Other and Corporate.  The first two reportable segments correspond to major coal producing regions in the eastern U.S.  Factors similarly affecting financial performance of the operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The White Oak segment includes activities associated with the White Oak longwall Mine No. 1 in southern Illinois more fully described below.

•                 Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, which includes the Gibson North mine and Gibson South mine, Hopkins County Coal, LLC mining complex (“Hopkins”), which includes the Elk Creek mine and the Fies property, White County Coal, LLC’s Pattiki mining complex (“Pattiki”), Warrior Coal, LLC’s mining complex (“Warrior”), Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain undeveloped coal reserves, River View Coal, LLC’s mining complex (“River View”), CR Services, LLC, and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”), ARP Sebree, LLC and ARP Sebree South, LLC.  The development of the Gibson South mine continues and includes incidental production which began in April 2014.  The Sebree and Fies properties are held by the ARLP Partnership for future mine development.

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

•                 White Oak reportable segment is comprised of two operating segments, Alliance WOR Properties, LLC (“WOR Properties”) and Alliance WOR Processing, LLC (“WOR Processing”).  WOR Properties owns coal reserves acquired from White Oak, and is committed to acquiring additional reserves from White Oak, under lease-back arrangements.  WOR Properties has also provided certain funding to White Oak for development of these reserves.  WOR Processing includes both the surface operations at White Oak and the equity investments the ARLP Partnership is making in White Oak.  The White Oak reportable segment also includes a loan to White Oak from the Intermediate Partnership to construct certain surface facilities. For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 6. White Oak Transactions” of this Quarterly Report on Form 10-Q.

•                 Other and Corporate segment includes marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC, ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in Mid-America Carbonates, LLC (“MAC”), certain activities of Alliance Resource Properties, the

Pontiki Coal, LLC mining complex (“Pontiki”) which ceased operations in November 2013 and sold most of its assets in May 2014, and Wildcat Insurance, LLC (“Wildcat Insurance”), which was established in September 2014 to assist the ARLP Partnership with its insurance requirements.

As a result of a change in our reportable segments in 2014, certain reclassifications of 2013 segment information have been made to conform to the 2014 presentation.  These reclassifications include changes to the Appalachian reportable segment and Other and Corporate segment.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

We reported net income of $117.7 million for the three months ended September 30, 2014 (“2014 Quarter”) compared to $86.8 million for the three months ended September 30, 2013 (“2013 Quarter”). The increase of $30.9 million was principally due to increased sales and production volumes, which rose to 9.8 million tons sold and 10.2 million tons produced in the 2014 Quarter compared to 9.5 million tons sold and 9.7 million tons produced in the 2013 Quarter.  The increase in tons sold and produced resulted from increased volumes at the Tunnel Ridge, Onton and MC Mining mines, new development coal production at the Gibson South mine and strong sales performance at the Dotiki mine.  Net income was also favorably impacted by a $1.26 increase in average coal sales price per ton sold to $55.81 per ton sold in the 2014 Quarter compared to $54.55 per ton sold in the 2013 Quarter.  Higher operating expenses during the 2014 Quarter primarily resulted from increased sales and production volumes, which particularly impacted sales-related expenses, materials and supplies expenses, labor-related expenses and maintenance costs compared to the 2013 Quarter.  Increases in operating expenses were partially offset by higher costs in the 2013 Quarter related to costs associated with an adverse geological event at the Onton mine.

	Three Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(per ton sold)
Tons sold	9,825	9,504	N/A	N/A
Tons produced	10,219	9,682	N/A	N/A
Coal sales	$548,357	$518,447	$55.81	$54.55
Operating expenses and outside coal purchases	$349,173	$346,681	$35.54	$36.48

Coal sales.  Coal sales for the 2014 Quarter increased 5.8% to $548.4 million from $518.4 million for the 2013 Quarter.  The increase of $30.0 million in coal sales reflected the benefit of increased tons sold (contributing $17.6 million in additional coal sales) and higher average coal sales prices (contributing $12.4 million in coal sales).  Average coal sales prices in the 2014 Quarter increased to $55.81 compared to $54.55 per ton in the 2013 Quarter, primarily as a result of higher-priced coal sales at the Mettiki and Tunnel Ridge mines and higher-priced coal sales from development production at the Gibson South mine.

            Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases combined increased slightly to $349.2 million for the 2014 Quarter from $346.7 million for the 2013 Quarter, primarily due to increased coal sales and production volumes.  On a per ton basis, operating expenses and outside coal purchases decreased 2.6% to $35.54 per ton sold primarily due to the favorable impact of increased lower-cost production at the Tunnel Ridge mine, strong production performance at the MC Mining mine, improved production and operating conditions at the Onton mine and the absence of higher cost production at the Pontiki mine, which was closed in late 2013.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                 Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 1.8% to $11.70 per ton in the 2014 Quarter from $11.92 per ton in the 2013 Quarter.  This decrease of $0.22 per ton was primarily attributable to lower labor and benefit costs per ton resulting from increased production discussed above and lower medical expenses at the Mettiki mine, partially offset by higher labor cost per ton resulting from decreased coal recoveries at the Warrior and Gibson North mines, higher labor and benefit costs per ton during the development phase of the Gibson South mine and higher medical expense at certain Illinois Basin mines;

•                 Material and supplies expenses per ton produced were $11.96 for the 2014 and 2013 Quarters.  Material and supplies expenses remained unchanged on a per ton basis due to the increase in cost of certain products and services, primarily roof support (increase of $0.13 per ton), various preparation plant expenses (increase of $0.11 per ton) and other outside services used in the mining process (increase of $0.09 per ton), offset by the decrease in cost of certain products and services, primarily attributable to safety-related expenses (decrease of $0.36 per ton) and contract labor used in the mining process (decrease of $0.08 per ton).  Lower safety-related materials and supplies in the 2014 Quarter resulted from the absence of higher costs associated with the adverse geological event at the Onton mine which occurred in the 2013 Quarter;

•                 Maintenance expenses per ton produced increased 1.8% to $4.00 per ton in the 2014 Quarter from $3.93 per ton in the 2013 Quarter.  The increase of $0.07 per ton produced was primarily due to higher cost production during the development phase of the Gibson South mine, partially offset by increased production at certain locations as discussed above and the absence of higher cost production at the Pontiki mine;

•                 Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.22 per produced ton sold in the 2014 Quarter compared to the 2013 Quarter primarily as a result of increased sales and production from certain mines in states with higher severance tax rates; and

•                 Operating expenses for the 2014 Quarter were also favorably impacted by the absence of $3.8 million of asset retirements which occurred in the 2013 Quarter resulting from the adverse geological event at the Onton mine.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, throughput fees received from White Oak and other outside services.  Other sales and operating revenues increased to $14.9 million in the 2014 Quarter from $7.1 million in the 2013 Quarter.  The increase of $7.8 million was primarily due to increased White Oak throughput fees, payments in lieu of shipments received from a customer in the 2014 Quarter related to an Appalachian coal sales contract and increased Matrix Design sales.

General and administrative.  General and administrative expenses for the 2014 Quarter increased to $19.2 million compared to $15.2 million in the 2013 Quarter.  The increase of $4.0 million was primarily due to increased incentive compensation expense and other professional services.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $69.6 million for the 2014 Quarter from $66.1 million for the 2013 Quarter.  The increase of $3.5 million was primarily attributable to increased production volumes mentioned above, as well as capital expenditures related to production expansion and infrastructure investments at various operations.

Interest expense.  Interest expense, net of capitalized interest, increased to $8.6 million for the 2014 Quarter from $6.2 million for the 2013 Quarter.  The increase of $2.4 million was principally attributable to decreased capitalized interest on the equity investment in White Oak and increased borrowings under the revolving credit facilities during the 2014 Quarter.  This increase was partially offset by principal repayments, made during 2014, of $12.5 million and $18.0 million on the term loan and original senior notes issued in 1999, respectively.  Interest payable under the senior notes, term loan and revolving credit facilities is discussed below under “–Debt Obligations.”

Equity in income (loss) of affiliates, net.  Equity in income (loss) of affiliates, net includes the equity investments in MAC and White Oak.  For the 2014 Quarter, the ARLP Partnership recognized net equity in income of affiliates of $0.1 million compared to net equity in loss of affiliates of $6.0 million for the 2013 Quarter.  The change in net equity in earnings of affiliates is primarily related to the equity investment in White Oak and the impact of changes in allocations of equity income or losses resulting from equity contributions during the 2014 Quarter by another White Oak owner partially offset by increased losses incurred by White Oak during the 2014 Quarter.  Equity contributions impact the future preferred distributions allocable to each owner and the ongoing allocation of income and losses for generally accepted accounting principles (“GAAP”) purposes.

Transportation revenues and expenses.  Transportation revenues and expenses were $6.0 million and $11.6 million for the 2014 and 2013 Quarters, respectively.  The decrease of $5.6 million was primarily attributable to a decrease in average transportation rates reflecting the absence of export sales from the Warrior mine in the 2014 Quarter compared to the 2013 Quarter.  The cost of transportation services are passed through to the ARLP Partnership’s customers.  Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate.  The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.  The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $49.1 million and $32.5 million for the 2014 and 2013 Quarters, respectively.  The increase in net income attributable to noncontrolling interest is due to the increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above, partially offset by an increase in ARLP’s priority distribution to the MGP, which is deducted from ARLP’s net income in the allocation of net income attributable to noncontrolling interest.

Segment Adjusted EBITDA.  Our 2014 Quarter Segment Adjusted EBITDA increased $41.4 million, or 23.9%, to $214.7 million from the 2013 Quarter Segment Adjusted EBITDA of $173.3 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended September 30,
	2014	2013	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$143,854	$156,790	$(12,936)	(8.3)%
Appalachia (4)	68,501	19,504	48,997	(1)
White Oak	1,401	(6,190)	7,591	(1)
Other and Corporate (4)	917	3,179	(2,262)	(71.2)%
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$214,673	$173,283	$41,390	23.9%

Tons sold
Illinois Basin	7,361	7,598	(237)	(3.1)%
Appalachia (4)	2,464	1,724	740	42.9%
White Oak	-	-	-	-
Other and Corporate (4)	-	206	(206)	(1)
Elimination	-	(24)	24	(1)
Total tons sold	9,825	9,504	321	3.4%

Coal sales
Illinois Basin	$388,802	$396,056	$(7,254)	(1.8)%
Appalachia (4)	159,555	108,077	51,478	47.6%
White Oak	-	-	-	-
Other and Corporate (4)	-	15,821	(15,821)	(1)
Elimination	-	(1,507)	1,507	(1)
Total coal sales	$548,357	$518,447	$29,910	5.8%

Other sales and operating revenues
Illinois Basin	$533	$696	$(163)	(23.4)%
Appalachia (4)	4,902	1,005	3,897	(1)
White Oak	3,584	566	3,018	(1)
Other and Corporate (4)	7,630	7,614	16	0.2%
Elimination	(1,777)	(2,746)	969	35.3%
Total other sales and operating revenues	$14,872	$7,135	$7,737	(1)

Segment Adjusted EBITDA Expense
Illinois Basin	$245,481	$239,962	$5,519	2.3%
Appalachia (4)	95,956	89,578	6,378	7.1%
White Oak	2,144	546	1,598	(1)
Other and Corporate (4)	6,820	20,476	(13,656)	(66.7)%
Elimination	(1,777)	(4,253)	2,476	58.2%
Total Segment Adjusted EBITDA Expense (3)	$348,624	$346,309	$2,315	0.7%

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

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA.  In addition, the exclusion of corporate general and administrative expenses from consolidated Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2014	2013

Segment Adjusted EBITDA	$214,673	$173,283

General and administrative	(19,185)	(15,237)
Depreciation, depletion and amortization	(69,646)	(66,099)
Interest expense, net	(8,152)	(5,915)
Income tax benefit	-	718
Net income	$117,690	$86,750

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2014	2013

Segment Adjusted EBITDA Expense	$348,624	$346,309

Outside coal purchases	(3)	(636)
Other income	549	372
Operating expenses (excluding depreciation, depletion and amortization)	$349,170	$346,045

(4)      In 2014, we realigned our segment presentation.  The Appalachia segment is now comprised of the MC Mining, Mettiki and Tunnel Ridge mines.  Results for the Pontiki mine, which ceased operations in November 2013, are now reflected in the Other and Corporate segment. Reclassifications of the 2013 segment information have been made to the Appalachia and Other and Corporate segments above to conform to the 2014 presentation.

Illinois Basin – Segment Adjusted EBITDA decreased 8.3% to $143.9 million in the 2014 Quarter from $156.8 million in the 2013 Quarter.  The decrease of $12.9 million was primarily attributable to fewer tons sold which decreased 3.1% to 7.4 million tons in the 2014 Quarter.  Coal sales decreased 1.8% to $388.8 million compared to $396.1 million in the 2013 Quarter.  The decrease of $7.3 million reflects decreased tons produced and sold from the Warrior, Hopkins, River View and Gibson North mines as a result of difficult mining conditions, offset partially by improved production and operating conditions at the Onton mine, new development coal production from the  Gibson South mine, which began in April 2014, and higher average coal sales price of $52.82 per ton sold during the 2014 Quarter compared to $52.13 per ton sold in the 2013 Quarter resulting primarily from higher-priced coal sales from the new development coal production at the Gibson South mine.  Segment Adjusted EBITDA Expense increased 2.3% to $245.5 million in the 2014 Quarter from $240.0 million in the 2013 Quarter and increased $1.77 per ton sold to $33.35 from $31.58 per ton sold in the 2013 Quarter, primarily due to lower recoveries at the Warrior mine as it continues to transition into a new mining area, difficult mining conditions at the Gibson North, Pattiki and Hopkins mines, increased inventory costs and higher cost development production at the new Gibson South mine, as well as certain cost increases described above under “–Operating expenses and outside coal purchases.”

Appalachia – Segment Adjusted EBITDA increased to $68.5 million for the 2014 Quarter from $19.5 million in the 2013 Quarter.  The increase of $49.0 million was primarily attributable to higher tons sold, which increased 42.9% to 2.5 million tons sold in the 2014 Quarter, as well as a higher average coal sales price of $64.76 per ton sold during the 2014 Quarter compared to $62.69 per ton sold in the 2013 Quarter.  Coal sales increased 47.6% to $159.6 million compared to $108.1 million in the 2013 Quarter.  The increase of $51.5 million was primarily due to increased production at the Tunnel Ridge and MC Mining mines.  Segment Adjusted EBITDA also benefited from increased other sales and operating revenues due to payments in lieu of shipments received from a customer in the 2014 Quarter.  Segment Adjusted EBITDA Expense increased 7.1% to $96.0 million in the 2014 Quarter from $89.6 million in the 2013 Quarter, primarily due to increased production discussed above.  Although Segment Adjusted EBITDA Expense increased for the 2014 Quarter, Segment Adjusted EBITDA Expense per ton decreased $13.02 per ton sold to $38.94 per ton sold compared to $51.96 per ton sold in the 2013 Quarter, primarily due to improved productivity and geological conditions at the Tunnel Ridge mine and new Excel No. 4 mining area at the MC Mining operation, lower inventory costs and reduced contract mining and lower medical expenses at the Mettiki mine.

White Oak – Segment Adjusted EBITDA was $1.4 million and $(6.2) million in the 2014 and 2013 Quarters, respectively, primarily attributable to income and losses allocated to the ARLP Partnership due to its equity interest in White Oak.  The equity in income (loss) of affiliates from White Oak for the 2014 Quarter was favorably impacted by reduced allocation of losses to the ARLP Partnership as a result of equity contributions by another White Oak owner as discussed above.  The ARLP Partnership also received revenues for surface facility services of $3.6 million and $0.6 million for the 2014 and 2013 Quarters, respectively.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 6. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA decreased $2.3 million in the 2014 Quarter from the 2013 Quarter and Segment Adjusted EBITDA Expense decreased 66.7% to $6.8 million for the 2014 Quarter compared to $20.5 million for the 2013 Quarter.  These decreases were primarily attributable to the absence of production and sales at the Pontiki mine reflecting its closure in late 2013 and sale of assets in May 2014 as discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

We reported net income of $370.1 million for the nine months ended September 30, 2014 (“2014 Period”) compared to $292.7 million for the nine months ended September 30, 2013 (“2013 Period”).  The increase of $77.4 million was principally due to increased sales from low-cost production at the Tunnel Ridge mine in addition to record coal sales and production volumes, which rose to 29.7 million tons sold and 30.2 million tons produced in the 2014 Period compared to 29.0 million tons sold and 29.6 million tons produced in the 2013 Period.  The increase in tons sold and produced resulted primarily from increased production as a result of improved mining conditions at the Tunnel Ridge, MC Mining, Onton and Dotiki mines and the start-up of coal production at the Gibson South mine.  Lower operating expenses during the 2014 Period resulted primarily from reduced expenses per ton at the Tunnel Ridge, MC Mining and Dotiki mines, in addition to a significant increase in sales of lower cost production from Tunnel Ridge, insurance proceeds received in the 2014 Period related to the previously mentioned adverse geological event at the Onton mine which also increased operating expenses in the 2013 Period, the idling of a higher cost third-party mining operation at the Mettiki mine and the absence of higher cost production at the Pontiki mine, which was closed in late 2013.

	Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(per ton sold)
Tons sold	29,682	29,019	N/A	N/A
Tons produced	30,233	29,621	N/A	N/A
Coal sales	$1,649,093	$1,594,530	$55.56	$54.95
Operating expenses and outside coal purchases	$1,024,312	$1,044,085	$34.51	$35.98

Coal sales.  Coal sales for the 2014 Period increased 3.4% to $1.65 billion from $1.59 billion for the 2013 Period.  The increase of $54.6 million in coal sales reflected the benefit of record tons sold (contributing $36.5 million in additional coal sales) and higher average coal sales prices (contributing $18.1 million in additional coal sales).  Average coal sales prices increased $0.61 per ton sold to $55.56 per ton in the 2014 Period as compared to $54.95 per ton sold in the 2013 Period, primarily as a result of increased contract pricing at the Mettiki mine, an increase of higher-priced coal sales at the Tunnel Ridge mine and the addition of higher-priced coal sales at the new Gibson South mine, offset partially by the absence of higher-priced Pontiki sales in the 2014 Period.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased a combined 1.9% to $1.02 billion for the 2014 Period from $1.04 billion for the 2013 Period.  On a per ton basis, operating expenses and outside coal purchases decreased 4.1% to $34.51 per ton sold in the 2014 Period, primarily due to increased lower-cost production at the Tunnel Ridge mine, strong production performance at the MC Mining and Dotiki mines, improved production and operating conditions at the Onton mine and the absence of higher cost production at the Pontiki mine discussed above.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 1.5% to $11.51 per ton in the 2014 Period from $11.69 per ton in the 2013 Period.  This decrease of $0.18 per ton was primarily attributable to lower labor cost per ton resulting from increased production discussed above, lower medical expenses at the Mettiki mine and the absence of higher cost per ton labor and benefits at the Pontiki mine;

•

Workers’ compensation expenses per ton produced decreased to $0.37 per ton in the 2014 Period from $0.61 per ton in the 2013 Period.  The decrease of $0.24 per ton produced resulted primarily from favorable claim trends;

•

Material and supplies expenses per ton produced decreased 0.8% to $11.54 per ton in the 2014 Period from $11.63 per ton in the 2013 Period.  The decrease of $0.09 per ton produced resulted primarily from the benefits of increased production discussed above and a decrease in certain products and services, primarily contract labor used in the mining process (decrease of $0.22 per ton), safety-related expenses (decrease of $0.14 per ton) and lower longwall subsidence expense (decrease of $0.08 per ton), partially offset by increases in certain products and services, primarily ventilation-related materials and supplies (increase of $0.11 per ton), various preparation plant expenses (increase of $0.09 per ton) and power and fuel used in the mining process (increase of $0.11 per ton).  Lower safety-related materials and supplies in the 2014 Period resulted from the absence of higher costs associated with the adverse geological event at the Onton mine which occurred in the 2013 Period;

•

Contract mining expenses decreased $4.8 million for the 2014 Period compared to the 2013 Period.  The decrease reflects lower production from a third-party mining operation at the Mettiki mine complex due to reduced metallurgical coal export market opportunities;

•

Outside coal purchases decreased $2.0 million in the 2014 Period.  The decrease was primarily attributable to reduced coal brokerage activity and less coal purchased for sale into the metallurgical coal export markets;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.10 per produced ton sold in the 2014 Period compared to the 2013 Period primarily as a result of increased sales and production from certain mines in states with higher severance tax rates;

•

Operating expenses also benefited in the 2014 Period due to a gain of $4.4 million recognized on the sale of Pontiki’s assets.  In May 2014, Pontiki completed the sale of most of its assets, including certain coal reserves, mining equipment and infrastructure and surface facilities;

•	Operating expenses benefited from insurance proceeds of $7.0 million received in the 2014 Period related to claims from the adverse geological event at the Onton mine in the 2013 Period; and

•

Operating expenses for the 2014 Period were also favorably impacted by the absence of $3.8 million of asset retirements which occurred in the 2013 Period resulting from the Onton mine’s previously mentioned adverse geological event.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, throughput fees received from White Oak and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $42.7 million for the 2014 Period from $20.6 million for the 2013 Period.  The increase of $22.1 million was primarily due to increased White Oak throughput fees, payments in lieu of shipments received from a customer in the 2014 Period related to an Appalachian coal sales contract and increased Matrix Design sales.

General and administrative.  General and administrative expenses for the 2014 Period increased to $57.4 million compared to $48.0 million in the 2013 Period.  The increase of $9.4 million was primarily due to increased incentive compensation expense and other professional services.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $203.5 million for the 2014 Period from $198.7 million for the 2013 Period.  The increase of $4.8 million was primarily attributable to record production volumes mentioned above, as well as capital expenditures related to production expansion and infrastructure investments at various operations.

Interest expense.  Interest expense, net of capitalized interest, increased to $25.4 million for the 2014 Period from $19.0 million for the 2013 Period.  The increase of $6.4 million was principally attributable to decreased capitalized interest on the ARLP Partnership’s equity investment in White Oak and increased borrowings under the revolving credit facilities during the 2014 Period, partially offset by decreased interest resulting from principal repayments, made during 2014, of $12.5 million and $18.0 million on the term loan and original senior notes issued in 1999, respectively.  Interest payable under the senior notes, term loan and revolving credit facilities is discussed in more detail below under “–Debt Obligations.”

Equity in income (loss) of affiliates, net.  Equity in income (loss) of affiliates, net includes the ARLP Partnership’s equity investments in MAC and White Oak.  For the 2014 Period, net equity in loss of affiliates was $13.5 million compared to $15.6 million for the 2013 Period.  The decrease in net equity in loss of affiliates is primarily related to the equity investment in White Oak and the impact of changes in allocations of equity income or losses resulting from equity contributions during the 2014 Period by another White Oak owner partially offset by increased losses incurred by White Oak during the 2014 Period.  Equity contributions impact the future preferred distributions allocable to each owner and the ongoing allocation of income and losses for GAAP purposes.

Transportation revenues and expenses.  Transportation revenues and expenses were $17.8 million and $23.5 million for the 2014 and 2013 Periods, respectively.  The decrease of $5.7 million was primarily attributable to a decrease in average transportation rates reflecting the absence of export sales to a certain customer from the Warrior mine in the 2014 Period compared to the 2013 Period, as well as decreased tonnage for which the ARLP Partnership arranged transportation at certain other mines in the 2014 Period.  The cost of transportation services are passed through to the ARLP Partnership’s customers.  Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate.  The noncontrolling interest designated as Affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.  The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 31,088,388 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $156.7 million and $117.5 million for the 2014 and 2013 Periods, respectively.  The increase in net income attributable to noncontrolling interest is due to the increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above, partially offset by an increase in ARLP’s priority distribution to the MGP, which is deducted from ARLP’s net income in the allocation of net income attributable to noncontrolling interest.

Segment Adjusted EBITDA.  Our 2014 Period Segment Adjusted EBITDA increased $98.6 million, or 17.7%, to $655.1 million from the 2013 Period Segment Adjusted EBITDA of $556.5 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Nine Months Ended September 30,
	2014	2013	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$473,362	$488,634	$(15,272)	(3.1)%
Appalachia (4)	184,460	76,581	107,879	(1)
White Oak	(7,511)	(16,777)	9,266	55.2%
Other and Corporate (4)	4,821	8,045	(3,224)	(40.1)%
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$655,132	$556,483	$98,649	17.7%

Tons sold
Illinois Basin	22,857	22,851	6	-
Appalachia (4)	6,825	5,598	1,227	21.9%
White Oak	-	-	-	-
Other and Corporate (4)	-	643	(643)	(1)
Elimination	-	(73)	73	(1)
Total tons sold	29,682	29,019	663	2.3%

Coal sales
Illinois Basin	$1,201,980	$1,193,740	$8,240	0.7%
Appalachia (4)	446,953	355,509	91,444	25.7%
White Oak	-	-	-	-
Other and Corporate (4)	160	49,873	(49,713)	(99.7)%
Elimination	-	(4,592)	4,592	(1)
Total coal sales	$1,649,093	$1,594,530	$54,563	3.4%

Other sales and operating revenues
Illinois Basin	$2,396	$2,704	$(308)	(11.4)%
Appalachia (4)	12,953	3,128	9,825	(1)
White Oak	11,451	566	10,885	(1)
Other and Corporate (4)	23,199	24,414	(1,215)	(5.0)%
Elimination	(7,280)	(10,217)	2,937	28.7%
Total other sales and operating revenues	$42,719	$20,595	$22,124	(1)

Segment Adjusted EBITDA Expense
Illinois Basin	$731,014	$707,810	$23,204	3.3%
Appalachia (4)	275,446	282,056	(6,610)	(2.3)%
White Oak	5,160	1,074	4,086	(1)
Other and Corporate (4)	18,794	66,955	(48,161)	(71.9)%
Elimination	(7,280)	(14,809)	7,529	50.8%
Total Segment Adjusted EBITDA Expense (3)	$1,023,134	$1,043,086	$(19,952)	(1.9)%

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Nine Months Ended September 30,
	2014	2013

Segment Adjusted EBITDA	$655,132	$556,483

General and administrative	(57,352)	(47,956)
Depreciation, depletion and amortization	(203,539)	(198,688)
Interest expense, net	(24,157)	(18,439)
Income tax benefit	-	1,307
Net income	$370,084	$292,707

(3)      Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and, consequently, it does not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by management to assess the operating performance of the segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to the ARLP Partnership’s operating expenses.  Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Nine Months Ended September 30,
	2014	2013

Segment Adjusted EBITDA Expense	$1,023,134	$1,043,086

Outside coal purchases	(7)	(2,028)
Other income	1,178	999
Operating expenses (excluding depreciation, depletion and amortization)	$1,024,305	$1,042,057

(4)  In 2014, we realigned our segment presentation.  The Appalachia segment is now comprised of the MC Mining, Mettiki and Tunnel Ridge mines.  Results for the Pontiki mine, which ceased operations in November 2013, are now reflected in the Other and Corporate segment. Reclassifications of the 2013 segment information have been made to the Appalachia and Other and Corporate segments above to conform to the 2014 presentation.

Illinois Basin – Segment Adjusted EBITDA decreased 3.1% to $473.4 million for the 2014 Period from $488.6 million for the 2013 Period.  The decrease of $15.2 million was primarily attributable to decreased coal recoveries at the Warrior mine as it continues to transition into a new mining area and increased expenses per ton at the Pattiki and Hopkins mines due to difficult mining conditions, partially offset by improved sales and production from the Dotiki mine and improved production and operating conditions at the Onton mine.  The 2014 Period benefited from a higher average coal sales price which increased slightly to $52.59 per ton sold compared to $52.24 for the 2013 Period.  Coal sales increased to $1.20 billion in the 2014 Period compared to $1.19 billion in the 2013 Period.  The increase of $8.2 million primarily reflects increased tons sold from the Dotiki mine and higher-priced coal sales from start-up production at the Gibson South mine, partially offset by reduced tons sold at the Warrior and Hopkins mines.  Segment Adjusted EBITDA Expense increased 3.3% to $731.0 million in the 2014 Period from $707.8 million in the 2013 Period and increased $1.00 per ton sold to $31.98 from $30.98 per ton sold in the 2013 Period primarily as a result of difficult mining conditions and lower recoveries discussed above.  The increase in Segment Adjusted EBITDA Expense was partially offset by insurance proceeds received in the 2014 Period related to the impact of the adverse geological event at the Onton mine in the 2013 Period mentioned above, as well as certain other cost decreases discussed above under “–Operating expenses and outside coal purchases.”

Appalachia – Segment Adjusted EBITDA increased to $184.5 million for the 2014 Period as compared to $76.6 million for the 2013 Period.  The increase of $107.9 million was primarily attributable to increased tons sold, which increased 21.9% to 6.8 million tons in the 2014 Period compared to 5.6 million tons in the 2013 Period, as well as a higher average coal sales price of $65.49 per ton sold during the 2014 Period compared to $63.51 per ton sold in the 2013 Period.  Coal sales increased 25.7% to $447.0 million in the 2014 Period compared to $355.5 million in the 2013 Period.  The increase of $91.5 million was primarily due to increased production at the Tunnel Ridge and MC Mining operations and higher contract coal sales prices at the Mettiki mine.  Segment Adjusted EBITDA also benefited from increased other sales and operating revenues due to payments in lieu of shipments received from a customer in the 2014 Period.  Segment Adjusted EBITDA Expense decreased 2.3% to $275.4 million in the 2014 Period from $282.1 million in the 2013 Period and decreased $10.03 per ton sold to $40.36 from $50.39 per ton sold in the 2013 Period, primarily due to improved productivity and geological conditions at the Tunnel Ridge mine and new Excel No. 4 mining area at the MC Mining operation, reduced contract mining expenses and lower employee benefit cost at the Mettiki mining complex, and lower workers’ compensation expense across the region, as well as certain other cost decreases discussed above under “–Operating expenses and outside coal purchases.”

White Oak – Segment Adjusted EBITDA was $(7.5) million and $(16.8) million in the 2014 and 2013 Periods, respectively, primarily attributable to losses allocated to the ARLP Partnership due to its equity interest in White Oak.  The ARLP Partnership was allocated $13.8 million and $16.3 million in losses for the 2014 and 2013 Period, respectively.  Segment Adjusted EBITDA for the 2014 Period was favorably impacted by reduced allocation of losses to the ARLP Partnership as a result of equity contributions made by another White Oak owner as discussed above under “–Equity in income (loss) of affiliates, net.” The ARLP Partnership also received revenues for surface facility services of $11.3 million and $0.6 million for the 2014 and 2013 Periods, respectively.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 6. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA decreased $3.2 million in the 2014 Period from the 2013 Period and Segment Adjusted EBITDA Expense decreased 71.9% to $18.8 million for the 2014 Period.  These decreases were primarily attributable to the absence of production and sales in the 2014 Period from the Pontiki mine discussed above.

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

Cash Flows

Cash provided by operating activities was $582.9 million for the 2014 Period compared to $548.9 million for the 2013 Period.  The increase in cash provided by operating activities was primarily due to higher net income and an increase in accounts payable during the 2014 Period, partially offset by an increase in trade receivables during the 2014 Period as compared to a decrease during the 2013 Period and a decrease in accrued payroll and related benefits in the 2014 Period.

Net cash used in investing activities was $315.4 million for the 2014 Period compared to $319.2 million for the 2013 Period.  The decrease in cash used in investing activities was primarily attributable to a decrease in the acquisition and funding for development of coal reserves in the 2014 Period, lower capital expenditures for mine infrastructure and equipment at various mines, particularly at the Gibson South and Tunnel Ridge mines, and proceeds from insurance for property, plant and equipment related to claims from the adverse geological event at the Onton mine in the 2013 Period.  These decreases were offset by an increase in funding of the White Oak equity investment during the 2014 Period.

Net cash used in financing activities was $347.4 million for the 2014 Period compared to $237.7 million for the 2013 Period.  The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2014 Period, as well as net payments under the revolving credit facilities during the 2014 Period and payments under the term loan in the 2014 Period, which are discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures decreased slightly to $233.7 million in the 2014 Period from $242.7 million in the 2013 Period.

The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2014 are estimated in a range of $320.0 million to $350.0 million, which includes expenditures for mine expansion to complete development of the new Gibson South mine, reserve acquisitions related to the White Oak mine and infrastructure projects and maintenance capital at various mines.  In addition to these capital expenditures, the ARLP Partnership anticipates funding a total of approximately $100.0 million to $115.0 million of its preferred equity investment commitment to White Oak in 2014.  Management anticipates funding remaining 2014 capital requirements with cash and cash equivalents ($14.8 million as of September 30, 2014), cash flows from operations, borrowings under the revolving credit facility as discussed below and, if necessary, accessing the debt or equity capital markets.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to obtain additional debt or equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Debt Obligations

ARLP Credit Facility.  On May 23, 2012, the Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “ARLP Revolving Credit Facility”) of $700.0 million and a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the ARLP Revolving Credit Facility and ARLP Term Loan are referred to as the “ARLP Credit Facility”).  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at the ARLP Partnership’s election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The ARLP Partnership has elected a Eurodollar Rate which, with applicable margin, was 1.81% on borrowings outstanding as of September 30, 2014.  The ARLP Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid.  Interest is payable quarterly, with principal of the ARLP Term Loan due as follows: quarterly principal payments commenced with the second quarter of 2014 and continue each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the ARLP

Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the ARLP Term Loan advances outstanding; and the remaining balance of the ARLP Term Loan advances at maturity.  In June 2014, the ARLP Partnership began making the quarterly principal payments on the ARLP Term Loan, leaving a balance of $237.5 million at September 30, 2014.  The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change in control” (as defined by the Credit Agreement), the unpaid principal amount of the ARLP Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.

At September 30, 2014, the ARLP Partnership had borrowings of $170.0 million and $5.4 million of letters of credit outstanding with $524.6 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

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

The ARLP 2008 Senior Notes and the ARLP Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.97 to 1.0 and 22.9 to 1.0, respectively, for the trailing twelve months ended September 30, 2014.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2014.

Other.  In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits.  At September 30, 2014, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with us, SGP and our respective affiliates.  These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, mineral and equipment leases with SGP and its affiliates and agreements relating to the use of aircraft.  The ARLP Partnership also has ongoing transactions with White Oak to support their longwall mining operation.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted.  We do not anticipate the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

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

Regulation and Laws

Reference is made to “Item 1. Business – Regulation and Laws – Air Emissions” in our Annual Report on Form 10-K for the year ended December 31, 2013.

On April 29, 2014, the Supreme Court reversed the D.C. Circuit’s ruling vacating the Cross-State Air Pollution Rule (“CSAPR”), upheld the rule, and remanded the case for the D.C. Circuit to resolve the remaining implementation issues consistent with the Supreme Court’s opinion.  The Supreme Court held that the U.S. Environmental Protection Agency’s (“EPA”) allocation of emissions reductions in upwind states permissibly considered the cost-effectiveness of achieving downwind attainment and that EPA has authority under the Federal Clean Air Act (“CAA”) to impose federal implementation plans (“FIPs”) immediately after disapproving individual state implementation plans (“SIPs”).  Because the D.C. Circuit overturned CSAPR on two over-arching issues, the D.C. Circuit must now consider on remand the other issues that it left unaddressed in its first opinion.  On June 26, 2014, the U.S. government filed a motion with the D.C. Circuit to lift the stay of CSAPR.  On October 23, 2014, the court granted EPA’s request to lift the stay.  However, the order was unclear as to whether it also granted EPA’s request to toll the compliance deadline for three years.  Because it is not yet known how the litigation over CSAPR will be resolved or when compliance will be required, the ARLP Partnership cannot reasonably predict what requirements, if any, may be imposed under CSAPR in the future, or their timing. As a result, the full impact of the Supreme Court’s decision on CSAPR cannot be determined until further action by the D.C. Circuit and implementation of CSAPR or an alternative rule promulgated by EPA.  However, the rule will likely, if implemented, require retirement of a number of coal-fired electric generating units, rather than retrofitting the units with the necessary emission control technologies, which closures may reduce the demand for coal.

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

Insurance

Effective October 1, 2014, the ARLP Partnership renewed its annual property and casualty insurance program.  The property insurance was procured from the ARLP Partnership’s new wholly-owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of the ARLP Partnership’s subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market at a reduced cost.  The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 90 or 120 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

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

Interest Rate Risk

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $170.0 million in borrowings under the ARLP Revolving Credit Facility and $237.5 million outstanding under the ARLP Term Loan at September 30, 2014.  A one percentage point increase in the interest rates related to the ARLP Revolving Credit Facility and ARLP Term Loan would result in an annualized increase in 2014 interest expense of $4.1 million, based on interest rate and borrowing levels at September 30, 2014.  With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $6.7 million in the estimated fair value of these borrowings.

As of September 30, 2014, the estimated fair value of the ARLP Debt Arrangements was approximately $776.1 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2014.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.          CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2014.

During the quarterly period ended September 30, 2014, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 7, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2014 filed in XBRL).

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 7, 2014.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign
on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer