Form 10-K
period 2014-12-31
Alliance Holdings GP, L.P.
filed 2015-02-27
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes   [X] No

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers, individuals who comprise a group under Rule 13d-5(b) of the Securities Exchange Act of 1934 and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1,071,828,680 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of February 27, 2015, 59,863,000 common units were outstanding.

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

•                  31,088,338 common units of ARLP, representing approximately 42.0% of the common units of ARLP as of December 31, 2014; and

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

The following diagram depicts our organization and ownership as of December 31, 2014:

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

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users.  The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the third-largest coal producer in the eastern U.S.  At December 31, 2014, the ARLP Partnership had approximately 1.5 billion tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  Approximately 300.7 million tons of those reserves are leased to White Oak Resources LLC (“White Oak”).  For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments.”  In 2014, the ARLP Partnership sold a record 39.7 million tons of coal and produced a record 40.7 million tons of coal, of which 4.0% was low-sulfur coal, 16.0% was medium-sulfur coal and 80.0% was high-sulfur coal.  In 2014, the ARLP Partnership sold 95.5% of its total tons to electric utilities, of which 97.8% was sold to utility plants with installed pollution control devices.  These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.  The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content of 1% to 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

The ARLP Partnership operates ten underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia.  The ARLP Partnership also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Also, the ARLP Partnership owns a preferred equity interest and is making additional equity investments in White Oak and is purchasing and has funded development of coal reserves and has constructed and is operating surface facilities at White Oak’s new mining complex in southern Illinois.  The ARLP Partnership’s mining activities are conducted in two geographic regions commonly referred to in the coal industry as the Illinois Basin and Appalachian regions.  The ARLP Partnership has grown historically, and expects to grow in the future, primarily through expansion of its operations by adding and developing mines and coal reserves in these regions.

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

Mining Operations

The ARLP Partnership produces a diverse range of steam coal with varying sulfur and heat contents, which enables it to satisfy the broad range of specifications required by its customers.  The following chart summarizes the ARLP Partnership’s coal production by region for the last five years.

	Year Ended December 31,
Regions	2014	2013	2012	2011	2010
	(tons in millions)
Illinois Basin	30.9	30.7	28.4	25.5	23.7
Appalachia	9.8	7.4	5.8	4.3	4.3
Other (a)	-	0.7	0.6	1.0	0.9
Total	40.7	38.8	34.8	30.8	28.9

(a)         Other includes production from the ARLP Partnership’s former Pontiki Coal, LLC (“Pontiki”) mine, which is located in Martin County, Kentucky.  The Pontiki mine ceased operations in November 2013.  As a result of the cessation the ARLP Partnership evaluated the ongoing management of the mining operations and coal sales efforts to ensure that resources were appropriately allocated to maximize overall results.  Based on this evaluation, the ARLP Partnership has realigned the management of its operating and marketing teams and we have changed our reportable segment presentation to reflect this realignment.  Please see “Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information” for a discussion on the change in segments.

The following map shows the location of the ARLP Partnership’s mining complexes and projects:

Illinois Basin Operations

The ARLP Partnership’s Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. As of February 1, 2015, the ARLP Partnership had 3,177 employees, and it operates seven mining complexes in the Illinois Basin.

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

Warrior Complex.  The ARLP Partnership’s subsidiary, Warrior Coal, LLC (“Warrior”), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky.  The Warrior complex was opened in 1985, and the ARLP Partnership acquired it in February 2003.  Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal.  Warrior completed construction of a new preparation plant in the first quarter of 2009, which has throughput capacity of 1,200 tons of raw coal per hour.  Warrior’s production is shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for barge deliveries.  In 2011, Warrior acquired the nearby Richland No. 9 Mine (“Richland”).  Coal produced from Richland was processed through Warrior’s preparation plant until production from the mine was exhausted in 2014.  Warrior is currently in the process of transitioning from the No. 11 seam to the No. 9 seam, which is expected to continue over the next two to three years.

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

Hopkins Complex.  The Hopkins complex, which the ARLP Partnership acquired in January 1998, is located near the city of Madisonville in Hopkins County, Kentucky.  The ARLP Partnership’s subsidiary, Hopkins County Coal, LLC (“Hopkins County Coal”) operates the Elk Creek underground mine using continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal.  Coal produced from the Elk Creek mine is processed and shipped through Hopkins County Coal’s preparation plant, which has throughput capacity of 1,200 tons of raw coal per hour.  Elk Creek’s production is shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for barge deliveries.  The Elk Creek mine is currently expected to cease production in early 2016.  Hopkins County Coal also owns the Fies property for potential future development.

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

Gibson County Coal recently completed construction of the Gibson South mine, also located near the city of Princeton in Gibson County, Indiana.  The Gibson South mine is an underground mine and utilizes continuous mining units employing room-and-pillar mining techniques to produce medium-sulfur coal.  The Gibson South mine’s preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Production from the Gibson South mine is shipped by truck on U.S. and state highways or transported by rail from the Gibson North rail loadout facility directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for barge delivery.  Production from the mine began in April 2014.  The mine will have the capacity to expand production to over 5.0 million tons per year, dependent on market demand.  Capital expenditures required to develop the Gibson South mine were approximately $185.5 million.  This amount does not include capitalized interest and capitalized mine development costs associated with incidental production.  (For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.”)

River View Complex.  The ARLP Partnership’s subsidiary, River View Coal, LLC (“River View”), operates the River View mine, which is located in Union County, Kentucky and is currently the largest room-and-pillar underground coal mine in the U.S.  The River View mine began production in 2009, and utilizes continuous mining units to produce high-sulfur coal.  River View’s preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Coal produced from the River View mine is transported by overland belt to a barge loading facility on the Ohio River.

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

Appalachian Operations

The ARLP Partnership’s Appalachian mining operations are located in eastern Kentucky, Maryland and West Virginia.  As of February 1, 2015, the ARLP Partnership had 1,031 employees, and it operates three mining complexes in Appalachia.  The ARLP Partnership also controls undeveloped reserves in West Virginia and Pennsylvania.

MC Mining Complex.  The MC Mining Complex is located near the city of Pikeville in Pike County, Kentucky.  The ARLP Partnership acquired the mine in 1989.  The ARLP Partnership’s subsidiary, MC Mining, LLC (“MC Mining”), owns the mining complex and controls the reserves, and its subsidiary, Excel Mining, LLC (“Excel”) conducts all mining operations.  The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal.  In 2011, Excel began development mining in a new area containing in excess of 10.0 million saleable tons of coal, to which all mining was transitioned in 2013.  The preparation plant has throughput capacity of 1,000 tons of raw coal per hour.  Substantially all of the coal produced at MC Mining in 2013 and 2014 met or exceeded the compliance requirements of Phase II of the Federal Clean Air Act (“CAA”) (see “—Regulation and Laws—Air Emissions” below).  Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for barge deliveries.

Mettiki Complex.  The Mettiki Complex comprises the Mountain View mine located in Tucker County, West Virginia operated by the ARLP Partnership’s subsidiary Mettiki Coal (WV), LLC (“Mettiki (WV)”) and a preparation plant located near the city of Oakland in Garrett County, Maryland operated by its subsidiary Mettiki Coal, LLC (“Mettiki (MD)”).  In addition, production from the Mountain View mine can be supplemented with production from a temporarily sealed smaller-scale mine in Maryland controlled by another of the ARLP Partnership’s subsidiaries, Backbone Mountain, LLC.  Mettiki (WV) began continuous miner development of the Mountain View mine in July 2005 and began longwall mining in November 2006.  The Mountain View mine produces medium-sulfur coal, which is transported by truck either to the Mettiki (MD) preparation plant for processing or directly to the coal blending facility at the Virginia Electric and Power Company Mt. Storm Power Station.  The Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal per hour.  Coal processed at the preparation plant can be trucked to the blending facility at Mt. Storm or shipped via the CSX railroad, which provides the opportunity to ship into the domestic and international thermal and metallurgical coal markets.

Tunnel Ridge Complex.  The ARLP Partnership’s subsidiary, Tunnel Ridge, LLC (“Tunnel Ridge”), operates the Tunnel Ridge mine, an underground longwall mine in the Pittsburgh No. 8 coal seam, located near Wheeling, West Virginia.  Tunnel Ridge began construction of the mine and related facilities in 2008.  Development mining began in 2010, and longwall mining operations began at Tunnel Ridge in May 2012.  Coal produced from the Tunnel Ridge mine is transported by conveyor belt to a barge loading facility on the Ohio River.  Through an agreement with a third party, Tunnel Ridge has the ability to transload coal from barges for rail shipment on the Wheeling and Lake Erie Railway.

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

White Oak

Alliance WOR Processing, LLC.  In September 2011, the ARLP Partnership completed a series of transactions with White Oak related to the development of the White Oak Mine No. 1 (“Mine No. 1”) near the city of McLeansboro, Illinois, which is an underground longwall mining operation producing high-sulfur coal from the Herrin No. 6 seam.  Initial development production from the continuous miner units began in 2013, and longwall mining began in October 2014.  As part of the White Oak transaction, the ARLP Partnership’s subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), constructed, owns and operates the coal handling and processing facilities associated with the Mine No. 1 mine, which have the capacity to process 2,000 tons of raw coal per hour.  WOR Processing processed 3.8 million tons of coal feedstock in 2014.  White Oak has the ability to ship production from the Mine No. 1 mine via rail directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for barge deliveries.  WOR Processing also has a preferred equity investment in White Oak.  For more information about the White Oak transactions, please read “Item 8. Financial Statements and Supplementary Data-Note 12. Equity Investments.”

Alliance WOR Properties, LLC.  Alliance Resource Properties, LLC (“Alliance Resource Properties”) owns coal reserves that it leases to certain of the ARLP Partnership’s subsidiaries that operate its mining complexes.  In September 2011, Alliance Resource Properties’ subsidiary, Alliance WOR Properties, LLC (“WOR Properties”), acquired from and leased back to White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves.  From the initial transaction date in September 2011 through December 31, 2014, WOR Properties has acquired from and leased back to White Oak approximately 104.7 million additional tons of proven and probable high-sulfur coal reserves.  Approximately 158.6 million tons of those reserves have been developed for mining by White Oak.  White Oak pays WOR Properties earned royalties and during the period beginning January 1, 2015 and ending December 31, 2034 has and will continue to pay WOR Properties a fully recoupable minimum monthly royalty. Earned royalties from coal production in 2014 and 2013 in the amount of $0.2 million and $15.0 thousand were paid to WOR Properties by White Oak.

Other Operations

Mt. Vernon Transfer Terminal, LLC

The ARLP Partnership’s subsidiary, Mt. Vernon, leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Coal is delivered to Mt. Vernon by both rail and truck.  The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons.  During 2014, the terminal loaded approximately 1.8 million tons for customers of Gibson County Coal, Warrior, Webster County Coal, White County Coal, and White Oak.

Coal Brokerage

As markets allow, the ARLP Partnership buys coal from non-affiliated producers principally throughout the eastern U.S., which it then resells.  The ARLP Partnership has a policy of matching its outside coal purchases and sales to minimize market risks associated with buying and reselling coal.  In 2014, we did not have coal brokerage activity.

Matrix Group

The ARLP Partnership’s subsidiaries, Matrix Design Group, LLC (“Matrix Design”) and Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as “Matrix Group”), provide a variety of mine products and services for the ARLP Partnership’s mining operations and to unrelated parties.  The ARLP Partnership acquired this business in September 2006.  Matrix Group’s products and services include design and installation of underground mine hoists for transporting employees and materials in and out of mines; design of systems for automating and controlling various aspects of industrial and mining environments; and design and sale of mine safety equipment, including its miner and equipment tracking and proximity detection systems.  Our financial results were not significantly impacted by Matrix Group’s activities.

Alliance Minerals

On November 10, 2014 (“the “Cavalier Formation Date”), the ARLP Partnership’s subsidiary, Alliance Minerals, LLC (“Alliance Minerals”) purchased a 96% ownership interest in Cavalier Minerals JV, LLC (“Cavalier Minerals”). Cavalier Minerals subsequently contributed $7.4 million in return for a limited partner interest in AllDale Minerals, L.P.

(“AllDale Minerals”), an entity created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  Between the Cavalier Formation Date and December 31, 2014, Cavalier Minerals contributed an additional $4.2 million and at December 31, 2014 owned a 71.7% interest in AllDale Minerals.  In 2014, the ARLP Partnership’s financial results were not significantly impacted by Cavalier Minerals’ investment in AllDale Minerals.  For more information about Cavalier Minerals, please read “Item 8. Financial Statements and Supplementary Data—Note 11. Noncontrolling Interest.” For more information about AllDale Minerals, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments.”

Additional Services

The ARLP Partnership develops and markets additional services in order to establish itself as the supplier of choice for its customers.  Examples of the kind of services it has offered to date include ash and scrubber sludge removal, coal yard maintenance and arranging alternate transportation services.  Historically, and in 2014, revenues from these services were immaterial.  In addition, the ARLP Partnership’s affiliate, Mid-America Carbonates, LLC (“MAC”), which is a joint venture with White County Coal, manufactures and sells rock dust to the ARLP Partnership and to unrelated parties.  Effective January 1, 2015, White County Coal acquired the remainder of the interest in MAC, which is now a wholly owned subsidiary of Alliance Coal.  Our financial results were not significantly impacted by MAC’s business.

Reportable Segments

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Segment Information under “Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information” for information concerning our reportable segments.

Coal Marketing and Sales

As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.  These arrangements are mutually beneficial to the ARLP Partnership and its customers in that they provide greater predictability of sales volumes and sales prices.  In 2014, approximately 84.0% and 85.7% of the ARLP Partnership’s sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with committed term expirations ranging from 2015 to 2021.  As of February 13, 2015, the ARLP Partnership’s nominal commitment under long-term contracts was approximately 39.3 million tons in 2015, 28.9 million tons in 2016, 12.8 million tons in 2017 and 9.6 million tons in 2018.  The commitment of coal under contract is an approximate number because a limited number of the contracts contain provisions that could cause the nominal commitment to increase or decrease; however, the overall variance to total committed sales is minimal.  The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow the ARLP Partnership to balance its sales commitments with prospective production capacity.  In addition, the nominal commitment can otherwise change because of reopener provisions contained in certain of these long-term contracts.  In 2014, the customer under one of the ARLP Partnership’s long-term coal supply agreements notified us that it would not accept any more coal shipments after April 15, 2015.  The nominal commitments stated above do not include any shipments under that contract after April 15, 2015.  Please read “Item 3. Legal Proceedings.”

The provisions of long-term contracts are the results of both bidding procedures and extensive negotiations with each customer.  As a result, the provisions of these contracts vary significantly in many respects, including, among other factors, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, coal qualities and quantities.  Virtually all of the ARLP Partnership’s long-term contracts are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.  These provisions, however, may not assure that the contract price will reflect every change in production or other costs.  Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can, in some instances, lead to early termination of a contract. Some of the long-term contracts also permit the contract to be reopened for renegotiation of terms and conditions other than pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract.  The long-term contracts typically stipulate procedures for transportation of coal, quality control, sampling and weighing.  Most contain provisions requiring the ARLP Partnership to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility and other qualities.  Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments or termination of the contracts.  While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location.  Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.

Reliance on Major Customers

The ARLP Partnership’s two largest customers in 2014 were Louisville Gas and Electric Company and Tennessee Valley Authority.  During 2014, the ARLP Partnership derived approximately 25.1% of its total revenues from these two customers and at least 10.0% of its total revenues from each of the two.  For more information about these customers, please read “Item 8. Financial Statements and Supplementary Data—Note 20. Concentration of Credit Risk and Major Customers.”

Competition

The coal industry is intensely competitive.  The most important factors on which the ARLP Partnership competes are coal price, coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply.  The ARLP Partnership’s principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy Inc., Foresight Energy LP, Murray Energy, Inc., Patriot Coal Corporation (“Patriot”), and Peabody Energy Corporation.  Some of these coal producers are larger and have greater financial resources and larger reserve bases than the ARLP Partnership.  The ARLP Partnership also competes directly with a number of smaller producers in the Illinois Basin and Appalachian regions.  The prices the ARLP Partnership is able to obtain for its coal are primarily linked to coal consumption patterns of domestic electricity generating utilities, which in turn are influenced by economic activity, government regulations, weather and technological developments.  Additionally, the ARLP Partnership has historically exported a portion of its coal into the international coal markets.  The prices the ARLP Partnership is able to obtain for its export coal are influenced by a number of factors, such as global economic conditions, weather patterns and political instability, among others.  Further, coal competes with other fuels such as petroleum, natural gas, nuclear energy and renewable energy sources for electrical power generation.  Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel.  For additional information, please see “Item 1A. Risk Factors.”  As the price of domestic coal increases, the ARLP Partnership may also begin to compete with companies that produce coal from one or more foreign countries.

Transportation

The ARLP Partnership’s coal is transported to its customers by rail, barge and truck.  Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can be a substantial part of the total delivered cost of a customer’s coal.  As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal.  The ARLP Partnership believes its mines are located in favorable geographic locations that minimize transportation costs for its customers, and in many cases it is able to accommodate multiple transportation options.  The ARLP Partnership’s customers typically pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry.  Approximately 45.0% of the ARLP Partnership’s 2014 sales volume was initially shipped from the mines by rail, 42.8% was shipped from the mines by barge and 12.2% was shipped from the mines by truck.  In 2014, the largest volume transporter of the ARLP Partnership’s coal shipments was the CSX railroad, which moved approximately 18.2% of the ARLP Partnership’s tonnage over its rail system.  The practices of, rates set by and capacity availability of, the transportation company serving a particular mine or customer may affect, either adversely or favorably, the ARLP Partnership’s marketing efforts with respect to coal produced from the relevant mine.

Regulation and Laws

The coal mining industry is subject to extensive regulation by federal, state and local authorities on matters such as:

•                  employee health and safety;

•                  mine permits and other licensing requirements;

•                  air quality standards;

•                  water quality standards;

•                  storage of petroleum products and substances that are regarded as hazardous under applicable laws or that, if spilled, could reach waterways or wetlands;

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

The permitting process for certain mining operations can extend over several years and can be subject to administrative and judicial challenge, including by the public.  Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all.  We cannot assure you that the ARLP Partnership will not experience difficulty or delays in obtaining mining permits in the future or that a current permit will not be revoked.

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

In 2014, MSHA began implementation of a finalized new regulation titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.”  The final rule implements a reduction in the allowable respirable coal mine dust exposure limits, requires the use of sampling data taken from a single sample rather than an average of samples and increases oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine, all of which is expected to increase mining costs.  Additionally, in July 2014, MSHA proposed a rule addressing the “criteria and procedures for assessment of civil penalties.”  Presently, this new proposed rule is in the notice-and-comment stage of rulemaking.  Public commenters have expressed concern that the proposed rule exceeds MSHA’s rulemaking authority and would result in substantially increased civil penalties for regulatory violations cited by MSHA.  MSHA last revised the process for proposing civil penalties in 2006 and, as discussed above, civil penalties increased significantly

In January 2015, MSHA published a final rule requiring mine operators to install proximity detection systems on continuous mining machines, over a staggered time frame ranging from November 2015 through March 2018.  The proximity detection systems initiate a warning or shutdown the continuous mining machine depending on the proximity of the machine to a miner.

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

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 (“BLBA”) requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease and to some survivors of a miner who dies from this disease.  The BLBA levies a tax on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims.  In addition, the BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax.  The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent.  For miners last employed as miners after 1969 and who are determined to have contracted black lung, the ARLP Partnership self-insures the potential cost of compensating such miners using its actuary estimates of the cost of present and future claims.  The ARLP Partnership is also liable under state statutes for black lung claims.  Congress and state legislatures regularly consider various items of black lung legislation, which, if enacted, could adversely affect the ARLP Partnership’s business, results of operations and financial position.

The revised BLBA regulations took effect in January 2001, relaxing the stringent award criteria established under previous regulations and thus potentially allowing new federal claims to be awarded and allowing previously denied claimants to re-file under the revised criteria.  These regulations may also increase black lung related medical costs by broadening the scope of conditions for which medical costs are reimbursable and increase legal costs by shifting more of the burden of proof to the employer.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977.  The tax for surface-mined and underground-mined coal is $0.28 per ton and $0.12 per ton, respectively.  The ARLP Partnership has accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary.  Please read “Item 8. Financial Statements and Supplementary Data—Note 16. Asset Retirement Obligations.”  In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage control on a statewide basis.

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

The U.S. Office of Surface Mining Reclamation (“OSM”) published in November 2009, an Advance Notice of Proposed Rulemaking, announcing its intent to revise the Stream Buffer Zone (“SBZ”) rule published in December 2008.  The SBZ rule prohibits mining disturbances within 100 feet of streams if there would be a negative effect on water quality.  Environmental groups brought lawsuits challenging the rule, and in a March 2010 settlement, the OSM agreed to rewrite the SBZ rule.  In January 2013, the environmental groups reopened the litigation against OSM for failure to abide by the terms of the settlement.  Oral arguments were heard on January 31, 2014.  OSM published a notice on December 22, 2014 to vacate the 2008 SBZ rule to comply with an order issued by the U.S. District Court for the District of Columbia.  OSM reimplemented the 1983 SBZ rule.

OSM has proposed a Stream Protection Rule (“SPR”) to replace the vacated SBZ rule.  This rule is anticipated to be published as a draft in June 2015.  The ARLP Partnership is unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities near streams, and additional enforcement actions.  The requirements of the SPR rule, if adopted, will likely be more strict than the prior SBZ rule and may adversely affect the ARLP Partnership’s business and operations.

Following the spill of coal combustion residues (“CCRs”) in the Tennessee Valley Authority impoundment in Kingston, Tennessee, in December 2009, the U.S. Environmental Protection Agency (“EPA”) issued proposed rules on CCRs in 2010.  This final rule was published on December 19, 2014.  The EPA’s final rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites.  OSM has announced their intention to release a proposed rule to regulate placement and use of CCRs at coal mine sites in August 2015.  These actions by OSM, potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

In March 2013, OSM published a proposed rule that would require coal companies to pay for the cost of processing permit applications for coal mining on lands under the OSM’s direct regulatory jurisdiction.  These actions by the OSM potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

Bonding Requirements

Federal and state laws require bonds to secure the ARLP Partnership’s obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to pay certain black lung claims, and to satisfy other miscellaneous obligations.  These bonds are typically renewable on a yearly basis.  It has become increasingly difficult for the ARLP Partnership and for its competitors to secure new surety bonds without posting collateral.  In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to the ARLP Partnership.  It is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral upon those renewals.  The ARLP Partnership’s failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on its ability to produce coal, which could affect its profitability and cash flow.  For additional information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements.”

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

In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may affect the ARLP Partnership’s operations, directly or indirectly, include, but are not limited to, the following:

•                  The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities.  Sulfur dioxide is a by-product of coal combustion.  Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year.  Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions.  In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels.  In 2014, the ARLP Partnership sold 95.6% of its total tons to electric utilities, of which 97.8% was sold to utility plants with installed pollution control devices.  These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule (“CAIR”), discussed below.

•                  The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain.  In June 2011, EPA finalized the Cross-State Air Pollution Rule (“CSAPR”), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states.  Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would have commenced in 2012 with further reductions effective in 2014.  However, in August 2012, the D.C. Circuit Court of Appeals vacated CSAPR, finding EPA exceeded its statutory authority under the CAA and striking down EPA’s decision to require federal implementation plans (“FIPs”), rather than SIPs, to implement mandated reductions.  In its ruling, the D.C. Circuit Court of Appeals ordered EPA to continue administering CAIR but proceed expeditiously to promulgate a replacement rule for CAIR.  The U.S. Supreme Court granted EPA’s certiorari petition appealing the D.C. Circuit Court of Appeals’ decision and heard oral arguments on December 10, 2013.  In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit Court of Appeals’ decision, concluding that EPA’s approach is lawful.  CSAPR has been reinstated and EPA began implementation of Phase 1 requirements on January 1, 2015; Phase 2 will begin in 2017.  Some issues that remain will be litigated further in D.C. Circuit Court of Appeals.  The impacts of CSAPR are unknown at the present time due to the implementation of Mercury and Air Toxic Standards (“MATS”), discussed below, and the significant number of coal retirements that have resulted and that potentially will result from MATS.

•                  In February 2012, EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants.  In March 2013, EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. Appeals were filed and oral arguments were heard by the D.C. Circuit Court of Appeals in December 2013.  On April 15, 2014 the D.C. Circuit Court of Appeals upheld MATS.  However, on November 25, 2014 the U.S. Supreme Court announced it will review the decision and determine whether EPA unreasonably refused to consider costs when it determined that it was appropriate to regulate hazardous air pollutant emissions from power plants.  MATS compliance will continue while the U.S. Supreme Court is considering the rule.  Many electric generators have already announced retirements due to the MATS rule.  If upheld by the D.C. Circuit Court of Appeals, MATS will force generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units.  The announced and possible additional retirements are likely to reduce the demand for coal.  Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed.  Regulation of mercury emissions by EPA, states, or Congress may decrease the future demand for coal, but we are currently unable to predict the magnitude of any such effect.  We continue to evaluate the possible scenarios associated with CSAPR and MATS and the effects they may have on the ARLP Partnership’s business and our results of operations, financial condition or cash flows.

•                  In January 2013, EPA issued final Maximum Achievable Control Technology (“MACT”) standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (“Boiler MACT”), which require owners of industrial, commercial, and institutional boilers to comply with standards for air pollutants, including mercury and other metals, fine particulates, and acid gases such as hydrogen chloride.  Businesses and environmental groups have filed legal challenges to Boiler MACT in the D.C. Circuit Court of Appeals and petitioned EPA to reconsider the rule.  On December 1, 2014, EPA announced reconsideration of the standard and will accept public comment on five issues for its standards on area sources, will review three issues related to its major-source boiler standards, and four issues relating to commercial and solid waste incinerator units.  Before reconsideration, EPA estimated the rule will affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters.  While some owners would make capital expenditures to retrofit boilers and process heaters, a number of boilers and process heaters could be prematurely retired.  Retirements are likely to reduce the demand for coal.  The impact of the regulations will depend on EPA’s reconsideration and the outcome of subsequent legal challenges, and therefore cannot be determined at this time.

•                  EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the national ambient air quality standards (“NAAQS”) should be revised.  Pursuant to this process, EPA has adopted more stringent NAAQS for fine particulate matter (“PM”), ozone, nitrogen oxide and sulfur dioxide.  As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in “attainment” but do not attain the new standards.  In addition, under the revised ozone

NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants.   Initial non-attainment determinations related to the revised sulfur dioxide standard became effective in October 2013.  In addition, in January 2013, EPA updated the NAAQS for fine particulate matter emitted by a wide variety of sources including power plants, industrial facilities, and gasoline and diesel engines, tightening the annual PM 2.5 standard to 12 micrograms per cubic meter.  The revised standard became effective in March 2013.  In November 2013, EPA proposed a rule to clarify PM 2.5 implementation requirements to the states for current 1997 and 2006 non-attainment areas.  Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment.  In July 2009, the D.C. Circuit Court of Appeals vacated part of a rule implementing the ozone NAAQS and remanded certain other aspects of the rule to EPA for further consideration.  In June  2013, EPA proposed a rule for implementing the 2008 ozone NAAQS.  In November  2014, EPA proposed to increase the stringency of the 2008 ozone standard from 75 parts per billion (ppb) to between 65 ppb and 70 ppb.  A new standard may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers.  Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, the ARLP Partnership’s mining operations and customers could be affected when the new standards are implemented by the applicable states.  The ARLP Partnership does not know whether or to what extent these developments might indirectly reduce the demand for coal.

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

Carbon Dioxide Emissions

Combustion of fossil fuels, such as the coal the ARLP Partnership produces, results in the emission of carbon dioxide, which is considered a GHG.  Combustion of fuel for mining equipment used in coal production also emits GHGs.  Future regulation of GHG emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by EPA.  President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of GHGs and Congress has considered various proposals to reduce GHG emissions, and it is possible federal legislation could be adopted in the future.  Internationally, the Kyoto Protocol set binding emission targets for developed countries that ratified it (the U.S. did not ratify, and Canada officially withdrew from its Kyoto commitment in 2012) to reduce their global GHG emissions.  The Kyoto Protocol was nominally extended past its expiration date of December 2012, with a requirement for a new legal construct to be put into place by 2015.  If a replacement treaty or other international arrangement is reached, it likely would require additional reductions in GHG emissions that could, in turn, have a global impact on the demand for coal.  Also, many states, regions and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities.  Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on the ARLP Partnership’s operations.

Even in the absence of new federal legislation, EPA has begun to regulate GHG emissions under the CAA based on the U.S. Supreme Court’s 2007 decision in Massachusetts v. EPA that EPA has authority to regulate GHG emissions.  In 2009, EPA issued a final rule, known as the (“Endangerment Finding”), declaring that GHG emissions, including carbon dioxide and methane, endanger public health and welfare and that six GHGs, including carbon dioxide and methane, emitted by motor vehicles endanger both the public health and welfare.

In May 2010, EPA issued its final “tailoring rule” for GHG emissions, a policy aimed at shielding small emission sources from CAA permitting requirements.  EPA’s rule phases in various GHG-related permitting requirements beginning in January 2011.  Beginning July 1, 2011, EPA requires facilities that must already obtain NSR permits (new or modified stationary sources) for other pollutants to include GHGs in their permits for new construction projects that emit at least 100,000 tons per year of GHGs and existing facilities that increase their emissions by at least 75,000 tons per year.  These permits require that the permittee adopt the Best Available Control Technology (“BACT”).  In June 2012, the D.C. Circuit Court of Appeals upheld these permitting regulations.  In June 2014, the U.S. Supreme Court invalidated EPA’s position that power plants and other sources can be subject to permitting requirements based on their GHG emissions alone.  For CO2 BACT to apply, CAA permitting must be triggered by another regulated pollutant (e.g., SO2).  Currently the impacts are uncertain.  Industry and EPA have filed motions with the D.C. Circuit Court of Appeals.

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

In March 2012, EPA proposed New Source Performance Standards (“NSPS”) for carbon dioxide emissions from new fossil fuel-fired power plants.  The proposal requires new coal units to meet a carbon dioxide emissions standard of 1,000 lbs. CO2/MWh, which is equivalent to the carbon dioxide emitted by a natural gas combined cycle unit.  In January 2014, EPA formally published its re-proposed NSPS for carbon dioxide emissions from new power plants.  The re-proposed rule requires an emissions standard of 1,100 lbs. CO2/MWh for new coal-fired power plants.  To meet such a standard, new coal plants would be required to install carbon capture and storage (“CCS”) technology.  Legal challenges to the proposed NSPS have been filed; more legal challenges are expected once EPA issues a final rule.  EPA has announced its intention to finalize the NSPS in the summer of 2015, along with the existing plant proposal, discussed below.  If the proposed rule is finalized as currently drafted, the rule will reduce the demand for coal in the future.

In June 2014, EPA proposed CO2 emission “guidelines” for modified and existing fossil fuel-fired power plants under Section 111(d) of the CAA.  EPA plans to finalize the “Clean Power Plan” (“CPP”) by the summer of 2015 and require states to submit implementation plans by the summer of 2016 (with limited time extensions available).  The proposal for existing sources sets CO2 emission rate requirements for each of 49 states beginning in 2020; the requirements rely on decreased use of coal and increased use of natural gas, renewables, and nuclear for electricity generation, as well as reductions in the amount of electricity used by consumers.  In January 2015, EPA also announced that it would propose a federal plan this summer to implement the CPP in states that do not submit plans; the federal plan will be finalized in the summer of 2016.  These requirements could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal.  Congress has rejected legislation to restrict carbon dioxide emissions from existing power plants and it is unclear whether EPA has the legal authority to regulate carbon dioxide emissions for existing and modified power plants without additional Congressional authority.  Challenges to the proposal by a number of states and industry groups are pending before the D.C. Circuit Court of Appeals.  It is also likely that additional legal challenges will occur after the publication of the final rule.

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

In October 2013, the U.S. Supreme Court granted a number of petitions for certiorari seeking review of EPA’s approach to GHG regulation. The Supreme Court heard oral arguments in February 2014.  On June 23, 2014, the Supreme Court issued an opinion affirming the D.C. Circuit decision in part and reversing the decision in part.  The Court struck down the EPA’s “tailoring rule,” making permanent a temporary exclusion that EPA had provided for small sources.  However, the Court’s holding affirmed EPA’s authority to regulate GHG emissions from the vast majority of sources subject to the Clean Air Act’s permitting provisions, and did not affect EPA’s ability to regulate GHG emissions from new and existing sources.  Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact the ARLP Partnership’s business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, the ARLP Partnership’s equipment and operations could require it to incur costs to reduce emissions of GHGs associated with its operations.  Substantial limitations on GHG emissions could adversely affect demand for coal the ARLP Partnership produces.

There have been numerous protests of and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to GHG emissions.  For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide.  In addition, several permits issued to new coal-fueled power plants without limits on GHG emissions have been appealed to EPA’s Environmental Appeals Board.  In addition, over thirty states have currently adopted “renewable energy standards” or “renewable portfolio standards,” which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date.  These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030.  Other states may adopt similar requirements, and federal legislation is a possibility in this area.  To the extent these requirements affect the ARLP Partnership’s current and prospective customers, they may reduce the demand for coal-fired power, and may affect long-term demand for its coal.  Finally, a federal appeals court allowed a lawsuit pursuing federal common law claims to proceed against certain utilities on the basis that they may have created a public nuisance due to their emissions of carbon dioxide, while a second federal appeals court dismissed a similar case on procedural grounds. The U.S. Supreme Court overturned that decision in June 2011, holding that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions.  Despite this favorable ruling, tort-type liabilities remain a concern.

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

Water Discharge

The Federal Clean Water Act (“CWA”) and similar state and local laws and regulations affect coal mining operations by imposing restrictions on effluent discharge into waters and the discharge of dredged or fill material into the waters of the U.S.  Regular monitoring, as well as compliance with reporting requirements and performance standards, is a precondition for the issuance and renewal of permits governing the discharge of pollutants into water.  Section 404 of the CWA imposes permitting and mitigation requirements associated with the dredging and filling of wetlands and streams.  The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands and streams.  Although permitting requirements have been tightened in recent years, the ARLP Partnership believes it has obtained all necessary permits required under CWA Section 404 as it has traditionally been interpreted by the responsible agencies.  However, mitigation requirements under existing and possible future “fill” permits may vary considerably.  For that reason, the setting of post-mine asset retirement obligation accruals for such mitigation projects is difficult to ascertain with certainty and may increase in the future.  For more information about asset retirement obligations, please read “Item 8. Financial Statements and Supplementary Data—Note 16. Asset Retirement Obligations.”  Although more stringent permitting requirements may be imposed in the future, the ARLP Partnership is not able to accurately predict the impact, if any, of such permitting requirements.

The U.S. Army Corps of Engineers (“Corps of Engineers”) maintains two permitting programs under CWA Section 404 for the discharge of dredged or fill material: one for “individual” permits and a more streamlined program for “general” permits.  In June 2010, the Corps of Engineers suspended the use of “general” permits under Nationwide Permit 21 (“NWP 21”) in the Appalachian states.  In February 2012, the Corps of Engineers reissued the final 2012 NWP 21.  The Center for Biological Diversity later filed a notice of intent to sue the Corps of Engineers based on allegations the 2012 NWP 21 program violated the Endangered Species Act (“ESA”).  The Corps of Engineers and National Marine Fisheries Service (“NMFS”) have completed their programmatic ESA Section 7 consultation process on the Corps of Engineers’ 2012 NWP 21 package, and NMFS has issued a revised biological opinion finding that the NWP 21 program does not jeopardize the continued existence of threatened and endangered species and will not result in the destruction or adverse modification of designated critical habitat.  However, the opinion contains 12 additional protective measures the Corps of Engineers will implement in certain districts to “enhance the protection of listed species and critical habitat.” While these measures will not affect previously verified permit activities where construction has not yet been completed, several Corps of Engineers districts with mining operations will be impacted by the additional protective measures going forward. These measures include additional reporting and notification requirements, potential imposition of new regional conditions and additional actions concerning cumulative effects analyses and mitigation.  The ARLP Partnership’s coal mining operations typically require Section 404 permits to authorize activities such as the creation of slurry ponds and stream impoundments.  The CWA authorizes EPA to review Section 404 permits issued by the Corps of Engineers, and in 2009, EPA began reviewing Section 404 permits issued by the Corps of Engineers for coal mining in Appalachia.  Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by EPA regarding these permits.

For instance, even though the State of West Virginia has been delegated the authority to issue permits for coal mines in that state, EPA is taking a more active role in its review of National Pollutant Discharge Elimination System (“NPDES”) permit applications for coal mining operations in Appalachia.  EPA has stated that it plans to review all applications for NPDES permits.  Indeed, final guidance issued by EPA in July 2011, encouraged EPA Regions 3, 4 and 5 to object to the issuance of state program NPDES permits where the Region does not believe that the proposed permit satisfies the requirements of the CWA, and with regard to state issued general Section 404 permits, support the previously drafted Enhanced Coordination Procedures (“ECP”).  In October 2011, the U.S. District Court for the District of Columbia rejected the ECP on several different legal grounds and later, this same court enjoined EPA from any further usage of its final guidance.  The U.S. Supreme Court denied a request to review this decision.  Any future application of procedures similar to ECP, such as may be enacted following notice and comment rulemaking, would have the potential to delay issuance of permits for surface coal mines, or to change the conditions or restrictions imposed in those permits.

EPA also has statutory “veto” power over a Section 404 permit if EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.”  In January 2011, EPA exercised its veto power to withdraw or restrict the use of a previously issued permit for Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia.  This action was the first time that such power was exercised with regard to a previously permitted coal mining project.  A challenge to EPA’s exercise of this authority was made in the U.S. District Court for the District of Columbia and in March 2012, that court ruled that EPA lacked the statutory authority to invalidate an already issued Section 404 permit retroactively.  In April 2013, the D.C. Circuit Court of Appeals reversed this decision and authorized EPA to retroactively veto portions of a Section 404 permit.  The U.S. Supreme Court denied a request to review this decision.  Any future use of EPA’s Section 404 “veto” power could create uncertainly with regard to the ARLP Partnership’s continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting coal revenues.  In addition, EPA initiated a preemptive veto prior to the filing of any actual permit application for a copper and gold mine based on fictitious mine scenario. The implications of this decision could allow EPA to bypass the state permitting process and engage in watershed and land use planning.

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

In April 2014, EPA proposed a new definition of the “Waters of the United States” (“WOTUS”). This rule is broadly written and expands EPA and Corps of Engineers jurisdiction. WOTUS creates new federal authority over lands, ditches, and potentially on-site mining waters. Of critical concern to our industry is the possibility that many water features commonly found on mine sites which are currently not considered jurisdictional could nevertheless fall within the definition of ““WOTUS under the proposed rule.  Ditches, closed loop systems, on-site ponds, impoundments, and other water management features are integral to mining operations, and are used to manage on-site waters in an environmentally sound and frequently statutorily mandated manner.  The rule could lead to substantially increased permitting requirements with more costs, delays, and increased risk of litigation.  It is likely that legal challenges will occur after publication of the final rule, which is expected in the first half of 2015.

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

In June 2010, EPA released a proposed rule to regulate the disposal of certain coal combustion by-products (“CCB”).  The proposed rule set forth two very different options for regulating CCB under RCRA.  The first option called for regulation of CCB as a hazardous waste under Subtitle C, which creates a comprehensive program of federally enforceable requirements for waste management and disposal.  The second option utilized Subtitle D, which would give EPA authority to set performance standards for waste management facilities and would be enforced primarily through citizen suits.  The proposal leaves intact the Bevill exemption for beneficial uses of CCB.  In April 2012, several environmental organizations filed suit against EPA to compel EPA to take action on the proposed rule.  Several companies and industry groups intervened.  A consent decree was entered on January 29, 2014.  EPA finalized the CCB rule on December 19, 2014, setting nationwide solid nonhazardous waste standards for CCB disposal.  While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase customers’ operating costs and potentially reduce their ability to purchase coal.

Other Environmental, Health And Safety Regulations

In addition to the laws and regulations described above, the ARLP Partnership is subject to regulations regarding underground and above ground storage tanks in which it may store petroleum or other substances.  Some monitoring equipment that it uses is subject to licensing under the Federal Atomic Energy Act.  Water supply wells located on the ARLP Partnership’s properties are subject to federal, state, and local regulation.  In addition, the ARLP Partnership’s use of explosives is subject to the Federal Safe Explosives Act.  The ARLP Partnership is also required to comply with the

Federal Safe Drinking Water Act, the Toxic Substance Control Act, and the Emergency Planning and Community Right-to-Know Act.  The costs of compliance with these regulations should not have a material adverse effect on the ARLP Partnership’s business, financial condition or results of operations.

Employees

To conduct its operations, the ARLP Partnership, as of February 1, 2015, employed 4,439 full-time employees, including 4,128 employees involved in active mining operations, 134 employees in other operations, and 177 corporate employees.  The ARLP Partnership’s work force is entirely union-free.  The ARLP Partnership believes that relations with its employees are generally good.  We do not have any employees of our own.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into an amended and restated administrative services agreement (“Administrative Services Agreement”) with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and Alliance Resource Holdings II, Inc. (“ARH II”), the indirect parent of SGP.  The Administrative Services Agreement superseded the administrative services agreement signed in connection with our initial public offering in 2006.  Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates.  We reimburse the ARLP Partnership for services rendered for us by those employees as provided under the Administrative Services Agreement.  We paid the ARLP Partnership $0.4 million under this agreement for the year ended December 31, 2014.  The ARLP Partnership also billed and recognized administrative service revenue under this agreement of $0.1 million for the year ended December 31, 2014 from ARH II.  Please read “Item 13—Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

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

•                  unavailability of financing resulting in unanticipated liquidity constraints;

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

We own ARLP’s managing general partner, which owns the IDRs in ARLP that entitle us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by ARLP, as certain target distribution levels are reached in excess of $0.1375 per ARLP unit in any quarter.  The IDRs currently participate at the maximum 48% target cash distribution level at current ARLP distribution levels.  A substantial portion of the cash flow we receive from ARLP is provided by these IDRs.  The MGP Board of Directors may reduce the distributions related to the IDRs payable to us with our consent, which we may provide without the approval of our unitholders.

A reduction in ARLP’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

MGP’s ownership of the IDRs in ARLP entitles us to receive specified percentages of total cash distributions made by ARLP with respect to any particular quarter only in the event that ARLP distributes more than $0.1375 per unit for such quarter.  As a result, the holders of ARLP’s common units have a priority over the holders of ARLP’s IDRs to the extent of cash distributions by ARLP up to and including $0.1375 per unit for any quarter.

MGP’s ownership of the IDRs in ARLP entitles us to receive up to 48% of all cash distributed by ARLP.  Because the IDRs participate at the maximum 48% target cash distribution level at current ARLP distribution levels, future growth in distributions we receive from ARLP will not result from an increase in the target cash distribution level associated with the IDRs.

Furthermore, a decrease in the amount of distributions by ARLP to less than $0.1875 per common unit per quarter would reduce MGP’s percentage of the incremental cash distributions above $0.15625 per common unit per quarter from 48% to 23%.  As a result, any such reduction in quarterly cash distributions from ARLP would disproportionately reduce the amount of all distributions that we receive from ARLP as compared to the impact on the holders of ARLP common units.

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

Our unitholders do not elect our general partner or vote on our general partner’s officers or directors.  Units held by the Management Group (some of whom are current or former members of management) and their affiliates currently own 70.9% of our units, a sufficient number of our common units to block any attempt to remove our general partner.

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

Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner.  Our general partner may not be removed except upon the vote of the holders of at least 2/3rds of our outstanding units.  Because the Management Group (some of whom are current or former members of management) and their affiliates currently own 70.9% of our outstanding common units, it is not currently possible for our general partner to be removed without their consent.  As a result, the price at which our units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

The Management Group and their affiliates currently own 70.9% of our units.  Sales by any of our existing unitholders of a substantial number of our common units in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.  We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

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

Of the 31,088,338 common units of ARLP that we own, 12,845,062 common units are unregistered, restricted securities within the meaning of Rule 144 under the Securities Act.  Unless we exercise our registration rights with respect to these common units, we are limited to selling into the market in any three-month period an amount of ARLP common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale.  We face contractual limitations on our ability to sell our general partner interest and IDRs, and the market for such interests is illiquid.

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

Mr. Craft, the president and chief executive officer of both our general partner and ARLP’s managing general partner, controls ARLP’s managing general partner, indirectly jointly owns SGP and owns or controls 42.9% of ARLP’s common units.  Mr. Craft also currently holds, directly or indirectly or may be deemed to be the beneficial owner of,

68.8% of our common units.  These interests give Mr. Craft substantial control over our and ARLP’s business and operations and the ability to control the outcome of many matters that require unitholder approval.  Mr. Craft is not restricted from disposing of all or a part of his equity interests in our general partner, in ARLP’s managing general partner or in ARLP’s special general partner.

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

The ARLP Partnership competes with other coal producers in various regions of the U.S. for domestic coal sales.  The most important factors on which the ARLP Partnership competes are delivered price (i.e., the cost of coal delivered to the customer, including transportation costs, which are generally paid by customers either directly or indirectly), coal quality characteristics, contract flexibility (e.g., volume optionality and multiple supply sources) and reliability of supply.  Some competitors may have, among other things, larger financial and operating resources, lower per ton cost of production, or relationships with specific transportation providers.  The competition among coal producers may impact the ARLP Partnership’s ability to retain or attract customers and could adversely impact revenues and cash available for distribution.  In addition, declining prices from an oversupply of coal in the market could reduce revenues and cash available for distribution.

Any change in consumption patterns by utilities regarding the use of coal could affect the ARLP Partnership’s ability to sell the coal it produces.

The domestic electric utility industry accounts for over 92.4% of domestic coal consumption.  The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy.  Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators.  The ARLP Partnership expects that many of the new power plants needed in the U.S. to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain.

In addition, future environmental regulation of GHG emissions could accelerate the use by utilities of fuels other than coal.  In addition, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for coal.  A number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources in generating a certain percentage of power.  Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact the ARLP Partnership’s results of operations and reduce its cash available for distribution to us.

Extensive environmental laws and regulations affect coal consumers, and have corresponding effects on the demand for coal as a fuel source.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of the ARLP Partnership’s coal.  These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures.  These laws and regulations may affect demand and prices for coal.  There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants.  Further, far-reaching federal regulations promulgated by EPA in the last five years, such as CSAPR and MATS, have led to the premature retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the U.S.  In June 2013, the President directed EPA to propose CO2 emissions requirements for existing and modified power plants by June 1, 2014 and to finalize the requirements by June 1, 2015.  As a result of these current and proposed laws, regulations and regulatory initiatives, electricity generators may elect to switch to other fuels that generate less of these emissions or by-products, further reducing demand for coal.  Please read “Item 1. Business—Regulation and Laws—Air Emissions,” “—Carbon Dioxide Emissions” and “—Hazardous Substances and Wastes.”

Increased regulation of GHG emissions could result in increased operating costs and reduced demand for coal as a fuel source, which could reduce demand for the ARLP Partnership’s products, decrease its revenues and reduce its profitability.

Combustion of fossil fuels, such as the coal the ARLP Partnership produces, results in the emission of carbon dioxide into the atmosphere.  On December 15, 2009, EPA published the Endangerment Finding asserting that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment, and EPA has begun to regulate GHG emissions pursuant to the CAA.  EPA has proposed to regulate GHG emissions from new power plants.  The standard proposed would require carbon capture and storage (“CCS”), a technology that is not yet commercially available without government subsidies and that has not been demonstrated in the marketplace.  If adopted in the final rule, this requirement would effectively prevent construction of new coal fired power plants.  In June 2014, EPA proposed GHG emissions regulations for modified and existing power plants.  The rule for modified sources proposes reducing GHG emissions from any modified or reconstructed source and could limit the ability of generators to upgrade coal-fired power plants thereby reducing the demand for coal.  The rule for existing sources proposes to establish different target emission rates (lbs per megawatt hour) for each state and has an overall goal to achieve a 30% reduction of carbon dioxide emissions from 2005 levels by 2030 and an interim goal of a 25% reduction between 2020 and 2029.  If adopted as the final rule and upheld by courts, the regulation could lead to premature retirements of coal-fired electric generating units and significantly reduce the demand for coal.  In addition, many states and regions have adopted GHG initiatives.  Also, there have been numerous protests of, and challenges to, the permitting of new coal-fired power plants by environmental organizations and state regulators due to concerns related to GHG emissions.  Please read “Item 1. Business—Regulation and Laws—Air Emissions” and “—Carbon Dioxide Emissions.”

Government regulations have resulted and could continue to result in significant retirements of coal-fired electric generating units.  Retirements of coal-fired electric generating units decrease the overall capacity to burn coal and negatively impact coal demand.

Since 2010, utilities have formally announced the retirement or conversion of 462 coal-fired electric generating units by 2025.  These retirements and conversions amount to over 72,000 megawatts (MW) or approximately 23% of the 2010 total coal electric generating capacity.  By the end of 2015 it is expected that retirement and conversions affecting 49,000 MW, or approximately 16% of the 2010 total electric generating capacity, will have already occurred.  Most of these announced and completed retirements and conversions have been attributed to EPA regulations, although other factors such as an aging coal fleet and low natural gas prices have also played a role.  The reduction in coal electric capacity negatively impacts overall coal demand.  Additional regulations, such as EPA’s proposed regulation to reduce GHG emissions from existing power plants, and other factors could lead to additional retirements and conversions and, thereby, additional reductions in the demand for coal.

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

In 2014, the ARLP Partnership sold approximately 84.0% of its sales tonnage under contracts having a term greater than one year, which the ARLP Partnership refers to as long-term contracts.  Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts.  From time to time industry conditions may make it more difficult for the ARLP Partnership to enter into long-term contracts with its electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time.  Accordingly, the ARLP Partnership may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of the ARLP Partnership’s revenue stream to the increased volatility of the spot market.

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

During 2014, the ARLP Partnership derived approximately 25.1% of its total revenues from two customers and at least 10.0% of its 2014 total revenues from each of the two.  If the ARLP Partnership were to lose either of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from the ARLP Partnership, it could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

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

These conditions and events include, among others:

•	mining and processing equipment failures and unexpected maintenance problems;
•	unavailability of required equipment;
•	prices for fuel, steel, explosives and other supplies;
•	fines and penalties incurred as a result of alleged violations of environmental and safety laws and regulations;
•	variations in thickness of the layer, or seam, of coal;
•	amounts of overburden, partings, rock and other natural materials;
•	weather conditions, such as heavy rains, flooding, ice and other natural events affecting operations, transportation or customers;
•	accidental mine water discharges and other geological conditions;
•	fires;
•	employee injuries or fatalities;
•	labor-related interruptions;
•	increased reclamation costs;
•	inability to acquire, maintain or renew mining rights or permits in a timely manner, if at all;
•	fluctuations in transportation costs and the availability or reliability of transportation; and
•	unexpected operational interruptions due to other factors.

These conditions have the potential to significantly impact the ARLP Partnership’s operating results.  Prolonged disruption of production at any of the ARLP Partnership’s mines would result in a decrease in its revenues and profitability, which could materially adversely impact its quarterly or annual results.

Effective October 1, 2014, the ARLP Partnership renewed its annual property and casualty insurance program.  The ARLP Partnership’s property insurance was procured from its wholly owned captive insurance company, Wildcat Insurance, LLC (“Wildcat Insurance”).  Wildcat Insurance charged certain of the ARLP Partnership’s subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market at a reduced cost.  The maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90 or 120-day waiting period for underground business interruption depending on the mining complex and a $10.0 million overall aggregate deductible.  The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

The ARLP Partnership does not control, and therefore may not be able to cause or prevent certain actions by, White Oak.

White Oak is governed by its board of representatives and, while the ARLP Partnership is represented on such board, it does not control all of White Oak’s decisions.  Consequently, it may be difficult or impossible for the ARLP Partnership to cause White Oak to take actions that it believe would be in the ARLP Partnership’s or White Oak’s best interests, and the ARLP Partnership may be unable to control the amount and timing of cash it will receive from White Oak’s operations. Likewise, the White Oak board may control the timing of certain capital investments the ARLP Partnership are committed to making in White Oak.  The lack of control over timing of such revenues and costs could have an adverse impact on the benefits the ARLP Partnership expects to achieve from the White Oak transactions.

A shortage of skilled labor may make it difficult for the ARLP Partnership to maintain labor productivity and competitive costs and could adversely affect the ARLP Partnership’s profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least one year of experience and proficiency in multiple mining tasks.  At times, a shortage of experienced coal miners has caused the ARLP Partnership to include some inexperienced staff in the operation of certain mining units, which decreases its productivity and increases its costs.  A shortage of skilled labor could continue over an extended period and could have an adverse impact on labor productivity and costs and ability to expand production in the event there is an increase in the demand for coal, which could adversely affect profitability.

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

The ARLP Partnership is subject to numerous federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability.  Certain of these laws and regulations may impose strict liability without regard to fault or legality of the original conduct.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations.  Complying with these laws and regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations.  The possibility exists that new laws or regulations may be adopted, or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, which could materially affect the ARLP Partnership’s mining operations, cash flow, and profitability, either through direct impacts on the ARLP Partnership’s existing mining operations, or indirect impacts that discourage or limit the ARLP Partnership’s customers’ use of coal.  Please read “Item 1. Business—Regulations and Laws.”

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

The EPA has begun reviewing permits required for the discharge of overburden from mining operations under Section 404 of the CWA.  Various initiatives by the EPA regarding these permits have increased the time required to obtain and the costs of complying with such permits.  In addition, the EPA previously exercised its “veto” power to withdraw or restrict the use of previously issued permits in connection with one of the largest surface mining operations in Appalachia.  EPA’s action was ultimately upheld by a federal court.  As a result of these developments, the ARLP Partnership may be unable to obtain or experience delays in securing, utilizing or renewing Section 404 permits required for its operations, which could have an adverse effect on its results of operation and financial position.  Please read “Item 1. Business—Regulations and Laws—Water Discharge.”

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

Conversely, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country.  For instance, difficulty in coordinating the many eastern coal loading facilities, the large number of small shipments, the steeper average grades of the terrain and a more unionized workforce are all issues that combine to make coal shipments originating in the eastern U.S. inherently more expensive on a per-mile basis than coal shipments originating in the western U.S.  Historically, high coal transportation rates from the western coal producing areas into certain eastern markets limited the use of western coal in those markets.  Lower rail rates from the western coal producing areas to markets served by eastern U.S. coal producers have created major competitive challenges for eastern coal producers.  In the event of further reductions in transportation costs from western coal producing areas, the increased competition with certain eastern coal markets could have a material adverse effect on the ARLP Partnership’s business, financial condition and results of operations.

It is possible that states in which the ARLP Partnership’s coal is transported by truck may modify or increase enforcement of their laws regarding weight limits or coal trucks on public roads.  Such legislation and enforcement efforts could result in shipment delays and increased costs.  An increase in transportation costs could have an adverse effect on the ARLP Partnership’s ability to increase or to maintain production and could adversely affect revenues.

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

Completion of growth projects and future expansion could require significant amounts of financing that may not be available to the ARLP Partnership on acceptable terms, or at all.

The ARLP Partnership plans to fund capital expenditures for its current growth projects with existing cash balances, future cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  The ARLP Partnership’s funding plans may, however, be negatively impacted by numerous factors, including higher than anticipated capital expenditures or lower than expected cash flow from operations.  In addition, the ARLP Partnership may be unable to refinance its current revolving credit and securitization facilities when they expire or obtain adequate funding prior to expiry because its lending counterparties may be unwilling or unable to meet their funding obligations.  Furthermore, additional growth projects and expansion opportunities may develop in the future that could also require significant amounts of financing that may not be available to the ARLP Partnership on acceptable terms or in the amounts it expects, or at all.

Various factors could adversely impact the debt and equity capital markets as well as the ARLP Partnership’s credit ratings or its ability to remain in compliance with the financial covenants under its then current debt agreements, which in turn could have a material adverse effect on its financial condition, results of operations and cash flows.  If the ARLP Partnership is unable to finance its growth and future expansions as expected, it could be required to seek alternative financing, the terms of which may not be attractive to it, or to revise or cancel its plans.

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

The ARLP Partnership has long-term indebtedness, consisting of its outstanding senior unsecured notes, revolving credit facility and its term loan agreement.  At December 31, 2014, the ARLP Partnership’s total long-term indebtedness outstanding was $821.3 million.  The ARLP Partnership’s leverage may:

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

ARLP’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects ARLP to taxation as a corporation or otherwise subjects ARLP to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution (“MQD”) amount and the target distribution amounts may be adjusted to reflect the impact of that law on ARLP.  Likewise, our cash distributions to you will be reduced if we or ARLP is subjected to any form of such entity-level taxation. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation.  If any state were to impose a tax upon us or ARLP as an entity, the cash available for distribution to you would be reduced and the value of our common units or ARLP common units could be negatively impacted.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us and ARLP, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021.  From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships.  If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we and ARLP rely for our treatment as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us or ARLP to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the amount of our common unit distributions and the value of an investment in our common units.

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

ARLP has adopted certain valuation methodologies in determining unitholder’s allocations of income, gain, loss and deduction.  The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of the common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, ARLP must routinely determine the fair market value of its respective assets. Although ARLP may from time to time consult with professional appraisers regarding valuation matters, ARLP makes many fair market value estimates using a methodology based on the market value of its common units as a means to measure the fair market value of its respective assets. The IRS may challenge these valuation methods and the resulting allocations or character of income, gain, loss and deduction.

 A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

At December 31, 2014, the ARLP Partnership had approximately 1.5 billion tons of coal reserves.  Included in total coal reserves are approximately 300.7 million tons of reserves located in Hamilton County, Illinois that are leased to White Oak and are not reflected in the operations table below.  All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below) and adhere to the standards described in U.S. Geological Survey (“USGS”) Circular 831 and USGS Bulletin 1450-B.  For information on the locations of the ARLP Partnership’s mines, please read “Mining Operations” under “Item 1. Business.”

The operations reflected in the following tables have been realigned as a result of a change in our reportable segment presentation in 2014.  For additional information on the change in our reportable segment presentation, please read “Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information.”

The following table sets forth reserve information at December 31, 2014 about the ARLP Partnership’s mining operations:

			Proven and Probable Reserves
		Heat Content (BTUs per	Pounds S02 per MMBTU				Reserve Assignment		Reserve Control
Operations	Mine Type	pound)	<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned	Owned	Leased
			(tons in millions)

Illinois Basin Operations
Dotiki (KY)	Underground	12,000	-	-	90.4	90.4	42.0	48.4	30.2	60.2
Warrior (KY)	Underground	12,400	-	-	102.8	102.8	83.0	19.8	25.1	77.7
Hopkins (KY)	Underground	12,100	-	-	23.1	23.1	9.2	13.9	4.0	19.1
	/ Surface	11,500	-	-	7.8	7.8	7.8	-	7.8	-
River View (KY)	Underground	11,500	-	-	163.0	163.0	163.0	-	37.7	125.3
Henderson/Union (KY)	Underground	11,500	-	5.7	369.0	374.7	-	374.7	91.1	283.6
Onton (KY)	Underground	11,750	-	-	42.1	42.1	42.1	-	0.1	42.0
Sebree (KY)	Underground	11,400	-	-	29.7	29.7	-	29.7	3.8	25.9
Pattiki (IL)	Underground	11,500	-	-	54.9	54.9	14.8	40.1	-	54.9
Gibson (North) (IN)	Underground	11,500	0.1	12.1	14.3	26.5	26.5	-	0.7	25.8
Gibson (South) (IN)	Underground	11,500	1.1	26.8	48.2	76.1	76.1	-	21.6	54.5
Region Total			1.2	44.6	945.3	991.1	464.5	526.6	222.1	769.0

Appalachia Operations
MC Mining (KY)	Underground	12,600	7.3	0.5	1.5	9.3	7.3	2.0	1.5	7.8
Mettiki (MD)	Underground	12,800	-	1.7	3.8	5.5	5.5	-	-	5.5
Mountain View (WV)	Underground	12,800	-	15.2	8.2	23.4	17.5	5.9	7.3	16.1
Tunnel Ridge (PA/WV)	Underground	12,600	-	-	83.4	83.4	83.4	-	-	83.4
Penn Ridge (PA)	Underground	12,500	-	-	56.7	56.7	56.7	-	-	56.7
Region Total			7.3	17.4	153.6	178.3	170.4	7.9	8.8	169.5

Total			8.5	62.0	1,098.9	1,169.4	634.9	534.5	230.9	938.5

% of Total			0.7%	5.3%	94.0%	100.0%	54.3%	45.7%	19.7%	80.3%

The following table sets forth information related to reserves leased to White Oak at December 31, 2014:

			Proven and Probable Reserves
		Heat Content (BTUs per	Pounds S02 per MMBTU				Reserve Assignment		Reserve Control
Operation	Mine Type	pound)	<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned	Owned	Leased
			(tons in millions)
Illinois Basin Operations
White Oak (IL)	Underground	11,700	-	-	300.7	300.7	300.7	-	25.1	275.6

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

Reserve estimates will change from time to time to reflect mining activities, additional analysis, new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors.  Weir International Mining Consultants (“Weir”) performed an audit of the ARLP Partnership’s reserves and calculation methods in August 2010.  Weir is expected to perform this audit again during 2015.

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product.  All of the ARLP Partnership’s reserves are steam coal, except for reserves at Mettiki that can be delivered to the steam or metallurgical markets.  The 7.3 million tons of reserves listed at MC Mining as <1.2 pounds of SO2 per million British thermal units (“MMBTU”) are marketable as compliance coal under Phase II of CAA.

Assigned reserves are those reserves that have been designated for mining by a specific operation.  Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.  British thermal units (“BTU”) values are reported on an as shipped, fully washed basis. Shipments that are either fully or partially raw will have a lower BTU value.

The ARLP Partnership owns or controls certain leases for coal deposits that do not currently meet the criteria to be reserves but may be reclassified in the future.  These tons are classified as non-reserve coal deposits and are not included in the ARLP Partnership’s reported reserves.  These non-reserve coal deposits include the following: Mettiki—3.8 million tons, Tunnel Ridge—3.9 million tons, Penn Ridge—3.4 million tons, Warrior—8.1 million tons, Dotiki—1.6 million tons, Onton—4.6 million tons, Gibson (North)—0.1 million tons, Gibson (South)—1.3 million tons and Pattiki—13.9 million tons.  In addition, the 2014 Henderson and Union Counties acquisitions account for 102.6 million tons of the ARLP Partnership’s non-reserve coal deposits and there are 4.6 million tons located near the Dotiki complex and 7.4 million tons leased to White Oak, for total non-reserve coal deposits of 155.3 million tons.  For more information on reserve acquisitions see “Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions.”

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

Tons produced from reserves leased to third parties are not included in the amounts of produced tons that are reported, as shown in the below table.

Mining Operations

The following table sets forth production and other data about the ARLP Partnership’s mining operations:

		Tons Produced			Transportation	Equipment

Operations	Location	2014	2013	2012
		(in millions)
Illinois Basin Operations
Dotiki	Kentucky	3.9	3.5	3.4	CSX, PAL, truck, barge	CM
Warrior	Kentucky	5.1	5.9	5.9	CSX, PAL, truck, barge	CM
Hopkins	Kentucky	3.0	3.1	3.1	CSX, PAL, truck, barge	CM, TS
River View	Kentucky	9.3	9.3	8.6	Barge	CM
Onton	Kentucky	2.4	2.4	1.6	Barge, truck	CM
Pattiki	Illinois	2.6	2.6	2.4	CSX, EVWR, barge	CM
Gibson (North)	Indiana	3.8	3.9	3.4	CSX, NS, truck, barge	CM
Gibson (South)	Indiana	0.8	-	-	CSX, NS, truck, barge	CM
Region Total		30.9	30.7	28.4

Appalachia Operations
MC Mining	Kentucky	1.6	1.3	1.3	CSX, truck, barge	CM
Mettiki	Maryland	-	0.1	0.2	Truck, CSX	CM
Mountain View	West Virginia	1.9	2.3	2.3	Truck, CSX	LW, CM
Tunnel Ridge	West Virginia	6.3	3.7	2.0	Barge, WLE	LW, CM
Region Total		9.8	7.4	5.8

Other Operations
Pontiki	Kentucky	-	0.7	0.6	NS, truck, barge	CM
Region Total		-	0.7	0.6
TOTAL		40.7	38.8	34.8

CSX	-	CSX Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
LW	-	Longwall
EVWR	-	Evansville Western Railroad
WLE	-	Wheeling & Lake Erie Railroad
TS	-	Truck, Shovel, Front End Loader or Dozer

ITEM 3.                LEGAL PROCEEDINGS

We are not engaged in any material litigation.  From time to time the ARLP Partnership is a party to litigation matters incidental to the conduct of its business.  The ARLP Partnership initiated litigation on January 15, 2015 alleging that a customer anticipatorily breached a coal supply contract when it notified the ARLP Partnership that it would not accept coal shipments under the contract after April 15, 2015.  (Tunnel Ridge, LLC v. Allegheny Energy Supply Company, LLC, Court of Common Pleas, Allegheny County, Pennsylvania.)  The contract obligates the customer to purchase more than 5.0 million tons during the period between April 16, 2015 and the end of the contract term on December 31, 2021.  The ARLP Partnership is seeking to recover damages resulting from the customer’s alleged breach of contract.

It is the opinion of management that the ultimate resolution of the ARLP Partnership’s pending litigation matters will not have a material adverse effect on our financial condition, results of operation or liquidity.  However, we cannot assure you that disputes or litigation will not arise or that the ARLP Partnership will be able to resolve any such future disputes or litigation in a satisfactory manner.  The information under “General Litigation” and “Other” in “Item 8.  Financial Statements and Supplementary Data—Note 19. Commitments and Contingencies” is incorporated herein by this reference.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners’ interests are listed on the NASDAQ Global Select Market under the symbol “AHGP.”  The common units began trading on May 10, 2006.  On February 13, 2015, the closing market price for the common units was $53.10 per unit and there were 59,863,000 common units outstanding.  There were approximately 11,538 record holders of common units at December 31, 2014.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit

1st Quarter 2013	$52.67	$48.01	$0.7625 (paid May 20, 2013)
2nd Quarter 2013	$66.27	$50.11	$0.785 (paid August 19, 2013)
3rd Quarter 2013	$65.67	$58.09	$0.8075 (paid November 19, 2013)
4th Quarter 2013	$62.16	$51.70	$0.8275 (paid February 19, 2014)
1st Quarter 2014	$63.53	$54.51	$0.8475 (paid May 20, 2014)
2nd Quarter 2014	$69.72	$59.38	$0.8700 (paid August 19, 2014)
3rd Quarter 2014	$74.00	$64.12	$0.8925 (paid November 19, 2014)
4th Quarter 2014	$70.80	$55.10	$0.9150 (paid February 19, 2015)

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

Our historical financial data below were derived from the AHGP Partnership’s audited consolidated financial statements as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

(in millions, except unit, per unit and per ton data)	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Income
Sales and operating revenues:
Coal sales	$2,208.6	$2,137.4	$1,979.4	$1,786.1	$1,551.5
Transportation revenues	26.0	32.6	22.0	31.9	33.6
Other sales and operating revenues	65.8	35.2	32.5	25.2	24.6
Total revenues	2,300.4	2,205.2	2,033.9	1,843.2	1,609.7
Expenses:
Operating expenses (excluding depreciation, depletion and amortization)	1,383.4	1,398.8	1,303.3	1,131.8	1,009.9
Transportation expenses	26.0	32.6	22.0	31.9	33.6
Outside coal purchases	-	2.0	38.6	54.3	17.1
General and administrative	76.7	65.3	62.8	55.0	54.2
Depreciation, depletion and amortization	274.6	264.9	218.1	160.3	146.9
Asset impairment charge	-	-	19.0	-	-
Total operating expenses	1,760.7	1,763.6	1,663.8	1,433.3	1,261.7
Income from operations	539.7	441.6	370.1	409.9	348.0
Interest expense (net of interest capitalized)	(33.6)	(27.0)	(28.7)	(22.0)	(30.1)
Interest income	1.7	1.0	0.2	0.4	0.2
Equity in loss of affiliates, net	(16.7)	(24.4)	(14.7)	(3.4)	-
Other income	1.6	1.8	3.2	1.0	0.9
Income before income taxes	492.7	393.0	330.1	385.9	319.0
Income tax expense (benefit)	-	1.4	(1.1)	(0.4)	1.7
Net income	492.7	391.6	331.2	386.3	317.3
Income attributable to noncontrolling interests	(208.3)	(157.7)	(135.1)	(172.2)	(143.0)
Net income attributable to Alliance Holdings GP, L.P. (“AHGP”)	$284.4	$233.9	$196.1	$214.1	$174.3
Basic and diluted net income of AHGP per limited partner unit	$4.75	$3.91	$3.28	$3.58	$2.91
Distributions paid per limited partner unit	$3.4375	$3.095	$2.7225	$2.275	$1.90
Weighted average number of units outstanding-basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000	59,863,000
Balance Sheet Data:
Working capital (1)	$(76.8)	$113.7	$75.3	$271.7	$350.8
Total assets	2,288.8	2,126.7	1,958.8	1,734.5	1,504.1
Long-term obligations (2)	606.9	848.4	791.6	688.5	704.2
Total liabilities	1,270.5	1,271.1	1,251.0	1,108.3	1,046.9
Partners’ capital	$1,018.3	$855.6	$707.8	$626.2	$457.2
Other Operating Data:
Tons sold	39.7	38.8	35.2	31.9	30.3
Tons produced	40.7	38.8	34.8	30.8	28.9
Coal sales per ton sold (3)	$55.59	$55.04	$56.28	$55.95	$51.21
Cost per ton sold (4)	$34.82	$36.07	$38.15	$37.15	$33.90
Other Financial Data:
Net cash provided by operating activities	$734.8	$702.9	$546.2	$576.1	$517.0
Net cash used in investing activities	(441.2)	(426.0)	(623.4)	(401.1)	(295.0)
Net cash provided by (used in) financing activities	(363.7)	(209.7)	(173.2)	(235.8)	96.1
EBITDA (5)	799.1	684.0	576.7	567.8	495.8
Maintenance capital expenditures (6)	236.3	222.4	282.6	192.7	90.5

(1)         Working capital is impacted by current maturities of long-term debt, which at December 31, 2014 included ARLP Series A Senior notes.  For information regarding long-term debt, please read “Item 8. Financial Statements and Supplementary Data—Note 7. Long-Term Debt” of this Annual Report on Form 10-K.

(2)         Long-term obligations include long-term portions of debt and capital lease obligations.

(3)         Coal sales per ton sold are based on total coal sales divided by tons sold.

(4)         Cost per ton sold is based on the total of operating expenses and outside coal purchases divided by tons sold.

(5)         EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles (“GAAP”) and is defined as net income (prior to the allocation of noncontrolling interest) before income taxes, net interest expense and depreciation, depletion and amortization.  EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following table presents a reconciliation of (a) GAAP “Cash Flows Provided by Operating Activities” to non-GAAP EBITDA and (b) non-GAAP EBITDA to GAAP “Net income” (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010

Cash flows provided by operating activities	$734,830	$702,919	$546,224	$576,105	$517,025
Non-cash compensation expense	(11,560)	(9,193)	(7,607)	(6,417)	(4,051)
Settlement of deferred directors compensation	218	-	459	-	-
Asset retirement obligations	(2,730)	(3,004)	(2,853)	(2,546)	(2,579)
Coal inventory adjustment to market	(377)	(2,811)	(2,978)	(386)	(498)
Equity in loss of affiliates, net	(16,648)	(24,441)	(14,650)	(3,404)	-
Net loss on foreign currency exchange	-	-	-	-	(274)
Net gain (loss) on sale of property, plant and equipment	4,409	(3,475)	(147)	634	(234)
Loss on retirement of vertical hoist conveyor system	-	-	-	-	(1,204)
Asset impairment charge	-	-	(19,031)	-	-
Valuation allowance of deferred tax assets	(1,636)	(3,483)	-	-	-
Other	5,151	6,251	3,815	(1,488)	(1,448)
Net effect of working capital changes	55,578	(6,258)	46,116	(15,820)	(42,555)
Interest expense, net	31,913	26,081	28,453	21,574	29,858
Income tax expense (benefit)	-	1,397	(1,082)	(430)	1,742
EBITDA	799,148	683,983	576,719	567,822	495,782
Depreciation, depletion and amortization	(274,566)	(264,911)	(218,122)	(160,335)	(146,881)
Interest expense, net	(31,913)	(26,081)	(28,453)	(21,574)	(29,858)
Income tax (expense) benefit	-	(1,397)	1,082	430	(1,742)
Net income	$492,669	$391,594	$331,226	$386,343	$317,301

(6)         The ARLP Partnership’s maintenance capital expenditures, as defined under the terms of its partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of its capital assets.

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

The ARLP Partnership

The ARLP Partnership is a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users.  In 2014, it produced and sold a record 40.7 million and 39.7 million tons of coal, respectively. The coal it produced in 2014 was approximately 4.0% low-sulfur coal, 16.0% medium-sulfur coal and 80.0% high-sulfur coal.  The ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content of 1% to 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

The ARLP Partnership operates ten underground mining complexes, including the Gibson South mine, which began initial production in April 2014.  The ARLP Partnership operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  The ARLP Partnership owns a preferred equity interest in White Oak and purchased and funded development of coal reserves, and operate surface facilities at White Oak’s new mining complex in southern Illinois.  Please see “Item 1. Business—Mining Operations” for further discussion of the ARLP Partnership’s mines.  Beginning in November 2014, the ARLP Partnership, through its consolidated affiliate, Cavalier Minerals, now owns an equity interest and plans to make additional equity investments in AllDale Minerals for the purchase of oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  For more information on the

White Oak and AllDale Minerals investments, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments.” At December 31, 2014, the ARLP Partnership had approximately 1.5 billion tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia compared to 1.1 billion tons at December 31, 2013.  Approximately 300.7 million tons of those reserves are leased to White Oak.  For more information the increase in reserves, please read “Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions.”  We believe the ARLP Partnership controls adequate reserves to implement its currently contemplated mining plans.

In 2014, approximately 95.6% of the ARLP Partnership’s sales tonnage was purchased by electric utilities, with the balance sold to third-party resellers and industrial consumers.  In 2014, approximately 84.0% of the ARLP Partnership’s sales tonnage was sold under long-term contracts.  The ARLP Partnership’s long-term contracts contribute to its stability and profitability by providing greater predictability of sales volumes and sales prices.  In 2014, approximately 95.7% of the ARLP Partnership’s medium- and high-sulfur coal was sold to utility plants with installed pollution control devices.  These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.

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

We have four reportable segments: the Illinois Basin, Appalachia, White Oak and Other and Corporate.  The first two reportable segments correspond to major coal producing regions in the eastern U.S.  Factors similarly affecting financial performance of our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The White Oak reportable segment is comprised of the ARLP Partnership’s activities associated with the White Oak Mine No. 1 in southern Illinois, which commenced initial longwall operation in late October 2014 and is more fully described below.

•                  Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal’s Dotiki mining complex, Gibson County Coal’s mining complex, which includes the Gibson North mine and Gibson South mine, Hopkins County Coal’s mining complex, which includes the Elk Creek mine and the Fies property, White County Coal’s Pattiki mining complex, Warrior’s mining complex, Sebree Mining’s mining complex, which includes the Onton mine, Steamport and certain Sebree Reserves, River View’s mining complex, CR Services, LLC, and certain properties of Alliance Resource Properties, ARP Sebree, LLC (“ARP Sebree”) and ARP Sebree South, LLC.  In April 2014, initial production began at the Gibson South mine.  The Elk Creek mine is currently expected to cease production in early 2016.  The Sebree Mining and Fies properties are held by the ARLP Partnership for future mine development.  In December 2014, Alliance Resource Properties acquired reserves that will significantly extend the life of the Dotiki mine, allow increased production from the River View mine and add three new potential development projects for the ARLP Partnership’s organic growth strategy. For information regarding the permitting process and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals” and for information regarding the acquisition of reserves in December 2014 and the acquisition of the Onton mine that was added to the Illinois Basin segment in April 2012, please read “Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions” of this Annual Report on Form 10-K.

•                  Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex, the MC Mining mining complex, and the Penn Ridge property.  The Mettiki mining complex includes Mettiki (WV)’s Mountain View mine, Mettiki (MD)’s preparation plant and a small third-party mining operation, which has been idled since July 2013.  In June 2013, Alliance Resource Properties acquired reserves that extended the life of the Mettiki (WV) Mountain View mine.  For information regarding the reserves acquired, please read “Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions” of this Annual Report on Form 10-K.  In May 2012, longwall production began at the Tunnel Ridge mine.  The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.  For information regarding the permitting process and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals.”

•                  White Oak reportable segment is comprised of two operating segments, WOR Processing and WOR Properties.  WOR Processing includes both the surface operations the ARLP Partnership is operating at the White Oak mining complex and the equity investments in White Oak.  WOR Properties owns coal reserves acquired from White Oak and is committed to acquiring additional reserves from White Oak under lease-back arrangements.  WOR Properties has also provided certain funding to White Oak for development of these reserves.  The White Oak reportable segment also includes two loans to White Oak from the Intermediate Partnership, one for the acquisition of mining equipment (which was repaid and terminated in June 2012) and another to construct certain surface facilities. For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments” of this Annual Report on Form 10-K.

•                  Other and Corporate segment includes ARLP Partnership and AHGP marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Group, ASI’s ownership of aircraft, the Mt. Vernon dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in MAC, certain activities of Alliance Resource Properties, the Pontiki mining complex, which ceased operations in November 2013 and sold most of its assets in May 2014, Wildcat Insurance, Alliance Minerals and its affiliate, Cavalier Minerals, which holds an equity investment in AllDale Minerals, and AROP Funding, LLC (“AROP Funding”).  Please read “Item 8. Financial Statements and Supplementary Data—Note 18. Related-Party Transactions” for more information on ASI, Alliance Minerals, Cavalier Minerals and AllDale Minerals and “Item 8. Financial Statements and Supplementary Data—Note 4. Asset Impairment Charge” for more information on Pontiki of this Annual Report on Form 10-K.

How the ARLP Partnership Evaluates its Performance

The ARLP Partnership’s management uses a variety of financial and operational measurements to analyze its performance.  Primary measurements include the following: (1) raw and saleable tons produced per unit shift; (2) coal sales price per ton; (3) Segment Adjusted EBITDA Expense per ton; (4) EBITDA; and (5) Segment Adjusted EBITDA.

Raw and Saleable Tons Produced per Unit Shift.  The ARLP Partnership reviews raw and saleable tons produced per unit shift as part of its operational analysis to measure the productivity of its operating segments, which is significantly influenced by mining conditions and the efficiency of its preparation plants.  A discussion of mining conditions and preparation plant costs are found below under “—Analysis of Historical Results of Operations” and therefore provides implicit analysis of raw and saleable tons produced per unit shift.

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

Segment Adjusted EBITDA.  The ARLP Partnership defines Segment Adjusted EBITDA (a non-GAAP financial measure) as net income (prior to the allocation of noncontrolling interest)  before net interest expense, income taxes, depreciation, depletion and amortization, corporate general and administrative expenses and asset impairment charge.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

Analysis of Historical Results of Operations

2014 Compared with 2013

We reported record net income of $492.7 million for 2014 compared to $391.6 million for 2013. The increase of $101.1 million was principally due to increased sales from low-cost production at the Tunnel Ridge mine in addition to record coal sales and production volumes, which rose to 39.7 million tons sold and 40.7 million tons produced in 2014 compared to 38.8 million tons sold and produced in 2013.  The increase in tons sold and produced resulted primarily from increased production as a result of improved mining conditions at the Tunnel Ridge, MC Mining and Dotiki mines and the start-up of coal production at the Gibson South mine in April 2014.  Record net income also benefited from throughput fees received from surface facility services and coal royalties related to operations at the White Oak Mine No. 1.  Lower operating expenses during 2014 resulted primarily from a coal inventory build during the year; improved productivity at the Tunnel Ridge, MC Mining and Dotiki mines; a significant increase in sales of lower cost production from Tunnel Ridge; insurance proceeds received in 2014 related to the previously mentioned adverse geological event at the Onton mine that also increased operating expenses in 2013; the idling of a higher-cost third-party mining operation at the Mettiki mine; and the absence of higher-cost production at the Pontiki mine, which was closed in late 2013.

	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands)		(per ton sold)

Tons sold	39,731	38,835	N/A	N/A
Tons produced	40,749	38,782	N/A	N/A
Coal sales	$2,208,611	$2,137,449	$55.59	$55.04
Operating expenses and outside coal purchases	$1,383,374	$1,400,793	$34.82	$36.07

Coal sales.  Coal sales increased 3.3% to $2.2 billion in 2014 from $2.1 billion in 2013.  The increase of $71.2 million reflected the benefit of record tons sold (contributing $49.3 million in additional coal sales) and higher average coal sales prices (contributing $21.9 million in additional coal sales).  Average coal sales prices increased $0.55 per ton sold in 2014 to $55.59 per ton compared to $55.04 per ton sold in 2013, primarily as a result of increased contract pricing at the Mettiki mine, an increase of higher-priced coal sales at the Tunnel Ridge mine and the addition of higher-priced coal sales at the new Gibson South mine, offset partially by the absence of higher-priced Pontiki sales in 2014.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased 1.2% to $1.4 billion in 2014.  On a per ton basis, operating expenses and outside coal purchases decreased 3.5% to $34.82 per ton from $36.07 per ton sold in 2013, primarily due to increased lower-cost production at the Tunnel Ridge mine, strong production performance at the MC Mining and Dotiki mines, improved production and operating conditions at the Onton mine and the absence of higher-cost production at the Pontiki mine discussed above.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                  Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 2.7% to $11.72 per ton in 2014 from $12.04 per ton in 2013.  The decrease of $0.32 per ton was primarily attributable to lower labor cost per ton resulting from increased production discussed above, lower medical expenses at the Mettiki mine and the absence of higher-cost per ton labor and benefits at the Pontiki mine;

•                  Materials and supplies expenses per ton produced decreased slightly to $11.60 per ton in 2014 from $11.63 per ton in 2013.  The decrease of $0.03 per ton produced resulted primarily from increased production discussed above and a decrease in cost for certain products and services, primarily safety related materials and supplies (decrease of $0.09 per ton), lower longwall subsidence expense (decrease of $0.04 per ton) offset partially by increased roof supports (increase of $0.06 per ton) and ventilation-related materials and supplies (increase of $0.05 per ton);

•                  Maintenance expenses per ton produced decreased 2.5% to $3.90 per ton in 2014 from $4.00 per ton in 2013.  The decrease of $0.10 per ton produced was primarily from the benefits of increased production at certain locations, as discussed above, and the absence of higher-cost per ton maintenance expenses at the Pontiki mine;

•     Contract mining expenses decreased $4.8 million in 2014 compared to 2013.  The decrease primarily reflects lower production resulting from the idling of a third-party mining operation at the Mettiki mine complex in 2013 due to reduced metallurgical coal export market opportunities;

•                  Operating expenses benefited from insurance proceeds of $7.0 million received in 2014 related to claims from the adverse geological event at the Onton mine in 2013 and the absence of $3.8 million of asset retirements that occurred in 2013 resulting from the Onton mine’s previously mentioned adverse geological event.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increase:

•                  Workers’ compensation and black lung expenses per ton produced increased to $0.30 per ton in 2014 from $0.17 per ton in 2013.  The increase of $0.13 per ton resulted primarily from a decrease in the discount rate used to calculate the estimated present value of future obligations and reduced favorable claim trends and disability incident rate assumptions in 2014 compared to 2013.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, throughput fees received from White Oak and other outside services.  Other sales and operating revenues increased to $65.7 million in 2014 from $35.1 million in 2013.  The increase of $30.6 million was primarily attributable to White Oak throughput fees and payments in lieu of shipments received from a customer in 2014 related to an Appalachian coal sales contract.

General and administrative.  General and administrative expenses for 2014 increased to $76.7 million compared to $65.2 million in 2013.  The increase of $11.5 million was primarily due to increased compensation-related expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $274.6 million in 2014 compared to $264.9 million in 2013.  The increase of $9.7 million was primarily attributable to record production volumes mentioned above, as well as capital expenditures related to production expansion and infrastructure investments at various operations.

Interest expense.  Interest expense, net of capitalized interest, increased to $33.6 million in 2014 from $27.0 million in 2013.  The increase of $6.6 million was principally attributable to decreased capitalized interest on the ARLP Partnership’s equity investment in White Oak, partially offset by decreased interest resulting from principal repayments made during 2014 of $18.8 million and $18.0 million on the term loan and original senior notes issued in 1999, respectively.  The term loan and senior notes are discussed in more detail below under “—Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes the ARLP Partnership’s share of the results of operations of the equity investments in White Oak, AllDale Minerals and MAC.  Equity in loss of affiliates, net was $16.6 million in 2014 compared to $24.4 million in 2013.  The decrease in net equity in loss of affiliates is primarily related to the equity investment in White Oak and the impact of changes in allocations of equity income or losses resulting from equity contributions during 2014 by another White Oak owner, partially offset by increased losses incurred by White Oak during 2014.  Equity contributions impact the future preferred distributions allocable to each owner and the ongoing allocation of income and losses for GAAP purposes. For more information regarding White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments” of this Annual Report on Form 10-K.

Transportation revenues and expenses.  Transportation revenues and expenses decreased to $26.0 million in 2014 from $32.6 million in 2013.  The decrease of $6.6 million was primarily attributable to a decrease in average transportation rates reflecting the absence of export sales to a certain customer from the Warrior mine in 2014 compared to 2013, as well as decreased tonnage for which the ARLP Partnership arranged transportation at certain other mines in 2014.  The cost of transportation services are passed through to customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Income tax expense.  Income tax expense decreased $1.4 million in 2014.  Income taxes are primarily due to the operations of Matrix Design.  The decrease in income tax expense was primarily due to a large valuation allowance of ASI’s deferred tax assets in 2013.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate as well as the noncontrolling interest of Cavalier Minerals.  The noncontrolling interest designated as affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.  The noncontrolling interest designated as non-affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us as well as Bluegrass Minerals Management, LLC’s (“Bluegrass Minerals”) ownership interest in Cavalier Minerals which began in 2014.  For more information regarding Cavalier Minerals please read “Item 8. Financial Statements and Supplementary Data—Note 11. Noncontrolling Interest” of this Annual Report on Form 10-K.  The net income attributable to noncontrolling interest was $208.3 million and $157.7 million in 2014 and 2013, respectively.  The increase in net income attributable to noncontrolling interest is due to an increase in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above, partially offset by an increase in ARLP’s managing general partner’s priority distribution to us, which is deducted from ARLP’s net income in the allocation of net income attributable to noncontrolling interest.

Segment Information.  Our 2014 Segment Adjusted EBITDA increased 16.9% to $875.8 million from 2013 Segment Adjusted EBITDA of $749.2 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,
	2014	2013	Increase (Decrease)

Segment Adjusted EBITDA
Illinois Basin	$620,111	$657,404	$(37,293)	(5.7)%
Appalachia (4)	254,037	105,123	148,914	(1)
White Oak	(3,384)	(25,229)	21,845	86.6%
Other and Corporate (4)	8,202	11,916	(3,714)	(31.2)%
Elimination	(3,119)	-	(3,119)	(1)
Total Segment Adjusted EBITDA (2)	$875,847	$749,214	$126,633	16.9%

Tons sold
Illinois Basin	30,549	30,640	(91)	(0.3)%
Appalachia (4)	9,182	7,493	1,689	22.5%
White Oak	-	-	-	-
Other and Corporate (4)	-	775	(775)	(1)
Elimination (4)	-	(73)	73	(1)
Total tons sold	39,731	38,835	896	2.3%

Coal sales
Illinois Basin	$1,609,094	$1,605,232	$3,862	0.2%
Appalachia (4)	599,262	476,736	122,526	25.7%
White Oak	-	-	-	-
Other and Corporate (4)	255	60,073	(59,818)	(99.6)%
Elimination (4)	-	(4,592)	4,592	(1)
Total coal sales	$2,208,611	$2,137,449	$71,162	3.3%

Other sales and operating revenues
Illinois Basin	$3,062	$3,858	$(796)	(20.6)%
Appalachia (4)	19,464	4,310	15,154	(1)
White Oak	21,244	2,194	19,050	(1)
Other and Corporate (4)	33,437	37,837	(4,400)	(11.6)%
Elimination	(11,515)	(13,091)	1,576	12.0%
Total other sales and operating revenues	$65,692	$35,108	$30,584	87.1%

Segment Adjusted EBITDA Expense
Illinois Basin	$992,045	$951,686	$40,359	4.2%
Appalachia (4)	364,689	375,923	(11,234)	(3.0)%
White Oak	7,983	2,112	5,871	(1)
Other and Corporate (4)	25,487	86,864	(61,377)	(70.7)%
Elimination (4)	(8,396)	(17,683)	9,287	52.5%
Total Segment Adjusted EBITDA Expense (3)	$1,381,808	$1,398,902	$(17,094)	(1.2)%

(1)         Percentage change was greater than or equal to 100%.

(2)         Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and general and administration expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2014	2013

Segment Adjusted EBITDA	$875,847	$749,214

General and administrative	(76,699)	(65,231)
Depreciation, depletion and amortization	(274,566)	(264,911)
Interest expense, net	(31,913)	(26,081)
Income tax expense	-	(1,397)
Net income	$492,669	$391,594

(3)         Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and, consequently, it does not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments.  In the ARLP Partnership’s evaluation of EBITDA, which is discussed above under “—How the ARLP Partnership Evaluates its Performance,” Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management of the ARLP Partnership to focus solely on the evaluation of segment operating performance as it primarily relates to operating expenses.  Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2014	2013

Segment Adjusted EBITDA Expense	$1,381,808	$1,398,902

Outside coal purchases	(14)	(2,030)
Other income	1,566	1,891
Operating expenses (excluding depreciation, depletion and amortization)	$1,383,360	$1,398,763

(4)         In 2014, we realigned our segment presentation.  The Appalachia segment is now comprised of the MC Mining, Mettiki and Tunnel Ridge mines.  Results for the Pontiki mine, which ceased operations in November 2013, are now reflected in the Other and Corporate segment. Reclassifications of the 2013 segment information have been made to the Appalachia and Other and Corporate segments, as well as eliminations above to conform to the 2014 presentation.

Illinois Basin – Segment Adjusted EBITDA decreased 5.7% to $620.1 million in 2014 from $657.4 million in 2013.  The decrease of $37.3 million was primarily attributable to decreased coal recoveries at the Warrior mine as it continues to transition into a new mining area and increased expenses per ton at the Pattiki and Hopkins mines due to difficult mining conditions, partially offset by improved sales and production from the Dotiki mine and improved production and operating conditions at the Onton mine.  Also benefiting 2014 were higher average coal sales prices that increased slightly to $52.67 per ton sold compared to $52.39 per ton in 2013.  Coal sales increased $3.9 million to $1.6 billion in 2014 primarily reflecting increased tons sold from the Dotiki mine and higher-priced coal sales from start-up production at the Gibson South mine, partially offset by reduced tons sold at the Warrior and Gibson North mines.  Segment Adjusted EBITDA Expense increased 4.2% to $992.0 million in 2014 from $951.7 million in 2013 and increased $1.41 per ton sold to $32.47 from $31.06 per ton sold in 2013, primarily as a result of difficult mining conditions and lower recoveries discussed above.  The increase in Segment Adjusted EBITDA Expense was partially offset by insurance proceeds received in 2014 related to the impact of the adverse geological event at the Onton mine in 2013 mentioned above, as well as certain other cost decreases discussed above under “–Operating expenses and outside coal purchases”.

Appalachia – Segment Adjusted EBITDA increased to $254.0 million for 2014 compared to $105.1 million for 2013.  The increase of $148.9 million was primarily attributable to increased tons sold, which rose 22.5% to 9.2 million tons sold, and higher average coal sales prices of $65.26 per ton sold during 2014 compared to $63.62 per ton sold during 2013.  Coal sales increased 25.7% to $599.3 million in 2014 compared to $476.7 million in 2013.  The increase of $122.6 million was primarily due to increased production at the Tunnel Ridge and MC Mining operations and higher contract coal sales prices at the Mettiki mine.  Segment Adjusted EBITDA also benefited from increased other sales and operating revenues due to payments in lieu of shipments received from a customer in 2014.  Segment Adjusted EBITDA Expense decreased 3.0% to $364.7 million in 2014 from $375.9 million in 2013 and decreased $10.45 per ton sold to $39.72 from $50.17 per ton sold in 2013, primarily due to improved productivity and geological conditions at the Tunnel Ridge mine and new Excel No. 4 mining area at the MC Mining operation, reduced contract mining expenses and lower employee benefit cost at the Mettiki mining complex, as well as certain other cost decreases discussed above under “–Operating expenses and outside coal purchases”.

White Oak – Segment Adjusted EBITDA was $(3.4) million and $(25.2) million in 2014 and 2013, respectively, primarily attributable to losses allocated to the ARLP Partnership due to its equity interest in White Oak.  The ARLP Partnership was allocated $16.6 million and $25.3 million in losses for 2014 and 2013, respectively.  Segment Adjusted EBITDA for 2014 was favorably impacted by reduced allocation of losses to the ARLP Partnership as a result of equity contributions made by another White Oak owner as discussed above under “–Equity in loss of affiliates, net.”  The ARLP Partnership also received throughput revenues for surface facility services and coal royalties of $21.2 million and $2.2 million for 2014 and 2013, respectively.  For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments “ of this Annual Report on Form 10-K.

Other and Corporate –Segment Adjusted EBITDA decreased $3.7 million in 2014 from 2013 and Segment Adjusted EBITDA Expense decreased 70.7% to $25.5 million for 2014. These decreases were primarily attributable to the absence of production and sales in 2014 from the former Pontiki mine discussed above.

2013 Compared with 2012

We reported record net income of $391.6 million for 2013 compared to $331.2 million for 2012. This increase of $60.4 million was principally due to record coal sales and production volumes.  The ARLP Partnership had record tons sold and tons produced of 38.8 million in 2013 compared to 35.2 million tons sold and 34.8 million tons produced in 2012.  Also negatively impacting 2012 was the temporary idling of the Pontiki mining complex and the related non-cash impairment charge of $19.0 million.  The increase in tons sold and produced resulted from increased production at the Tunnel Ridge mine, which began longwall production in May 2012, increased tons produced and sold from the River View and Gibson North mines and increased production from the Onton mine, which was acquired in April 2012.  Higher operating expenses during 2013 resulted primarily from the record coal sales and production volumes, which particularly impacted labor and related benefits expenses, materials and supplies expenses, maintenance costs and sales-related expenses.  These increases in operating expenses were offset partially by lower workers compensation expense and reduced outside coal purchases in 2013.

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

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 4.4% to $1.4 billion in 2013 from $1.3 billion in 2012 primarily due to record coal sales and production volumes.  On a per ton basis, operating expenses and outside coal purchases decreased 5.5% to $36.07 per ton sold from $38.15 in 2012.  In addition to the impact of record volumes, operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                  Labor and benefit expenses per ton produced, excluding workers′ compensation, decreased 3.5% to $12.04 per ton in 2013 from $12.48 per ton in 2012. The decrease of $0.44 per ton was primarily attributable to lower labor cost per ton resulting from increased production at the Tunnel Ridge mine, which began longwall production in May 2012, improved coal recoveries from the River View and Gibson North mines, improved geological conditions at the Dotiki and Pattiki mines and lower labor cost per ton at the Onton mine despite a temporary halt of production during the third quarter of 2013 due to adverse geological conditions.  Costs per ton increased at the Mettiki mine, primarily due to higher medical-related employee benefits expense;

•                  Workers′ compensation and black lung expenses per ton produced decreased to $0.17 per ton in 2013 from $0.70 per ton in 2012.  The decrease of $0.53 per ton resulted primarily from an increase in the discount rate used to calculate the estimated present value of future obligations and favorable claim trends;

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

•                  Contract mining expenses decreased $6.7 million in 2013 compared to 2012.  The decrease primarily reflects lower production from a third-party mining operation in the Appalachian region due to reduced metallurgical coal export market opportunities;

•                  Production taxes and royalties (which were incurred as a percentage of coal sales or based on coal volumes) decreased $0.17 per produced ton sold in 2013 compared to 2012, primarily resulting from a lower average coal sales prices for Appalachia due to reduced coal sales into the metallurgical coal export market; and

•                  Outside coal purchases decreased to $2.0 million in 2013 from $38.6 million in 2012. The decrease of $36.6 million was primarily attributable to decreased coal brokerage activity and less coal purchased to facilitate sales into the metallurgical coal export market.  The cost per ton to purchase coal is typically higher than the cost per ton to produce coal, thus significantly lower volumes of coal purchases, like in 2013, generally reduce the overall total expense per ton.

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

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, throughput fees received from White Oak and other outside services.  Other sales and operating revenues increased to $35.1 million in 2013 from $32.5 million in 2012.  The increase of $2.6 million was primarily attributable to increased Matrix Design sales, Mt. Vernon transloading revenues and White Oak throughput fees, partially offset by the amounts received from a customer for the partial buy-out of a certain Appalachian coal contract in 2012.

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

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes the ARLP Partnership’s share of the results of operations of its equity investments in White Oak and MAC.  Equity in loss of affiliates, net was $24.4 million in 2013 compared to $14.7 million in 2012, which was primarily attributable to losses allocated to the ARLP Partnership due to its equity investment in White Oak.  For more information regarding White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments” of this Annual Report on Form 10-K.

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

Segment Information.  Our 2013 Segment Adjusted EBITDA increased 13.8% to $749.2 million from 2012 Segment Adjusted EBITDA of $658.5 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,
	2013	2012	Increase (Decrease)

Segment Adjusted EBITDA
Illinois Basin	$657,404	$593,054	$64,350	10.9%
Appalachia (4)	105,123	73,553	31,570	42.9%
White Oak	(25,229)	(13,987)	(11,242)	(80.4)%
Other and Corporate (4)	11,916	5,843	6,073	(1)
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$749,214	$658,463	$90,751	13.8%

Tons sold
Illinois Basin	30,640	28,294	2,346	8.3%
Appalachia (4)	7,493	6,006	1,487	24.8%
White Oak	-	-	-	-
Other and Corporate (4)	775	870	(95)	(10.9)%
Elimination (4)	(73)	-	(73)	(1)
Total tons sold	38,835	35,170	3,665	10.4%

Coal sales
Illinois Basin	$1,605,232	$1,485,640	$119,592	8.0%
Appalachia (4)	476,736	425,227	51,509	12.1%
White Oak	-	-	-	-
Other and Corporate (4)	60,073	68,570	(8,497)	(12.4)%
Elimination (4)	(4,592)	-	(4,592)	(1)
Total coal sales	$2,137,449	$1,979,437	$158,012	8.0%

Other sales and operating revenues
Illinois Basin	$3,858	$2,183	$1,675	76.7%
Appalachia (4)	4,310	9,886	(5,576)	(56.4)%
White Oak	2,194	-	2,194	(1)
Other and Corporate (4)	37,837	36,918	919	2.5%
Elimination	(13,091)	(16,528)	3,437	20.8%
Total other sales and operating revenues	$35,108	$32,459	$2,649	8.2%

Segment Adjusted EBITDA Expense
Illinois Basin	$951,686	$894,769	$56,917	6.4%
Appalachia (4)	375,923	361,560	14,363	4.0%
White Oak	2,112	(1,347)	3,459	(1)
Other and Corporate (4)	86,864	100,329	(13,465)	(13.4)%
Elimination (4)	(17,683)	(16,528)	(1,155)	(7.0)%
Total Segment Adjusted EBITDA Expense (3)	$1,398,902	$1,338,783	$60,119	4.5%

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

(3)         Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership’s customers and, consequently, it does not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership’s management to assess the operating performance of the segments.  In the ARLP Partnership’s evaluation of EBITDA, which is discussed above under “—How the ARLP Partnership Evaluates its Performance,” Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management of the ARLP Partnership to focus solely on the evaluation of segment operating performance as it primarily relates to operating expenses.  Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

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

(4)         In 2014, we realigned our segment presentation.  The Appalachia segment is now comprised of the MC Mining, Mettiki and Tunnel Ridge mines.  Results for the Pontiki mine, which ceased operations in November 2013, are now reflected in the Other and Corporate segment. Reclassifications of the 2013 and 2012 segment information have been made to the Appalachia and Other and Corporate segments, as well as eliminations above to conform to the 2014 presentation.

Illinois Basin – Segment Adjusted EBITDA increased 10.9% to $657.4 million in 2013 from $593.1 million in 2012.  The increase of $64.3 million was primarily attributable to increased tons sold, which rose 8.3% to 30.6 million tons sold in 2013, partially offset by a lower average coal sales price of $52.39 per ton in 2013 compared to $52.51 per ton in 2012 due to lower contract pricing particularly at the Gibson North mine.  Coal sales increased 8.0% to $1.6 billion in 2013 compared to $1.5 billion in 2012.  The increase of $119.6 million primarily reflects the increased tons produced and sold from improved recoveries and geologic conditions at the River View, Gibson North and Pattiki mines discussed above, and the benefit of increased production at the Onton mine acquired in April 2012.  Segment Adjusted EBITDA Expense in 2013 increased 6.4% to $951.7 million from $894.8 million in 2012 due to the sales and production increases noted above.  Although Segment Adjusted EBITDA Expense increased in 2013, Segment Adjusted EBITDA Expense per ton decreased $0.56 per ton sold to $31.06 from $31.62 per ton sold, primarily as a result of increased coal production, as well as certain other cost decreases discussed above under “–Operating expenses and outside coal purchases”, partially offset by additional expenses and asset write-offs associated with the temporary halt in production from late July to mid-August 2013 at the Onton mine due to adverse geological conditions.

Appalachia – Segment Adjusted EBITDA increased 42.9% to $105.1 million for 2013 compared to $73.6 million for 2012.  The increase of $31.5 million was primarily attributable to increased tons sold, which rose 24.8% to 7.5 million tons sold, partially offset by lower average coal sales prices of $63.62 per ton sold during 2013 compared to $70.80 per ton sold for 2012 resulting from decreased sales into the metallurgical coal export markets.  The start-up of longwall production at Tunnel Ridge was the primary reason for a 4.0% increase in Segment Adjusted EBITDA Expense to $375.9 million in 2013 from $361.6 million in 2012.  Although Segment Adjusted EBITDA Expense increased, Segment Adjusted EBITDA Expense per ton decreased 16.7% to $50.17 per ton in 2013 from $60.20 per ton in 2012, primarily due to the lower cost per ton from longwall production at Tunnel Ridge.  Segment Adjusted EBITDA Expense per ton in 2013 also benefited from lower costs at the Mettiki complex due to reduced contract mining and coal processing expenses, as well as lower outside coal purchases, all resulting primarily from reduced coal sales into the metallurgical coal export markets, partially offset by higher medical-related benefit costs at Mettiki.

White Oak – Segment Adjusted EBITDA was $(25.2) million and $(14.0) million in 2013 and 2012, respectively, primarily attributable to losses allocated to the ARLP Partnership due to its equity interest in White Oak.  The ARLP Partnership’s investment in White Oak began in September 2011. For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments” of this Annual Report on Form 10-K.

Other and Corporate –Segment Adjusted EBITDA decreased $5.3 million in 2013 from 2012.  The decrease was primarily due to lower coal brokerage sales.  Segment Adjusted EBITDA Expense decreased 24.1% to $40.2 million for 2013, primarily as a result of lower outside coal purchases related to reduced coal brokerage activity, offset in part by increased component expenses related to Matrix Group safety equipment sales.

Pontiki Mine Asset Impairment Charge

Pontiki’s mining complex in Martin County, Kentucky was idled from August 29, 2012 to November 25, 2012 following an MSHA closure order.  This idling together with ongoing market uncertainty and the likelihood of future cost increases arising from stringent regulatory oversight placed the long-term viability of Pontiki at significant risk. As a result of these events, the ARLP Partnership recorded an asset impairment charge of $19.0 million during the quarter ended September 30, 2012 to reduce the carrying value of the asset group representing the Pontiki mining complex (“Pontiki Assets”) to an estimated fair value of $16.1 million, which was determined using the market and cost valuation techniques and represents a Level 3 fair value measurement.  Although the Pontiki mining complex resumed production operations, the ARLP Partnership subsequently ceased operations at the Pontiki mining complex in late November 2013.  Many of Pontiki’s employees and some of its equipment were migrated to the MC Mining and other operations.  No additional impairment was required related to the closure of the mine in 2013.  The ARLP Partnership sold most of the remaining assets at the Pontiki mining complex in May 2014.

Ongoing Acquisition Activities

Consistent with its business strategy, from time to time the ARLP Partnership engages in discussions with potential sellers regarding possible acquisitions of certain assets and/or companies of the sellers.  For more information on acquisitions, please read “Part II. Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions” of this Annual Report on Form 10-K.

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

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation.  The initial longwall system commenced operation in late October 2014.  At December 31, 2014, the ARLP Partnership had funded $390.0 million related to these transactions and, inclusive of this funding it expects to fund to White Oak a total of approximately $395.5 million to $415.5 million from the Transaction Date through December 31, 2015.  Equity investments of $39.8 million and $45.9 million were contributed by another White Oak owner in 2014 and 2013, respectively.  On the Transaction Date, the ARLP Partnership also entered into a coal handling and preparation agreement, pursuant to which it constructed and is operating a preparation plant and other surface facilities.  The ARLP Partnership plans to utilize existing cash balances, future cash flows from operations, borrowings under credit and securitization facilities and cash provided from the issuance of debt or equity to fund its commitments to the White Oak project.  For more information on the White Oak transactions, please read “Part II. Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments” of this Annual Report on Form 10-K.

On the Cavalier Formation Date, Cavalier Minerals purchased equity interests in AllDale Minerals, an entity created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  Cavalier Minerals’ initial investment funding to AllDale Minerals at the Cavalier Formation Date was $7.4 million and it has funded an additional $4.2 million between the Cavalier Formation Date and December 31, 2014.  Cavalier Minerals has a remaining commitment to AllDale Minerals of $37.4 million at December 31, 2014, which it expects to fund over the next two to four years.  Alliance Minerals committed funding of $48.0 million to Cavalier Minerals, of which $11.5 million was funded as of December 31, 2014 and the balance the ARLP Partnership expects to fund over the same period.  Bluegrass Minerals also provides funding to Cavalier Minerals.  The ARLP Partnership plans to utilize existing cash balances, future cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity to fund Alliance Minerals’ commitments to Cavalier Minerals, which in turn principally uses this funding to fund its commitments to AllDale Minerals.  For more information on these transactions, please read “Part II. Item 8. Financial Statements and Supplementary Data—Note 11. Noncontrolling Interest” and “Note 12. Equity Investments” of this Annual Report on Form 10-K.

On December 31, 2014 (the “Initial Closing Date”), the ARLP Partnership entered into asset purchase agreements with Patriot regarding certain assets relating to two of Patriot’s western Kentucky mining operations, including certain coal sales agreements, unassigned coal reserves and underground mining equipment and infrastructure located in Union and Henderson Counties, Kentucky.  On the Initial Closing Date, the ARLP Partnership’s subsidiary, Alliance Coal acquired the rights to certain coal supply agreements from an affiliate of Patriot.  On February 3, 2015 (the “Subsequent Closing Date”), Alliance Coal and Alliance Resource Properties acquired from Patriot an estimated 84.1 million tons of proven and probable high-sulfur coal reserves in western Kentucky (substantially all of which was leased by Patriot), and substantially all of Dodge Hill mining complex’s assets related to its former coal mining operation in western Kentucky, which principally included underground mining equipment and an estimated 43.2 million tons of non-reserve coal deposits (substantially all of which was leased by Dodge Hill). The ARLP Partnership’s purchase price of $19.2 million and $20.5 million paid on the Initial Closing Date and the Subsequent Closing Date, respectively, was financed using existing cash on hand.  In addition, the ARLP Partnership assumed reclamation liabilities totaling $2.5 million.  For more information on these transactions, please read “Part II. Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions” of this Annual Report on Form 10-K.

Cash Flows

Cash provided by operating activities was $734.8 million in 2014 compared to $702.9 million in 2013.  The increase in cash provided by operating activities was primarily due to higher net income and an increase in accounts payable during 2014 as compared to a decrease during 2013, offset partially by an increase in trade receivables and coal inventories during 2014 compared to 2013.

Net cash used in investing activities was $441.2 million in 2014 compared to $426.0 million in 2013.  The increase in cash used for investing activities was primarily attributable to the acquisition of coal supply agreements from Patriot, an increase in the funding of the White Oak equity investment and initial funding of the AllDale Minerals equity investment in 2014, partially offset by lower capital expenditures for mine infrastructure and equipment at various mines, particularly at the Gibson South and Tunnel Ridge mines, and a decrease in the acquisition and funding for development of coal reserves in 2014.  For information regarding the acquisition of coal supply agreements from Patriot, please read “Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions” of this Annual Report on Form 10-K.

Net cash used in financing activities was $363.7 million in 2014 compared to $209.7 million in 2013.  The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in 2014, net payments under the revolving credit facilities and payments under the term loan in 2014, partially offset by borrowings under the new accounts receivable securitization facility.  For information regarding the accounts receivable securitization facility, please read “Item 8. Financial Statements and Supplementary Data—Note 7. Long-Term Debt” of this Annual Report on Form 10-K.

The ARLP Partnership has various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated future asset retirement obligations costs, workers’ compensation and pneumoconiosis, capital projects and pension funding. The ARLP Partnership expects to fund these commitments with existing cash balances, future cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  The following table provides details regarding the ARLP Partnership’s contractual cash obligations as of December 31, 2014 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$821,250	$230,000	$446,250	$145,000	$-
Future interest obligations(1)	53,688	22,589	26,335	4,764	-
Operating leases	4,731	1,656	2,425	650	-
Capital leases(2)	21,651	2,054	3,915	3,748	11,934
Purchase obligations for capital projects	50,800	50,800	-	-	-
Reclamation obligations(3)	181,893	2,055	4,041	2,662	173,135
Workers’ compensation and pneumoconiosis benefit(3)	182,423	2,232	7,954	6,774	165,463
	$1,316,436	$311,386	$490,920	$163,598	$350,532

(1)         Interest on variable-rate, long-term debt was calculated using rates elected by the ARLP Partnership at December 31, 2014 for the remaining term of outstanding borrowings.

(2)         Includes amounts classified as interest and maintenance cost.

(3)         Future commitments for reclamation obligations, workers’ compensation and pneumoconiosis are shown at undiscounted amounts.  These obligations are primarily statutory, not contractual.

The ARLP Partnership expects to contribute $3.1 million to the defined benefit pension plan (“Pension Plan”) during 2015.

In addition to the above described capital expenditures related to the ARLP Partnership’s operating activities, it currently anticipates funding to White Oak during 2015 of approximately $12.1 million, for reserve acquisitions and additional equity investment related to its participation in the White Oak Mine No. 1.  The ARLP Partnership also currently anticipates funding to AllDale Minerals during the next two to four years approximately $37.4 million for the acquisition of oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.

Off-Balance Sheet Arrangements

In the normal course of business, the ARLP Partnership is a party to certain off-balance sheet arrangements.  These arrangements include coal reserve leases, indemnifications, transportation obligations, related party guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds.  Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect these off-balance sheet arrangements to have any material adverse effects on our financial condition, results of operations or cash flows.

The ARLP Partnership uses a combination of surety bonds and letters of credit to secure its financial obligations for reclamation, workers’ compensation and other obligations as follows as of December 31, 2014 (in millions):

	Reclamation Obligation	Workers’ Compensation Obligation	Other	Total
Surety bonds	$142.3	$56.6	$8.9	$207.8
Letters of credit	-	22.7	13.4	36.1

The ARLP Partnership’s continuing involvement in its unconsolidated affiliate, White Oak, will primarily consist of its support of their longwall mine, which commenced initial longwall operation in late October 2014.  The ARLP Partnership has committed to and has funded reserve acquisitions, reserve development, the construction of surface facilities, surface facility financing and the purchase of additional equity in White Oak.  In addition, the ARLP Partnership incurred allocated losses related to its equity investment in White Oak of $16.6 million for the year ended December 31, 2014 and expects to incur further allocated losses on its equity investment in White Oak over the next twelve months as White Oak continues to advance its operations.  For more information on the White Oak transactions, please read “Part II. Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments” of this Annual Report on Form 10-K.

The ARLP Partnership’s involvement in its unconsolidated affiliate, AllDale Minerals, consists of its support of the acquisition of oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  The ARLP Partnership incurred allocated losses related to Cavalier Minerals’ equity investment in AllDale Minerals of $0.4 million for the year ended December 31, 2014 and expects to incur allocated losses on an equity investment in AllDale Minerals over the next twelve months as AllDale Minerals begins its initial operations.  For more information on the ARLP Partnership’s involvement with AllDale Minerals, please read “Part II. Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments” of this Annual Report on Form 10-K.

Capital Expenditures

Capital expenditures decreased to $307.4 million in 2014 compared to $329.2 million in 2013.  See our discussion of “Cash Flows” above concerning this decrease in capital expenditures.

The ARLP Partnership currently projects average estimated annual maintenance capital expenditures over the next five years of approximately $5.55 per ton produced.  The ARLP Partnership’s anticipated total capital expenditures, including maintenance capital expenditures, for 2015 are estimated in a range of $300.0 to $330.0 million.  Management anticipates funding 2015 capital requirements with the ARLP Partnership’s December 31, 2014 cash and cash equivalents of $24.6 million, future cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity, as discussed below.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability and cost of additional capital to the ARLP Partnership will depend upon prevailing market conditions, the market price of ARLP’s common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Insurance

Effective October 1, 2014, the ARLP Partnership renewed its annual property and casualty insurance program.  The property insurance was procured from the ARLP Partnership’s wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of the ARLP Partnership’s subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market at a reduced cost.  The maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90 or 120-day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We can make no assurances that the ARLP Partnership will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

Debt Obligations

ARLP Credit Facility and Senior Notes

ARLP Credit Facility.  On May 23, 2012, the Intermediate Partnership entered into a credit agreement (the “ARLP Credit Agreement”) with various financial institutions for a revolving credit facility (the “ARLP Revolving Credit Facility”) of $700.0 million and a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the ARLP Revolving Credit Facility and ARLP Term Loan are referred to as the “ARLP Credit Facility”).  Borrowings under the ARLP Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at the ARLP Partnership’s election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the ARLP Credit Agreement).  The ARLP Partnership has elected the Eurodollar Rate, which, with applicable margin, was 1.57% on borrowings outstanding as of December 31, 2014.  The ARLP Credit Facility matures May 23, 2017, at which time all amounts then outstanding are required to be repaid.  Interest is payable quarterly, with principal of the ARLP Term Loan due as follows: for each quarter commencing June 30, 2014 and ending March 31, 2016, quarterly principal payments in an amount per quarter equal to 2.50% of the aggregate amount of the ARLP Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the ARLP Term Loan advances outstanding; and the remaining balance of the ARLP Term Loan advances at maturity.  In June 2014, the ARLP Partnership began making quarterly principal payments on the Term Loan, leaving a balance of $231.3 million at December 31, 2014.  The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the ARLP Credit Agreement.  Upon a “change of control” (as defined in the ARLP Credit Agreement), the unpaid principal amount of the ARLP Credit Facility, all interest thereon and all other amounts payable under the ARLP Credit Agreement would become due and payable.

At December 31, 2014, the ARLP Partnership had borrowings of $140.0 million and $5.4 million of letters of credit outstanding with $554.6 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.20% on the undrawn portion of the ARLP Revolving Credit Facility.

The ARLP Partnership incurred debt issuance costs of approximately $4.3 million in 2012 associated with the ARLP Credit Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the ARLP Credit Agreement.  The ARLP Partnership also expensed $1.1 million in 2012 of previously deferred debt issuance cost associated with its previous $300 million term loan.

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

The ARLP Senior Notes, 2008 Senior Notes, and the ARLP Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.01 to 1.0 and 24.0 to 1.0, respectively, for the trailing twelve months ended December 31, 2014.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2014.

Accounts Receivable Securitization. On December 5, 2014, certain direct and indirect wholly owned subsidiaries of the Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility (“Securitization Facility”) providing additional liquidity and funding.  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The Securitization Facility has an initial term of 364 days, however the ARLP Partnership has the contractual ability and the intent to extend the term for an additional 364 days.  At December 31, 2014, the ARLP Partnership had $100.0 million outstanding under the Securitization Facility.  Debt issuance costs were immaterial for the transaction.

Other.  In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits.  At December 31, 2014, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks.

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

Non-coal sales revenues primarily consist of transloading fees, mine safety services and products, royalties and throughput fees earned from White Oak and other handling and service fees.  These non-coal sales revenues are recognized when the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

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

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  The ARLP Partnership generally provides for these claims through self-insurance programs.  Workers’ compensation laws also compensate survivors of workers who suffer employment related deaths.  The liability for traumatic injury claims is the ARLP Partnership’s estimate of the present value of current workers’ compensation benefits, based on its actuary estimates.  The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  The ARLP Partnership had accrued liabilities of $57.6 million and $62.9 million for these costs at December 31, 2014 and 2013, respectively.  A one-percentage-point reduction in the discount rate would have increased the liability and operating expense by approximately $5.1 million at December 31, 2014.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker’s pneumoconiosis, or black lung.  The ARLP Partnership provides for these claims through self-insurance programs. The black lung benefits liability is calculated using the service cost method based on the actuarial present value of the estimated black lung obligation.  The ARLP Partnership’s actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  The ARLP Partnership had accrued liabilities of $56.4 million and $49.6 million for these benefits at December 31, 2014 and 2013, respectively.  A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2014 by approximately $1.1 million.  Under the service cost method used to estimate the black lung benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

The discount rate for workers’ compensation and black lung is derived by applying the Citigroup Pension Discount Curve to the projected liability payout.  Other assumptions, such as claim development patterns, mortality, disability incidence and medical costs, are based upon standard actuarial tables adjusted for the ARLP Partnership’s actual historical experiences whenever possible.  The ARLP Partnership reviews all actuarial assumptions periodically for reasonableness and consistency and updates such factors when underlying assumptions, such as discount rates, change or when sustained changes in the ARLP Partnership’s historical experiences indicate a shift in the trend assumptions are warranted.

Defined Benefit Plan

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a Pension Plan that it sponsors. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  The calculation of the net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with the Pension Plan requires the use of a number of assumptions.  Changes in these assumptions can result in materially different pension expense and pension liability amounts.  In addition, actual experiences can differ materially from the assumptions.  Significant assumptions used in calculating pension expense and pension liability are as follows:

•                  The ARLP Partnership’s expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long-term historical rates of return for each asset class.  The ARLP Partnership’s expected long-term rate of return used to determine its pension liability was 8.00% at December 31, 2014 and 2013.  The ARLP Partnership’s expected long-term rate of return used to determine its pension expense was 8.00% for the years ended December 31, 2014 and 2013.  The expected long-term rate of return used to determine the ARLP Partnership’s pension liability is based on an asset allocation assumption of 70.0% invested in domestic equity securities with an expected long-term rate of return of 9.9%, 10.0% invested in international equities with an expected long-term rate of return of 5.6% and 20.0% invested in fixed income securities with an expected long-term rate of return of 5.7%.  The ARLP Partnership’s expected long-term rate of return is based on a 20-year-average annual total return for each investment group.  Additionally, the ARLP Partnership bases its determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.  The actual return on plan assets was 5.4% and 22.7% for the years ended December 31, 2014 and 2013, respectively.  Lowering the expected long-term rate of return assumption by 1.0% (from 8.00% to 7.00%) at December 31, 2013 would have increased the ARLP Partnership’s pension expense for the year ended December 31, 2014 by approximately $0.5 million; and

•                  The ARLP Partnership’s weighted-average discount rate used to determine its pension liability was 3.92% and 4.89% at December 31, 2014 and 2013, respectively.  The weighted-average discount rate used to determine pension expense was 4.89% and 3.99% at December 31, 2014 and 2013, respectively.  The discount rate that the ARLP Partnership utilizes for determining its future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency.  The ARLP Partnership has historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate.  Lowering the discount rate assumption by 0.5% (from 4.89% to 4.39%) at December 31, 2013 would have increased pension expense for the year ended December 31, 2014 by approximately $0.1 million.

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

The above factors are not all inclusive, and management of the ARLP Partnership must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired.  If there is an indication that carrying amount of an asset may not be recovered, the asset is monitored by management where changes to significant assumptions are reviewed.  Individual assets are grouped for impairment review purposes based on the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a by-mine basis.  The amount of impairment is measured by the difference between the carrying value and the fair value of the asset.  The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations.  The ARLP Partnership recorded an asset impairment charge of $19.0 million in 2012 (see “Item 8. Financial Statements and Supplementary Data—Note 4. Asset Impairment Charge” of this Annual Report on Form 10-K).  No impairment charges were recorded in 2014 and 2013.

Equity Method Investments

The ARLP Partnership reviews the carrying value of equity method investments whenever events or changes in circumstances indicate that the carrying amount may be impaired.  Equity method investments are not reviewed for impairment unless an impairment indicator is noted.  Several examples of impairment indicators include:

•                  A series of operating losses of an investee or other factors indicating an other than temporary decrease in value;

•                  An indication of the absence of the ability to recover the carrying amount of the investment; or

•                  An indication of the absence of the investee to sustain an earnings capacity to justify the carrying amount.

The above factors are not all inclusive, and management must continually evaluate whether other factors are present that would indicate an equity method investment may be impaired.  The amount of impairment is measured by the difference between the carrying value and the fair value of an equity method investment.  The fair value of impaired equity method investments are typically determined based on various factors, including, but not limited to, the present values of expected future cash flows.

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves.  Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.  The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete.  The ARLP Partnership’s estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of factors, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and completion of certain mine requirements, such as ventilation.  Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.  At December 31, 2014 and 2013 capitalized mine development costs were $7.0 million and $33.1 million, respectively, representing the carrying value of development costs attributable to properties where the ARLP Partnership has not reached the production stage of mining operations or leasing to third parties, and therefore, the mine development costs are not currently being amortized.  The ARLP Partnership believes that the carrying value of these development costs will be recovered.

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan.  A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $93.1 million and $82.9 million for these costs are recorded at December 31, 2014 and 2013, respectively.  The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives.

Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets.

On at least an annual basis, the ARLP Partnership reviews its entire asset retirement obligation liability and makes necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience.  Adjustments to the liability resulted in an increase of $8.6 million and a decrease of $2.7 million for the years ended December 31, 2014 and 2013, respectively. The adjustments to the liability for the year ended December 31, 2014 were attributable to increased refuse site reclamation disturbances primarily at the Onton, Gibson South, Tunnel Ridge, Dotiki and River View operations and the acquisition of additional property with certain existing reclamation liabilities, offset in part by the sale of property associated with the Pontiki mine, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuations in other projected mine life estimates.

While the precise amount of these future costs cannot be determined with certainty, the ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.  Discounting resulted in reducing the accrual for asset retirement obligations by $88.8 million and $76.5 million at December 31, 2014 and 2013.  The ARLP Partnership estimates that the aggregate undiscounted cost of final mine closure is approximately $181.9 million at December 31, 2014.  If the ARLP Partnership’s assumptions differ from actual experiences, or if changes in the regulatory environment occur, its actual cash expenditures and costs that it incurs could be materially different than currently estimated.

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

Resale Shelf

In March 2011, we filed with the SEC a shelf registration statement allowing our unitholders to sell from time to time an indeterminate amount of their common units representing limited partner interests.  At February 27, 2015, 2.75 million common units had been sold pursuant to this registration statement.

Universal Shelf

In February 2014, we filed with the SEC a universal shelf registration allowing us to issue from time to time an indeterminate amount of equity securities.  At February 27, 2015, we had not utilized any amounts available under this registration statement.

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

Registration Rights

In connection with the IPO, we agreed to register for sale under the Securities Act and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates.  These registration rights required us to file one registration statement for each of these groups.  We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions.  We satisfied our requirement by registering 47,363,000 outstanding common units on Form S-3 filed with the SEC on June 1, 2007, declared effective on June 27, 2007, of which 2,573,987 have been sold as of February 4, 2015.  A prospectus supplement was filed with the SEC on December 18, 2007.  These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business.  The amounts billed by AGP to us include $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, for costs principally related to the AGP Amended and Restated Directors Annual Retainer and Deferred Compensation Plan (“AGP Deferred Compensation Plan”).

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP.  The Administrative Services Agreement superseded the administrative services agreement signed in connection with our initial public offering in 2006.  Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates.  The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement.  On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.1 million for each of the years ended December 31, 2014, 2013 and 2012, from ARH II, respectively.  This administrative service revenue is included in other sales and operating revenues in our consolidated statements of income.

The ARLP Partnership’s Related-Party Transactions

The MGP Board of Directors and MGP Conflicts Committee review the ARLP Partnership’s related-party transactions that involve a potential conflict of interest between a general partner and the ARLP Partnership or its subsidiaries or another partner to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry.  As a result of these reviews, the MGP Board of Directors and MGP Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to us and our limited partners.

Affiliate Contributions

During December 2014, 2013 and 2012, an affiliated entity controlled by Mr. Craft contributed $1.5 million, $2.2 million and $2.0 million, respectively, to us for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses.  Upon our receipt of each contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal.  The ARLP Partnership made special allocations to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

White Oak Transactions

On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation.  The initial longwall system commenced operation in late October 2014.  The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and lease-back of certain reserves and surface rights, a coal handling and services agreement and a loan for surface facilities.  The transactions are expected to generate equity distributions and have begun generating royalties and throughput revenues.  For more information about the White Oak

Transactions, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments” of this Annual Report on Form 10-K.

In addition to the agreements discussed above, White Oak also has agreements with the ARLP Partnership’s subsidiaries for the purchase of various services and products, including for coal handling services provided by the Mt. Vernon transloading facility.  For the years ended December 31, 2014, 2013 and 2012, the ARLP Partnership recorded revenues of $3.9 million, $2.4 million and $1.0 million, respectively, for services and products provided by Mt. Vernon and Matrix Design to White Oak, which are included in “Other sales and operating revenues” on our consolidated statements of income. For information on royalties and throughput revenues, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments” of this Annual Report on Form 10-K.

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

ASI has agreements with JC Land LLC (“JC Land”), an entity owned by Mr. Craft, SGP Land (a subsidiary of SGP) and Mr. Craft, providing for the use of ASI’s aircraft.  JC Land, SGP and Mr. Craft paid the ARLP Partnership $0.1 million for aircraft usage in each of the years ended December 31, 2014, 2013 and 2012 as a result of these agreements.  In addition, Alliance Coal has an agreement with JC Land providing for the use of JC Land’s aircraft by Alliance Coal.  As a result of this agreement, the ARLP Partnership paid JC Land $0.2 million, $0.3 million and $0.1 million for aircraft usage in the years ended December 31, 2014, 2013 and 2012, respectively.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots hired by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.   JC Land paid the ARLP Partnership $0.2 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively, pursuant to this agreement.

The ARLP Partnership reimbursed SGP Land $0.3 million for the year ended December 31, 2012  in accordance with the provisions of the replaced time-sharing agreement, which ended on March 1, 2012, upon the merger of JC Air into ASI, as discussed above.

In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid.  MC Mining paid royalties of $0.9 million, $0.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, all advanced minimum royalties paid under the lease have been recouped.

SGP

In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH.  In connection with this acquisition, the ARLP Partnership assumed a coal lease with SGP.  Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal.  Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2014, 2013 and 2012.  As of December 31, 2014, $10.7 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP.  Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million.  The lease agreement had an initial term of four years, which may be extended to match the term of the coal lease.  Lease expense was $0.2 million for each of the years ended December 31, 2014, 2013 and 2012.

The ARLP Partnership has a noncancelable lease arrangement for the Gibson North mine’s coal preparation plant and ancillary facilities with SGP. The lease requires monthly payments of approximately $50,000 and extends through

January 2017.  Based on the lease arrangement, it is considered a capital lease.  Lease payments for each of the years ended December 31, 2014, 2013 and 2012 were $0.6 million.

WKY CoalPlay

On November 17, 2014 (the “CoalPlay Formation Date”), SGP Land and two limited liability companies owned by irrevocable trusts established by the ARLP Partnership’s President and Chief Executive Officer (“Craft Companies”), entered into a limited liability company agreement to form WKY CoalPlay, LLC (“WKY CoalPlay”).  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by an entity controlled by an officer of ARH who is also a director of ARH II, the indirect parent of SGP, an employee of SGP Land and a trustee of the irrevocable trusts owning the Craft Companies.

In December 2014, WKY CoalPlay acquired approximately 86.6 million tons of proven and probable high-sulfur coal reserves in western Kentucky and southern Indiana through its purchase of two indirect subsidiaries of CONSOL Energy Inc. for $57.2 million.  WKY CoalPlay’s acquired subsidiaries subsequently leased 72.3 million tons of the acquired reserves to the ARLP Partnership and as partial consideration for entering the leases, conveyed the remaining 14.3 million tons of its acquired reserves to the ARLP Partnership.  The conveyed reserves have minimal value as a result of uncertainty regarding their inclusion in a mine plan.  The leases have initial terms ranging from 7 to 20 years and provide for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $6.2 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  WKY CoalPlay also granted to the ARLP Partnership an option to acquire the leased reserves at any time during a three-year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the leases.  The ARLP Partnership paid WKY CoalPlay $6.2 million in January 2015 for the initial annual minimum royalty payment.

In December 2014, WKY CoalPlay acquired approximately 54.1 million tons of proven and probable high-sulfur coal reserves in western Kentucky through its purchase of a subsidiary of Midwest for $29.6 million. In conjunction with this acquisition, WKY CoalPlay’s acquired subsidiary leased 22.6 million tons of the acquired reserves to the ARLP Partnership and as partial consideration for entering the lease, conveyed the remaining 31.5 million tons of its acquired reserves to the ARLP Partnership.  The conveyed reserves have minimal value as a result of uncertainty regarding their inclusion in a mine plan.  The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.5 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  WKY CoalPlay also granted to the ARLP Partnership an option to acquire the leased reserves at any time during a three-year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the lease.  The ARLP Partnership paid WKY CoalPlay $2.5 million in January 2015 for the initial annual minimum royalty payment.

In February 2015, WKY CoalPlay acquired approximately 39.1 million tons of proven and probable high-sulfur owned coal reserves located in Henderson and Union Counties, Kentucky from Central States, a subsidiary of Patriot, for $25.0 million and in turn leased those reserves to the ARLP Partnership.  The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.1 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  An option was also granted to the ARLP Partnership to acquire the leased reserves at any time during a three-year period beginning in February 2018 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the lease.  The ARLP Partnership paid WKY CoalPlay $2.1 million in February 2015 for the initial annual minimum royalty payment.

Based on the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, the ARLP Partnership concluded that WKY CoalPlay is a variable interest entity (“VIE”) because exercise of the options noted above is not within the control of the equity holders and, if it occurs, could potentially limit the expected residual return to the owners of WKY CoalPlay.  The ARLP Partnership does not have any economic or governance rights related to WKY CoalPlay and the options that provides the ARLP Partnership with a variable interest in WKY CoalPlay’s reserve assets do not give the ARLP Partnership any rights that constitute power to direct the primary activities that most significantly impact WKY CoalPlay’s economic performance.  SGP Land has the sole ability to replace the manager of WKY CoalPlay at its discretion and therefore has power to direct the activities of WKY CoalPlay.  Consequently, the ARLP Partnership concluded that SGP Land is the primary beneficiary of WKY CoalPlay.

Total future minimum royalties from 2015 through 2019 under agreements with SGP Land, SGP and WKY CoalPlay parties as discussed above are expected to be the following (in thousands):

Year Ending December 31,

2015	$14,118
2016	13,857
2017	13,818
2018	13,818
2019	13,818

Cavalier Minerals

On November 10, 2014, Cavalier Minerals contributed $7.4 million in return for a limited partner interest in AllDale Minerals, an entity created to purchase oil and gas mineral interests in various geographical locations within producing basins in the continental U.S.  Additional contributions totaling $4.2 million were made to AllDale Minerals prior to December 31, 2014 with the remaining commitment of $37.4 million expected to be paid over the next two to four years.  At December 31, 2014, Cavalier Minerals’ limited partner interest in AllDale Minerals was 71.7%.  AllDale Minerals is managed and controlled by its general partner, AllDale Minerals Management, LLC (“AllDale Minerals Management”).  AllDale Minerals Management is owned by four members, consisting of three parties unrelated to the ARLP Partnership or its affiliates and Bluegrass Minerals, which is owned by an officer of ARH.  See “Item 8. Financial Statements and Supplementary Data—Note 11. Noncontrolling Interest” and “Note 12. Equity Investments” for further information.

Accruals of Other Liabilities

The ARLP Partnership had accruals for other liabilities, including current obligations, totaling $228.5 million and $219.6 million at December 31, 2014 and 2013, respectively.  These accruals were chiefly comprised of workers’ compensation benefits, black lung benefits, and costs associated with asset retirement obligations. These obligations are self-insured except for certain excess insurance coverage for workers’ compensation. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, the ARLP Partnership’s results of operations may be significantly affected by changes to these liabilities.  Please see “Item 8. Financial Statements and Supplementary Data—Note 16. Asset Retirement Obligations” and “Note 17. Accrued Workers’ Compensation and Pneumoconiosis Benefits.”

Inflation

Any future inflationary or deflationary pressures could adversely affect the results of the ARLP Partnership’s operations.  For example at times, the ARLP Partnership’s results have been significantly impacted by price increases affecting many of the components of its operating expenses such as fuel, steel, maintenance expense and labor.    Please see “Item 1A. Risk Factors.”

New Accounting Standards

New Accounting Standards Issued and Not Yet Adopted

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  ASU 2014-08 changes the requirements for reporting discontinued operations in ASC 205, Presentation of Financial Statements, by updating the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  We do not anticipate the adoption of ASU 2014-08 on January 1, 2015 will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  We are currently evaluating the effect of adopting ASU 2014-09.

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

Other Information

IRS Notice

On April 12, 2013, we received a Notice of Beginning of Administrative Proceeding from the IRS notifying us of an audit of the income tax return of Alliance Coal, the holding company for the operations of the Intermediate Partnership, for the tax year ending December 31, 2011.  On February 11, 2015, the tax matters partner of Alliance Coal received notice from the IRS that it has completed its audit of Alliance Coal.  The IRS is not proposing any adjustments to the tax return.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our ownership interests, results of operations and cash flows principally reflect those of the ARLP Partnership.   As such, our discussions of market risk reflect those risks as they apply to the ARLP Partnership.

Commodity Price Risk

The ARLP Partnership has significant long-term coal supply agreements as evidenced by approximately 85.7% of its sales tonnage, including approximately 85.0% of its medium- and high-sulfur coal sales tonnage, being sold under long-term contracts in 2014. Most of the long-term coal supply agreements are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both. For additional discussion of coal supply agreements, please see “Item 1. Business—Coal Marketing and Sales” and “Item 8. Financial Statements and Supplementary Data—Note 20. Concentration of Credit Risk and Major Customers.”  As of February 13, 2015, the ARLP Partnership’s nominal commitment under long-term contracts was approximately 39.3 million tons in 2015, 28.9 million tons in 2016, 12.8 million tons in 2017 and 9.6 million tons in 2018.  In 2014, the customer under one of the ARLP Partnership’s long-term coal supply agreements notified us that it would not accept any more coal shipments after April 15, 2015.  Please read “Item 3. Legal Proceedings.”

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

Credit Risk

In 2014, approximately 95.6% of the ARLP Partnership’s sales tonnage was purchased by electric utilities.  Therefore, the ARLP Partnership’s credit risk is primarily with domestic electric power generators.  The ARLP Partnership’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by the ARLP Partnership’s credit management department, it will take steps to reduce credit exposure to customers that do not meet its credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for the ARLP Partnership’s benefit in the event of a failure to pay.

Exchange Rate Risk

Almost all of the ARLP Partnership’s transactions are denominated in U.S. dollars, and as a result, it does not have material exposure to currency exchange-rate risks.

Interest Rate Risk

Borrowings under the ARLP Credit Facility and Securitization Facility are at variable rates and, as a result, the ARLP Partnership has interest rate exposure. Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $140.0 million in borrowings under the ARLP Revolving Credit Facility, $231.3 million outstanding under the ARLP Term Loan and $100.0 million in borrowings under the Securitization Facility at December 31, 2014.  A one percentage point increase in the interest rates related to the ARLP Credit Facility and Securitization Facility would result in an annualized increase in interest expense of $4.7 million, based on borrowing levels at December 31, 2014.  With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $5.9 million in the estimated fair value of these borrowings.

The table below provides information about the ARLP Partnership’s market sensitive financial instruments and constitutes a “forward-looking statement.” The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2014 and 2013.

The carrying amounts and fair values of financial instruments are as follows (in thousands):

Expected Maturity Dates as of December 31, 2014	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value December 31, 2014

Fixed rate debt	$ 205,000	$ -	$ -	$ 145,000	$ -	$ -	$ 350,000	$ 364,221
Weighted average interest rate	6.54%	6.72%	6.72%	6.72%	-	-

Variable rate debt	$ 25,000	$ 256,250	$190,000	$ -	$ -	$ -	$ 471,250	$ 469,130
Weighted average interest rate(1)	1.42%	1.41%	1.57%	-	-	-

Expected Maturity Dates as of December 31, 2013	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value December 31, 2013

Fixed rate debt	$ 18,000	$ 205,000	$ -	$ -	$145,000	$ -	$ 368,000	$ 390,028
Weighted average interest rate	6.52%	6.54%	6.72%	6.72%	6.72%	-

Variable rate debt	$ 18,750	$ 25,000	$156,250	$300,000	$ -	$ -	$ 500,000	$ 494,804
Weighted average interest rate(1)	1.82%	1.82%	1.82%	1.82%

(1) Interest rate on variable rate debt equal to the rate elected by the ARLP Partnership as of December 31, 2014 and 2013, held constant for the remaining term of the outstanding borrowing.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance GP, LLC

and the Partners of Alliance Holdings GP, L.P.

We have audited the accompanying consolidated balance sheets of Alliance Holdings GP, L.P. and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Holdings GP, L.P. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2015

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(In thousands, except unit data)

ASSETS	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$28,274	$98,375
Trade receivables	184,187	153,662
Other receivables	1,025	776
Due from affiliates	7,107	1,889
Inventories	83,155	44,214
Advance royalties	9,416	11,454
Prepaid expenses and other assets	31,362	16,264
Total current assets	344,526	326,634

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,815,620	2,645,872
Less accumulated depreciation, depletion and amortization	(1,150,414)	(1,031,493)
Total property, plant and equipment, net	1,665,206	1,614,379

OTHER ASSETS:
Advance royalties	15,895	18,813
Due from affiliate	11,047	11,560
Equity investments in affiliates	224,611	130,410
Other long-term assets	27,470	24,883
Total other assets	279,023	185,666
TOTAL ASSETS	$2,288,755	$2,126,679

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$86,277	$79,772
Due to affiliates	370	290
Accrued taxes other than income taxes	19,461	19,086
Accrued payroll and related expenses	57,656	47,105
Accrued interest	318	996
Workers’ compensation and pneumoconiosis benefits	8,868	9,065
Current capital lease obligations	1,305	1,288
Other current liabilities	17,109	18,625
Current maturities, long-term debt	230,000	36,750
Total current liabilities	421,364	212,977

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	591,250	831,250
Pneumoconiosis benefits	55,278	48,455
Accrued pension benefit	40,105	18,182
Workers’ compensation	49,797	54,949
Asset retirement obligations	91,085	80,807
Long-term capital lease obligations	15,624	17,135
Other liabilities	5,978	7,331
Total long-term liabilities	849,117	1,058,109
Total liabilities	1,270,481	1,271,086

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	580,234	500,070
Accumulated other comprehensive loss	(15,456)	(4,198)
Total AHGP Partners’ Capital	564,778	495,872
Noncontrolling interests	453,496	359,721
Total Partners’ Capital	1,018,274	855,593
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,288,755	$2,126,679

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2014	2013	2012

SALES AND OPERATING REVENUES:
Coal sales	$2,208,611	$2,137,449	$1,979,437
Transportation revenues	26,021	32,642	22,034
Other sales and operating revenues	65,692	35,108	32,459
Total revenues	2,300,324	2,205,199	2,033,930

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,383,360	1,398,763	1,303,291
Transportation expenses	26,021	32,642	22,034
Outside coal purchases	14	2,030	38,607
General and administrative	76,699	65,231	62,713
Depreciation, depletion and amortization	274,566	264,911	218,122
Asset impairment charge	-	-	19,031
Total operating expenses	1,760,660	1,763,577	1,663,798

INCOME FROM OPERATIONS	539,664	441,622	370,132
Interest expense (net of interest capitalized of $833, $8,992 and $8,436, respectively)	(33,584)	(27,044)	(28,684)
Interest income	1,671	963	231
Equity in loss of affiliates, net	(16,648)	(24,441)	(14,650)
Other income	1,566	1,891	3,115

INCOME BEFORE INCOME TAXES	492,669	392,991	330,144

INCOME TAX EXPENSE (BENEFIT)	-	1,397	(1,082)

NET INCOME	492,669	391,594	331,226
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(208,318)	(157,721)	(135,158)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$284,351	$233,873	$196,068

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$4.75	$3.91	$3.28
DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$3.4375	$3.095	$2.7225

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	59,863,000	59,863,000	59,863,000

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	Year Ended December 31,
	2014	2013	2012

NET INCOME	$492,669	$391,594	$331,226

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Net actuarial (loss) gain	(23,821)	12,472	(6,524)
Amortization of actuarial loss (1)	773	2,653	1,788
Total defined benefit pension plan adjustments	(23,048)	15,125	(4,736)

Pneumoconiosis benefits
Net actuarial (loss) gain	(2,029)	16,750	2,156
Amortization of actuarial (gain) loss (1)	(1,051)	670	776
Total pneumoconiosis benefits adjustments	(3,080)	17,420	2,932

OTHER COMPREHENSIVE (LOSS) INCOME	(26,128)	32,545	(1,804)

COMPREHENSIVE INCOME	466,541	424,139	329,422

Less: Comprehensive income attributable to noncontrolling interest	(193,448)	(176,168)	(134,090)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$273,093	$247,971	$195,332

(1)          Amortization of actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 13 and 17 for additional details).

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$492,669	$391,594	$331,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	274,566	264,911	218,122
Non-cash compensation expense	11,560	9,193	7,607
Settlement of deferred directors compensation	(218)	-	(459)
Asset retirement obligations	2,730	3,004	2,853
Coal inventory adjustment to market	377	2,811	2,978
Equity in loss of affiliates, net	16,648	24,441	14,650
Net (gain) loss on sale of property, plant and equipment	(4,409)	3,475	147
Asset impairment charge	-	-	19,031
Valuation allowance of deferred tax assets	1,636	3,483	-
Other	(5,151)	(6,251)	(3,815)
Changes in operating assets and liabilities:
Trade receivables	(30,525)	19,062	(44,081)
Other receivables	16	243	1,960
Inventories	(39,103)	(795)	(16,119)
Prepaid expenses and other assets	855	4,290	(8,532)
Advance royalties	4,956	4,492	765
Accounts payable	8,775	(17,858)	7,316
Due to affiliates	(3,065)	(1,364)	(729)
Accrued taxes other than income taxes	375	(947)	4,136
Accrued payroll and related benefits	10,551	8,604	2,625
Pneumoconiosis benefits	3,743	5,944	5,961
Workers’ compensation	(5,349)	(14,092)	4,075
Other	(6,807)	(1,321)	(3,493)
Total net adjustments	242,161	311,325	214,998
Net cash provided by operating activities	734,830	702,919	546,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(307,387)	(329,151)	(424,631)
Changes in accounts payable and accrued liabilities	(2,270)	(3,048)	(4,007)
Proceeds from sale of property, plant and equipment	381	1,520	114
Proceeds from insurance settlement for property, plant and equipment	4,512	-	-
Purchases of equity investments in affiliates	(111,376)	(62,500)	(59,800)
Payment for acquisition of business	-	-	(100,000)
Payments to affiliate for acquisition and development of coal reserves	(4,082)	(25,272)	(34,601)
Payment for acquisition of customer contracts	(11,687)	-	-
Advances/loans to affiliate	-	(7,500)	(5,229)
Payments from affiliate	-	-	4,229
Other	(9,313)	-	546
Net cash used in investing activities	(441,222)	(425,951)	(623,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	100,000	-	-
Payment on term loan	(18,750)	-	(300,000)
Borrowings under term loan	-	-	250,000
Borrowings under revolving credit facilities	341,800	386,000	278,800
Payments under revolving credit facilities	(451,800)	(291,000)	(123,800)
Payment on long-term debt	(18,000)	(18,000)	(18,000)
Payments on capital lease obligations	(1,494)	(1,190)	(943)
Payment of debt issuance costs	(263)	-	(4,272)
Contributions to consolidated company from affiliate noncontrolling interest	481	-	-
Contribution by limited partner - affiliate	1,500	2,200	2,000
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(2,991)	(3,015)	(3,734)
Distributions paid by consolidated partnership to noncontrolling interests	(108,413)	(99,423)	(90,277)
Distributions paid to Partners	(205,779)	(185,276)	(162,977)
Net cash used in financing activities	(363,709)	(209,704)	(173,203)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(70,101)	67,264	(250,358)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,375	31,111	281,469
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,274	$98,375	$31,111

See notes to consolidated financial statements, including Note 15 for supplemental cash flow information.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In thousands, except unit data)

	Alliance Holdings GP, L.P.
	Number of Limited Partner Units	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital

Balance at January 1, 2012	59,863,000	414,165	(17,560)	229,588	626,193

Comprehensive income:
Net income	-	196,068	-	135,158	331,226
Actuarially determined long-term liability adjustments	-	-	(736)	(1,068)	(1,804)
Total comprehensive income					329,422
Settlement of Directors Deferred Compensation	-	(459)	-	-	(459)
Vesting of ARLP Long-Term Incentive Plan	-	-	-	(3,734)	(3,734)
Common unit-based compensation	-	179	-	7,428	7,607
Contribution by limited partner – affiliate (Note 18)	-	2,000	-	-	2,000
Distributions on ARLP common unit-based compensation	-	-	-	(1,536)	(1,536)
Distributions to AHGP Partners	-	(162,977)	-	-	(162,977)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	-	(88,741)	(88,741)
Balance at December 31, 2012	59,863,000	448,976	(18,296)	277,095	707,775

Comprehensive income:
Net income	-	233,873	-	157,721	391,594
Actuarially determined long-term liability adjustments	-	-	14,098	18,447	32,545
Total comprehensive income					424,139
Vesting of ARLP Long-Term Incentive Plan	-	-	-	(3,015)	(3,015)
Common unit-based compensation	-	297	-	8,896	9,193
Contribution by limited partner – affiliate (Note 18)	-	2,200	-	-	2,200
Distributions on ARLP common unit-based compensation	-	-	-	(1,688)	(1,688)
Distributions to AHGP Partners	-	(185,276)	-	-	(185,276)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	-	(97,735)	(97,735)
Balance at December 31, 2013	59,863,000	500,070	(4,198)	359,721	855,593

Comprehensive income:
Net income	-	284,351	-	208,318	492,669
Actuarially determined long-term liability adjustments	-	-	(11,258)	(14,870)	(26,128)
Total comprehensive income					466,541
Settlement of Directors Deferred Compensation	-	(218)	-	-	(218)
Vesting of ARLP Long-Term Incentive Plan	-	-	-	(2,991)	(2,991)
Common unit-based compensation	-	310	-	11,250	11,560
Contribution by limited partner – affiliate (Note 18)	-	1,500	-	-	1,500
Contributions to consolidated company from affiliate noncontrolling interest (Note 11)	-	-	-	481	481
Distributions on ARLP common unit-based compensation	-	-	-	(2,182)	(2,182)
Distributions to AHGP Partners	-	(205,779)	-	-	(205,779)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	-	(106,231)	(106,231)
Balance at December 31, 2014	59,863,000	$580,234	$(15,456)	$453,496	$1,018,274

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Alliance Resource Management GP, LLC, a Delaware limited liability company, and ARM GP Holdings, Inc., a Delaware corporation, are our direct subsidiaries.  The Delaware limited partnerships, limited liability companies and corporation that comprise the ARLP Partnership, which we consolidate, are as follows: ARLP, Intermediate Partnership, Alliance Coal, Alliance Design Group, LLC, (“Alliance Design”), Alliance Land, LLC, Alliance Minerals, LLC (“Alliance Minerals”), Alliance Properties, LLC, Alliance Resource Properties, LLC, (“Alliance Resource Properties”), AROP Funding, LLC (“AROP Funding”), ARP Sebree, LLC (“ARP Sebree”), ARP Sebree South, LLC, Alliance WOR Properties, LLC (“WOR Properties”), Alliance Service, Inc. (“ASI”), Alliance WOR Processing, LLC (“WOR Processing”), Backbone Mountain, LLC, Cavalier Minerals JV, LLC (“Cavalier Minerals”), CR Services, LLC, Excel Mining, LLC, Gibson County Coal, LLC (“Gibson County Coal”), Hopkins County Coal, LLC (“Hopkins County

Coal”), Matrix Design Group, LLC (“Matrix Design”), MC Mining, LLC (“MC Mining”), Mettiki Coal, LLC (“Mettiki (MD)”), Mettiki Coal (WV), LLC (“Mettiki (WV)”), Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”), Penn Ridge Coal, LLC (“Penn Ridge”), Pontiki Coal, LLC (“Pontiki”), River View Coal, LLC (“River View”), Sebree Mining, LLC (“Sebree Mining”), Steamport, LLC, Tunnel Ridge, LLC (“Tunnel Ridge”), UC Coal, LLC, UC Mining, LLC, UC Processing, LLC, Warrior Coal, LLC (“Warrior”), Webster County Coal, LLC (“Webster County Coal”), White County Coal, LLC (“White County Coal”) and Wildcat Insurance, LLC (“Wildcat Insurance”).

Initial Public Offering and Concurrent Transactions

On May 15, 2006, we completed our initial public offering (“IPO”) of 12,500,000 common units representing limited partner interests in us at a price of $25.00 per unit.  In connection with the IPO, Alliance Management Holdings, LLC (“AMH”) and AMH II, LLC (“AMH II”) (which were the previous owners of MGP), AHGP and SGP entered into a contribution agreement (“Contribution Agreement”) pursuant to which 100% of the members’ interest in MGP (which includes ARLP’s incentive distribution rights (“IDRs”) and MGP’s general partner interests in ARLP), 15,550,628 of ARLP’s common units, as represented before the 2014 ARLP unit split as discussed below, and a 0.001% managing interest in Alliance Coal were contributed to us.  As consideration for this contribution and in accordance with the terms of the Contribution Agreement, we distributed substantially all of the proceeds from our IPO to AMH and AMH II and issued 6,863,470, 19,858,362 and 20,641,168 of AHGP’s common units to AMH, AMH II and SGP, respectively.  In June 2006, subsequent to the IPO, the AHGP common units and substantially all of the IPO proceeds distributed to AMH and AMH II were distributed to the individual members of AMH and AMH II.  On April 26, 2007, our 0.001% managing interest in Alliance Coal was transferred to our subsidiary, MGP.

Contributions to ARLP

During December 2014, 2013 and 2012, an affiliated entity controlled by Mr. Craft contributed $1.5 million, $2.2 million and $2.0 million, respectively, to us for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses.  Upon our receipt of each contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal.  The ARLP Partnership made special allocations to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft (Note 18).

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of the AHGP Partnership and present our financial position as of December 31, 2014 and 2013, and results of our operations, comprehensive income, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2014.  All of our intercompany transactions and accounts have been eliminated.

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

On June 16, 2014, the ARLP Partnership completed a two-for-one split of its common units, whereby holders of record as of May 30, 2014 received a one unit distribution on each unit outstanding on that date.  The unit split resulted in the issuance of approximately 37.0 million ARLP common units.  Accordingly, AHGP received an additional 15,544,169 ARLP common units, which brought its total ownership to 31,088,338 ARLP common units.  Unless otherwise noted, all references to the number of ARLP units and distribution amounts included in this report have been adjusted to give effect for this unit split for all periods presented.  Provisions of ARLP’s partnership agreement affecting ARLP’s incentive distribution rights that we own have been amended to reflect the unit split.

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

Principles of Consolidation and Noncontrolling Interests—The consolidated financial statements include our accounts and those of MGP, ARLP, the Intermediate Partnership and the Intermediate Partnership’s operating subsidiaries in the consolidated group, after the elimination of intercompany accounts and transactions.  The non-controlling interest on our consolidated balance sheet reflects the outside ownership interest in ARLP as well as Bluegrass Minerals Management, LLC’s (“Bluegrass Minerals”) ownership interest in Cavalier Minerals.  See “Basis of Presentation” under Note 1 for information regarding our consolidation of ARLP.  See also “Note 11. Noncontrolling Interests.”

Earnings per Unit—Basic earnings per limited partner unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of common units outstanding during a period.  We currently have no dilutive securities.  Total net income is allocated to the limited partner interests because the general partner’s interest is non-economic.

Fair Value of Financial Instruments—The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At December 31, 2014 and 2013, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $833.4 million and $884.8 million, respectively (Note 8).

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less.  The ARLP Partnership had $0.4 million restricted cash and cash equivalents at December 31, 2014 and no restricted cash or cash equivalents at December 31, 2013.  We had no other restricted cash and cash equivalents at December 31, 2014 and 2013.

Cash Management—The cash flows from operating activities section of our Consolidated Statements of Cash Flows reflects an adjustment for $1.7 million and $10.3 million representing book overdrafts at December 31, 2014 and 2012, respectively.  The ARLP Partnership had no book overdrafts at December 31, 2013.  We had no book overdrafts at December 31, 2014, 2013 and 2012.

Business Combinations—For purchase acquisitions accounted for as a business combination, the ARLP Partnership is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques.

Inventories—Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at an average cost basis, less a reserve for obsolete and surplus items.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized.  Interest costs associated with major asset additions are capitalized during the construction period.  Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred.  Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Preparation plants and processing facilities are depreciated using the units-of-production method.  Other plant and equipment assets are depreciated principally using the straight-line method over the estimated useful lives of the assets, ranging from 1 to 16 years, limited by the remaining estimated life of each mine. Depreciable lives for mining equipment range from 1 to 16 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 16 years. Gains or losses arising from retirements are included in operating expenses. Depletable lives for mineral rights, assuming current production expectations, range from 1 to 16 years. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage, which equals estimated proven and probable reserves. Therefore, the ARLP Partnership’s mineral rights are depleted based on only proven and probable reserves derived in accordance with Industry Guide 7.  At December 31, 2014 and 2013, land and mineral rights include $53.2 million and $45.5 million, respectively, representing the carrying value of coal reserves attributable to properties where the ARLP Partnership or a third-party to which it leases reserves are not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted.  The ARLP Partnership believes that the carrying value of these reserves will be recovered.

Mine Development Costs—Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves.  Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.  The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete.  Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.  At December 31, 2014 and 2013, capitalized mine development costs were $7.0 million and $33.1 million, respectively, representing the carrying value of development costs attributable to properties where the ARLP Partnership has not reached the production stage of mining operations or leasing to third parties, and therefore, the mine development costs are not currently being amortized.  The ARLP Partnership believes that the carrying value of these development costs will be recovered.

Long-Lived Assets—The ARLP Partnership reviews the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows.  To the extent the carrying amount is not recoverable based on undiscounted cash flows, the amount of impairment is measured by the difference between the carrying value and the fair value of the asset.  The ARLP Partnership recorded an asset impairment charge of $19.0 million in 2012 (Note 4).  No impairment charges were recorded in 2014 and 2013.  We had no long-lived assets as of December 31, 2014 and 2013.

Intangible Assets—Intangible assets subject to amortization include contracts with covenants not to compete, customer contracts acquired from other parties and mining permits.  Intangible assets are amortized on a straight-line basis over their useful life.  Intangible assets for customer contracts are amortized on a per unit basis over the terms of the contracts.  Amortization expense attributable to intangible assets was $3.0 million, $3.0 million and $2.6 million for the years ending December 31, 2014, 2013 and 2012, respectively.  The intangible assets are included in prepaid expenses and other assets and other long-term assets on our consolidated balance sheets at December 31, 2014 and 2013.  The intangible assets at December 31 are summarized as follows (in thousands):

	December 31, 2014			December 31, 2013
	Original Cost	Accumulated Amortization	Intangibles, Net	Original Cost	Accumulated Amortization	Intangibles, Net

Non-compete agreements	$15,152	$(8,545)	$6,607	$15,236	$(7,002)	$8,234
Customer contracts	17,859	(3,599)	14,260	6,171	(2,301)	3,870
Mining permits	3,843	(182)	3,661	3,843	(116)	3,727
Total	$36,854	$(12,326)	$24,528	$25,250	$(9,419)	$15,831

Amortization expense attributable to intangible assets is estimated to be $9.6 million in 2015, $6.1 million in 2016, $3.2 million in 2017 and $1.0 million in both 2018 and 2019.  The increase in 2015 and 2016 is due to amortization of customer contract intangibles that were acquired at December 31, 2014 and, therefore, had no amortization expense in the periods presented (Note 3).

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

	2014	2013

Advance royalties, affiliates (Note 18)	$10,706	$17,840
Advance royalties, third-parties	14,605	12,427
Total advance royalties	$25,311	$30,267

Asset Retirement Obligations—The ARLP Partnership records a liability for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure.  Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  The depreciation is generally determined on a units of production basis and accretion is generally recognized over the life of the producing assets (Note 16).  As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits—The ARLP Partnership is generally self-insured for workers’ compensation benefits, including black lung benefits. The ARLP Partnership accrues a workers’ compensation liability for the estimated present value of workers’ compensation and black lung benefits based on its actuarially determined calculations (Note 17).

Income Taxes—We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders. Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income, as defined in Section 7704(c) of the Internal Revenue Code. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement.  Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.  Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in our consolidated financial statements.  Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us.  The ARLP Partnership’s subsidiaries, ASI and Wildcat Insurance, are subject to federal and state income taxes.  A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Our tax counsel has provided an opinion that AHGP, MGP, ARLP, the Intermediate Partnership and Alliance Coal will each be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding our classification as a partnership for federal income tax purposes.

Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjusts the estimate to actual when the information is provided by the customer. Historically, such adjustments have not been material. Non-coal sales revenues primarily consist of transloading fees, mine safety services and products, royalties and throughput fees earned from White Oak Resources, LLC (“White Oak”) (Note 12), other coal contract fees and other handling and service fees.  Transportation revenues are recognized in connection with the ARLP Partnership incurring the corresponding costs of transporting coal to customers through third-party carriers for which it is directly reimbursed through customer billings.  We had no allowance for doubtful accounts for trade receivables at December 31, 2014 and 2013.

Pension Benefits—The ARLP Partnership’s defined benefit pension obligation and the related benefit cost are accounted for in accordance with “FASB” “ASC” 715, Compensation-Retirement Benefits.  Pension cost and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, mortality assumptions, employee turnover rates and retirement dates. The ARLP Partnership evaluates its assumptions periodically and makes adjustments to these assumptions and the recorded liability as necessary (Note 13).

Common Unit-Based Compensation—AHGP and the ARLP Partnership account for compensation expense attributable to restricted common units granted under the ARLP Long-Term Incentive Plan (“ARLP LTIP”), Supplemental Executive Retirement Plan (“SERP”), the AGP Amended and Restated Directors Annual Retainer and Deferred Compensation Plan (“AGP Deferred Compensation Plan”), and the MGP Amended and Restated Deferred

Compensation Plan for Directors (the “MGP Deferred Compensation Plan”), collectively referred to as the (“Deferred Compensation Plans”) based on the requirements of FASB ASC 718, Compensation-Stock Compensation.  Accordingly, the fair value of award grants is determined on the grant date of the award and this value is recognized as compensation expense on a pro rata basis for ARLP LTIP and SERP awards, as appropriate, over the requisite service period.  Compensation expense for quarterly distributions credited to SERP accounts and awards for Deferred Compensation Plan awards is fully recognizable on the date credited.  The corresponding liability for the ARLP LTIP, the SERP and the MGP Deferred Compensation Plan is classified as equity and included in the Non-Affiliate component of noncontrolling interest in the consolidated financial statements.  The corresponding liability for the AGP Deferred Compensation Plan is included in limited partners’ capital in the consolidated financial statements (Note 14).

Investments—Investments and ownership interests are accounted for under the equity method of accounting if the ARLP Partnership has the ability to exercise significant influence, but not control, over the entity.  Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of the ARLP Partnership’s investment and the underlying equity in the net assets of the joint venture at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference.  In the event the ARLP Partnership’s ownership entitles it to a disproportionate sharing of income or loss, its equity in earnings or losses of affiliates is allocated based on the hypothetical liquidation at book value (“HLBV”) method of accounting.  Under the HLBV method, equity in earnings or losses of affiliates is allocated based on the difference between the ARLP Partnership’s claim on the net assets of the equity method investee at the end and beginning of the period with consideration of certain eliminating entries regarding differences of accounting for various related party transactions, after taking into account contributions and distributions, if any.  The ARLP Partnership’s share of the net assets of the equity method investee is calculated as the amount it would receive if the equity method investee were to liquidate all of its assets at net book value and distribute the resulting cash to creditors, other investors and the ARLP Partnership according to the respective priorities.  The ARLP Partnership’s share of earnings or losses under the HLBV method of accounting from equity method investments and basis difference amortization is reported in the consolidated statements of income as “Equity in loss of affiliates, net.”   The ARLP Partnership’s review its investments and ownership interests accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary.  For 2014 and 2013, the ARLP Partnership determined there were no such material events or changes in circumstances that would indicate the carrying amounts of such investments were not recoverable.  Our equity method investments include the ARLP Partnership’s ownership interests in White Oak, AllDale Minerals, L.P. (“AllDale Minerals”) and Mid-America Carbonates, LLC (“MAC”) (Note 12).   We had no investments as of December 31, 2014 and 2013.

Variable Interest Entities (“VIEs”)—VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses or (c) right to receive expected residual returns.  VIEs must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (a) the power to direct activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

To determine a VIE’s primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits.  This assessment involves identifying the activities that most significantly impact the VIE’s economic performance and determine whether it, or another party, has the power to direct those activities.  When evaluating whether we are the primary beneficiary of a VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties.

New Accounting Standards Issued and Not Yet Adopted— In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  ASU 2014-08 changes the requirements for reporting discontinued operations in Accounting Standards Codification 205, Presentation of Financial Statements, by updating the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  We do not anticipate the adoption of ASU 2014-08 on January 1, 2015 will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  We are currently evaluating the effect of adopting ASU 2014-09.

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

3.             ACQUISITIONS

CONSOL Energy Inc.

In June 2013, the ARLP Partnership’s subsidiary, Alliance Resource Properties acquired the rights to approximately 11.6 million tons of proven and probable medium-sulfur coal reserves, and an additional 5.9 million resource tons, in Grant and Tucker Counties, West Virginia from Laurel Run Mining Company, a subsidiary of CONSOL Energy Inc. (“CONSOL”).  The purchase price of $25.2 million was allocated to owned and leased coal rights and was financed using existing cash on hand.  As a result of the coal reserve purchase, the ARLP Partnership reclassified certain tons of medium-sulfur, non-reserve coal deposits as reserves, which together with the reserves purchased above, extended the expected life of Mettiki (WV)’s Mountain View mine.

In November 2014, Alliance Resource Properties acquired the rights to approximately 124.2 million tons of proven and probable high-sulfur coal reserves, most of which are leased reserves, and various surface properties in western Kentucky from CNX RCPC, LLC (“CNX RCPC”) and Island Creek Coal Company (“Island Creek”), both subsidiaries of CONSOL.  The purchase price of $11.6 million was financed using existing cash on hand and allocated to the owned and leased coal rights and surface properties acquired.  The ARLP Partnership also assumed reclamation liabilities totaling $6.0 million.

In conjunction with this acquisition, WKY CoalPlay LLC (“WKY CoalPlay”), an entity owned by SGP Land, LLC (“SGP Land”) and two limited liability companies owned by irrevocable trusts established by the ARLP Partnership’s President and Chief Executive Officer (“Craft Companies”), acquired approximately 86.6 million tons of proven and probable high-sulfur owned coal reserves in western Kentucky and southern Indiana through its purchase of two wholly owned subsidiaries of CNX RCPC and Island Creek for $57.2 million.  In December 2014, WKY CoalPlay’s subsidiaries leased 72.3 million tons of the acquired reserves to the ARLP Partnership and, as partial consideration for entering the leases, conveyed the remaining 14.3 million tons of its acquired reserves to the ARLP Partnership.  The conveyed reserves have minimal value as a result of uncertainty regarding their inclusion in a mine plan.  See Note 18 for further information on the related party transactions and lease terms with WKY CoalPlay.  The reserves described in this paragraph extended the expected life of the River View and Dotiki mines and provide potential greenfield mining opportunities.

Peabody Energy Corporation

In December 2014, Alliance Resource Properties acquired the rights to approximately 86.2 million tons of proven and probable high-sulfur leased coal reserves in western Kentucky from Midwest Coal Reserves of Kentucky, LLC (“Midwest”) and Cyprus Creek Land Company, both subsidiaries of Peabody Energy Corporation (“Peabody”), in exchange for an overriding royalty to be paid to Peabody based on a percentage of the sales price of coal mined from the reserves acquired.  In addition, WKY CoalPlay acquired the rights to approximately 54.1 million tons of owned coal reserves in western Kentucky, through its purchase of a wholly owned subsidiary of Midwest for $29.6 million cash paid at closing.  In conjunction with this acquisition, WKY CoalPlay’s subsidiary leased 22.6 million tons of the acquired reserves to the ARLP Partnership and, as partial consideration for entering the lease, conveyed the remaining 31.5 million tons to the ARLP Partnership.  The conveyed reserves have minimal value as a result of uncertainty regarding their inclusion in a mine plan.  See Note 18 for further information on the related party transactions and lease terms with WKY CoalPlay.  This transaction allowed the ARLP Partnership to extend the expected lives of the River View mine and provides potential greenfield mining opportunities.

Patriot Coal Corporation

On December 31, 2014 (the “Initial Closing Date”), the ARLP Partnership entered into asset purchase agreements with Patriot Coal Corporation (“Patriot”) regarding certain assets relating to two of Patriot’s western Kentucky mining operations, including certain coal sales agreements, unassigned coal reserves and underground mining equipment and infrastructure.  Both of the mining operations – the former Dodge Hill and Highland mining operations – were closed by Patriot in late 2014 prior to entering into these agreements.  Also on December 31, 2014, Patriot affiliates entered into agreements to sell other assets from Highland to a third party.  Additional details of the transactions are discussed below.

On the Initial Closing Date, the ARLP Partnership’s subsidiary, Alliance Coal acquired the rights to certain coal supply agreements from an affiliate of Patriot for approximately $21.0 million.  Of the $21.0 million purchase price, $9.3 million was paid into escrow subject to obtaining certain consents and is included in “Other” cash flows from investing activities on our consolidated statements of cash flows and in “Prepaid expenses and other assets” on the consolidated balance sheets.  In February 2015, $7.5 million of the escrowed amount was released to Patriot for a consent received and $1.8 million was returned to Alliance Coal as a result of a consent not received, reducing the purchase price to $19.2 million.   The acquired agreements provide for delivery of approximately 5.1 million tons of coal from 2015 through 2017.

On February 3, 2015 (the “Subsequent Closing Date”), Alliance Coal and Alliance Resource Properties acquired from Patriot an estimated 84.1 million tons of proven and probable high-sulfur coal reserves in western Kentucky (substantially all of which was leased by Patriot), and substantially all of Dodge Hill’s assets related to its former coal mining operation in western Kentucky, which principally included underground mining equipment and an estimated 43.2 million tons of non-reserve coal deposits (substantially all of which was leased by Dodge Hill).  In addition, the ARLP Partnership assumed Dodge Hill’s reclamation liabilities totaling $2.5 million.  Also on the Subsequent Closing Date, the Intermediate Partnership’s newly formed subsidiaries, UC Mining, LLC and UC Processing, LLC, acquired certain underground mining equipment and spare parts inventory from Patriot’s former Highland mining operation.

The mining and reserve assets acquired from Patriot described above are located in Union and Henderson Counties, Kentucky.  The mining equipment, spare parts and underground infrastructure that the ARLP Partnership acquired from Patriot will be dispersed to the ARLP Partnership’s existing operations in the Illinois Basin region in accordance with their highest and best use.  The ARLP Partnership’s purchase price of $19.2 million and $20.5 million paid on the Initial Closing Date and the Subsequent Closing Date, respectively, described above was financed using existing cash on hand.  As the ARLP Partnership has no intentions of operating the former Dodge Hill mining complex as a business and only acquired certain assets of Highland, it believes unaudited pro forma information of revenue and earnings is not meaningful as it relates to the acquisition of Patriot assets described above and furthermore not materially different than revenue and earnings as presented in the consolidated statements of income.  The primary ongoing benefit derived from the transaction relates to the coal supply agreements acquired, which would have permitted the sale of 3.2 million tons at average pricing of $46.67 per ton sold during 2014 based on the contract price and sales volumes, if the ARLP Partnership had owned the contracts during 2014.

In conjunction with the ARLP Partnership’s acquisitions on the Subsequent Closing Date , WKY CoalPlay acquired approximately 39.1 million tons of proven and probable high-sulfur owned coal reserves located in Henderson and Union Counties, Kentucky from Central States Coal Reserves of Kentucky, LLC (“Central States”), a wholly owned subsidiary of Patriot, for $25.0 million and in turn leased those reserves to the ARLP Partnership (Note 18).  Also on the Subsequent Closing Date, Patriot sold certain mining equipment at Highland that the ARLP Partnership did not acquire to a third party.  The ARLP Partnership anticipates that later in 2015, Patriot will complete the sale of reserves and surface and underground facilities at the former Highland mining operation to this same third party.

The following table summarizes the consideration paid to Patriot on the Initial and Subsequent Closing Dates and the preliminary fair value allocation of assets acquired and liabilities assumed as valued at the respective acquisition dates (in thousands):

Consideration paid	$39,688

Recognized amounts of net tangible and intangible assets acquired and liabilities assumed:

Inventories	3,255
Property, plant and equipment, including mineral rights and leased equipment	19,740
Customer contracts, net	19,193
Asset retirement obligation	(2,500)

Net tangible and intangible assets acquired	$39,688

Intangible assets related to coal supply agreements will be amortized over the weighted-average term of the contracts.  The ARLP Partnership is currently in the process of evaluating the fair values of the assets acquired and liabilities assumed from Patriot.  As a result, the purchase price allocation above is preliminary pending completion of the ARLP Partnership’s final evaluation of all assets acquired and liabilities assumed.

With the reserve acquisitions made in 2014 and 2015 discussed above, the ARLP Partnership was able to reclassify approximately 85.0 million tons of controlled non-reserve coal deposits to reserves, resulting in a total increase of coal reserves of approximately 537.2 million tons.  These acquisitions provide for potential greenfield mining opportunities and extend the expected lives of the River View and Dotiki mines.  Depreciation, depletion and amortization of certain assets at these mines will be adjusted, as appropriate, to reflect the extended lives.

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

Intangible assets and liabilities related to coal supply agreements are being amortized over the average term of the contracts.  Mine permits will be amortized over the estimated useful life of the Onton mine and the noncompete agreement will be amortized over the term of the agreement.

As the Green River acquisition occurred on April 2, 2012, we believe unaudited pro forma information of revenue and earnings is not materially different than revenue and earnings as presented in our consolidated statements of income.

4.             ASSET IMPAIRMENT CHARGE

Pontiki’s mining complex in Martin County, Kentucky was idled from August 29, 2012 to November 25, 2012, following an Mine Safety and Health Administration (“MSHA”) closure order. This idling together with ongoing market uncertainty and the likelihood of future cost increases arising from stringent regulatory oversight placed the long-term viability of Pontiki at significant risk.  As a result of these events, the ARLP Partnership recorded an asset impairment charge of $19.0 million during the quarter ended September 30, 2012 to reduce the carrying value of the asset group representing the Pontiki mining complex (“Pontiki Assets”) to an estimated fair value of $16.1 million, which was determined using the market and cost valuation techniques and represents a Level 3 fair value measurement.  Although the Pontiki mining complex resumed production operations, the ARLP Partnership subsequently ceased operations at the Pontiki mining complex in late November 2013.  Many of Pontiki’s employees and some of its equipment were migrated to the MC Mining and other operations.  No additional impairment was required related to the closure of the mine in 2013.  The ARLP Partnership sold most of the remaining assets at the Pontiki mining complex in May 2014.

5.                      INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2014	2013

Coal	$50,130	$12,791
Supplies (net of reserve for obsolescence of $2,935 and $3,150, respectively)	33,025	31,423
Total inventory	$83,155	$44,214

6.                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, (in thousands):

	2014	2013

Mining equipment and processing facilities	$1,757,772	$1,583,329
Land and mineral rights	376,937	369,347
Buildings, office equipment and improvements	278,283	226,672
Construction and mine development in progress	82,530	194,221
Mine development costs	320,098	272,303
Property, plant and equipment, at cost	2,815,620	2,645,872
Less accumulated depreciation, depletion and amortization	(1,150,414)	(1,031,493)
Total property, plant and equipment, net	$1,665,206	$1,614,379

Equipment leased by the ARLP Partnership under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization.  Equipment under capital leases totaling $20.9 million included in mining equipment and processing facilities is amortized on the straight-line method over the shorter of its useful life or the related lease term.  The provision for amortization of leased properties is included in depreciation, depletion and amortization expense.  Accumulated amortization related to the ARLP Partnership’s capital leases was $5.6 million and $5.8 million as of

December 31, 2014 and 2013, respectively, and amortization expense was $1.6 million, $2.0 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.  For information regarding the impairment of assets at the Pontiki mine, please see Note 4.

7.                                      LONG-TERM DEBT

Long-term debt consists of the following at December 31, (in thousands):

	2014	2013

ARLP Revolving Credit facility	$140,000	$250,000
ARLP Senior notes	-	18,000
ARLP Series A senior notes	205,000	205,000
ARLP Series B senior notes	145,000	145,000
ARLP Term loan	231,250	250,000
ARLP Securitization facility	100,000	-
	821,250	868,000
Less current maturities	(230,000)	(36,750)
Total long-term debt	$591,250	$831,250

ARLP Credit Facility.  On May 23, 2012, the Intermediate Partnership entered into a credit agreement (the “ARLP Credit Agreement”) with various financial institutions for a revolving credit facility (the “ARLP Revolving Credit Facility”) of $700.0 million and a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the ARLP Revolving Credit Facility and ARLP Term Loan are referred to as the “ARLP Credit Facility”).  Borrowings under the ARLP Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at the ARLP Partnership’s election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the ARLP Credit Agreement).  The ARLP Partnership has elected the Eurodollar Rate which, with applicable margin, was 1.57% on borrowings outstanding as of December 31, 2014.  The ARLP Credit Facility matures May 23, 2017, at which time all amounts then outstanding are required to be repaid.  Interest is payable quarterly, with principal of the ARLP Term Loan due as follows: for each quarter commencing June 30, 2014 and ending March 31, 2016, quarterly principal payments in an amount per quarter equal to 2.50% of the aggregate amount of the ARLP Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the ARLP Term Loan advances outstanding; and the remaining balance of the ARLP Term Loan advances at maturity.  In June 2014, the ARLP Partnership began making quarterly principal payments on the Term Loan, leaving a balance of $231.3 million at December 31, 2014.  The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the ARLP Credit Agreement.  Upon a “change of control” (as defined in the ARLP Credit Agreement), the unpaid principal amount of the ARLP Credit Facility, all interest thereon and all other amounts payable under the ARLP Credit Agreement would become due and payable.

At December 31, 2014, the ARLP Partnership had borrowings of $140.0 million and $5.4 million of letters of credit outstanding with $554.6 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  The ARLP Partnership incurs an annual commitment fee of 0.20% on the undrawn portion of the ARLP Revolving Credit Facility.

The ARLP Partnership incurred debt issuance costs of approximately $4.3 million in 2012 associated with the ARLP Credit Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the ARLP Credit Agreement.  The ARLP Partnership also expensed $1.1 million in 2012 of previously deferred debt issuance cost associated with its previous $300 million term loan.

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

The ARLP Senior Notes, 2008 Senior Notes and the ARLP Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership.  The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, the incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.01 to 1.0 and 24.0 to 1.0, respectively, for the trailing twelve months ended December 31, 2014.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2014.

Accounts Receivable Securitization. On December 5, 2014, certain direct and indirect wholly owned subsidiaries of the Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility (“Securitization Facility”) providing additional liquidity and funding.  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The Securitization Facility has an initial term of 364 days, however the ARLP Partnership has the contractual ability and the intent to extend the term for an additional 364 days.   At December 31, 2014, the ARLP Partnership had $100.0 million outstanding under the Securitization Facility.  Debt issuance costs were immaterial for the transaction.

Other.  In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits.  At December 31, 2014, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks.

Aggregate maturities of long-term debt are payable as follows (in thousands):

Year Ending December 31,

2015	$230,000
2016	256,250
2017	190,000
2018	145,000
2019	-
Thereafter	-
$821,250

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At December 31, 2014 and 2013, the estimated fair value of the ARLP Partnership’s long-term debt, including current maturities, was approximately $833.4 million and $884.8 million, respectively, based on interest rates that the ARLP Partnership believes are currently available to it for issuance of debt with similar terms and remaining maturities (see Note 7).  The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

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

Our cash generating assets currently consist entirely of our partnership interests in ARLP, from which we receive quarterly cash distributions.  At December 31, 2014, our assets consisted of the following partnership interests in ARLP: a 1.98% general partner interest in ARLP, which we hold through our 100% ownership interest in MGP; the IDRs in ARLP, which we hold through our 100% ownership interest in MGP; 31,088,338 common units of ARLP, representing approximately 42.0% of the common units of ARLP; and a 0.001% managing interest in Alliance Coal.

The following table summarizes the quarterly per unit distribution paid during the respective quarter:

Year
	2014	2013	2012
First Quarter	$ 0.8275	$ 0.7400	$ 0.6375
Second Quarter	$ 0.8475	$ 0.7625	$ 0.6675
Third Quarter	$ 0.8700	$ 0.7850	$ 0.6975
Fourth Quarter	$ 0.8925	$ 0.8075	$ 0.7200

On January 28, 2015, we declared a quarterly distribution of $0.915 per unit, totaling approximately $54.8 million, which was paid on February 19, 2015, to all unitholders of record on February 12, 2015.

10.                               INCOME TAXES

ARLP’s indirect subsidiaries, ASI and Wildcat Insurance, are subject to federal and state income taxes. Wildcat Insurance’s income is due to insurance premiums provided by the ARLP Partnership’s other subsidiaries.  ASI’s income is principally due to its subsidiary, Matrix Design.  There are minor temporary differences between our taxable entities financial reporting basis and the tax basis of their assets and liabilities.  Components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Current:
Federal	$-	$8	$(37)
State	-	16	(183)
	-	24	(220)
Deferred:
Federal	-	1,022	(753)
State	-	351	(109)
	-	1,373	(862)

Income tax expense (benefit)	$-	$1,397	$(1,082)

The ARLP Partnership has deferred tax assets due to net operating losses and research and development credits associated with ASI’s operations in the amount of $6.5 million, partially offset by liabilities of $1.3 million.  State and federal valuation allowances have been established to reduce these deferred tax assets to an amount that will, more likely than not, be realized.  During 2014, the federal and state valuation allowances increased to $4.0 million and $1.2 million, respectively, primarily due to the ongoing evaluation process of the losses and credits anticipated to be realized in future years.

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Income taxes at statutory rate	$172,434	$137,547	$115,550

Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(173,322)	(139,107)	(116,260)

Increase/(decrease) resulting from:
State taxes, net of federal income tax	(112)	(192)	(83)
Change in valuation allowance for deferred tax assets	1,636	3,483	-
Other	(636)	(334)	(289)

Income tax expense (benefit)	$-	$1,397	$(1,082)

11.          NONCONTROLLING INTERESTS

As required by FASB ASC 810, our noncontrolling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet within partners’ capital as a separate component from the limited partners’ equity. In addition, consolidated net income includes earnings attributable to both the limited partners’ and the noncontrolling interests.

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (Note 1) and an affiliate ownership interest in Cavalier Minerals.

The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated (in thousands):

	December 31,
	2014	2013

Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,788)	$(303,799)
Non-Affiliates (ARLP’s non-affiliate limited partners)	777,210	669,041
Affiliate (Cavalier Minerals)	465	-
Accumulated other comprehensive loss attributable to noncontrolling interests	(20,391)	(5,521)
Total noncontrolling interests	$453,496	$359,721

The noncontrolling interest designated as Affiliate (SGP) represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The noncontrolling interest designated as Non-Affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us.  The total obligation associated with ARLP’s LTIP, SERP and the MGP Deferred Compensation Plan is also included in the Non-Affiliates component of noncontrolling interest.

On November 10, 2014 (the “Cavalier Formation Date”), the ARLP Partnership’s wholly owned subsidiary, Alliance Minerals and Bluegrass Minerals entered into a limited liability company agreement (the “Cavalier Agreement”) to form Cavalier Minerals.  Cavalier Minerals was formed to indirectly acquire oil and gas mineral interests through its noncontrolling ownership interest in AllDale Minerals.  Alliance Minerals and Bluegrass Minerals committed funding of $48.0 million and $2.0 million, respectively, to Cavalier Minerals.  Alliance Minerals’ contributions through December 31, 2014 to Cavalier Minerals totaled $11.5 million, leaving a remaining commitment to Cavalier Minerals of $36.5 million at December 31, 2014, which the ARLP Partnership expects to fund over the next two to four years.  The ARLP Partnership expects to fund this additional commitment utilizing existing cash balances, future cash flows from operations, borrowings under credit and securitization facilities and cash provided from the issuance of debt or equity.  Bluegrass Minerals, which is owned and controlled by an officer of ARH and is Cavalier Minerals’ managing member, contributed $0.5 million as of December 31, 2014 and has a remaining commitment of $1.5 million.  Cavalier Minerals has committed to provide funding of $49.0 million to AllDale Minerals.  Cavalier Minerals has and will continue to provide funding to AllDale Minerals using contributions from Alliance Minerals and Bluegrass Minerals (Note 12).

In accordance with the Cavalier Agreement, Bluegrass Minerals is entitled to receive an incentive distribution from Cavalier Minerals equal to 25.0% of all distributions (including in liquidation) after return of members’ capital reduced by certain distributions received by Bluegrass Minerals or its owner from AllDale Minerals Management, LLC (“AllDale Minerals Management”) (Note 12).  Alliance Minerals’ ownership interest in Cavalier Minerals at December 31, 2014 was 96.0%.   The remainder of the equity ownership is held by Bluegrass Minerals and is represented above as noncontrolling interest designated as Affiliate Cavalier Minerals.  As of December 31, 2014, Cavalier Minerals had not made any distributions to its owners.  The ARLP Partnership has consolidated Cavalier Minerals’ financial results in accordance with FASB ASC 810, Consolidation.  Based on the guidance in FASB ASC 810, the ARLP Partnership concluded that Cavalier Minerals is a VIE and it is the primary beneficiary because the ARLP Partnership’s consent is required for significant activities of Cavalier Minerals and due to Bluegrass Minerals’ relationship to the ARLP Partnership as described above.  Bluegrass Minerals equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals is recognized as noncontrolling ownership interest in our consolidated statements of income.

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$74	$56	$48
Non-Affiliates (ARLP’s non-affiliate limited partners)	208,260	157,665	135,110
Affiliate (Cavalier Minerals)	(16)	-	-
	208,318	$157,721	$135,158

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013	2012

Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$63	$57	$49
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	108,350	99,366	90,228
	$108,413	$99,423	$90,277

(1)         Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP Partnership agreement.

The Affiliate (SGP) component of noncontrolling interests represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership.  After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million.  SGP’s investment basis as of December 31, 2014 and 2013 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

12.                               EQUITY INVESTMENTS

White Oak

On September 22, 2011 (the “Transaction Date”), the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation.  The initial longwall system commenced operation in late October 2014.  The transactions with White Oak feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a construction loan.  The initial investment funding to White Oak by the ARLP Partnership at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and the ARLP Partnership has funded White Oak $320.5 million between the Transaction Date and December 31, 2014.  Inclusive of this funding the ARLP Partnership expects to fund to White Oak a total of approximately $395.5 million to $415.5 million from the Transaction Date through December 31, 2015.  The ARLP Partnership expects to fund additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit and securitization facilities and cash provided from the issuance of debt or equity.  On the Transaction Date, the ARLP Partnership also entered into a coal handling and preparation agreement, pursuant to which the ARLP Partnership constructed and is operating a preparation plant and other surface facilities.  The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, WOR Properties acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons have been developed for mining by White

Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where the Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.   Between the Transaction Date and December 31, 2012, WOR Properties provided $51.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  During the twelve months ended December 31, 2013, WOR Properties acquired from White Oak, for $25.3 million cash paid at various closings, an additional 90.1 million tons of reserves.  During the twelve months ended December 31, 2014, WOR Properties acquired from White Oak, for $4.1 million cash paid at various closings, an additional 14.6 million tons of reserves.  Of the additional tons acquired in 2014 and 2013, 53.4 million tons have been developed for mining by White Oak.  At December 31, 2014, WOR Properties had provided $114.8 million to acquire a total of 309.6 million tons of coal reserves and fund the development of the acquired reserves.  WOR Properties has a remaining commitment of $25.2 million for additional coal reserve acquisitions.  In conjunction with the Reserve Acquisition and the additional reserve acquisitions discussed above, WOR Properties entered into leases with White Oak, which provide White Oak the rights to develop and mine the acquired reserves.  The leases require, in consideration of the lease-back of the coal reserves and the funding of development of those coal reserves, White Oak to pay WOR Properties earned royalties and, during the period beginning January 1, 2015 and ending December 31, 2034, fully recoupable minimum royalty totaling $2.1 million per month. The lease terms are through December 31, 2034, subject to certain renewal options for White Oak.  In December 2014, the ARLP Partnership received the first minimum royalty payment of $2.1 million from White Oak, against which earned royalties for the period prior to January 1, 2015 will be credited.  Unearned minimum royalty payments from White Oak are reflected in the “Other current liabilities” and “Other liabilities” line items in our consolidated balance sheets.

Series A Units

Concurrent with the Reserve Acquisition, WOR Processing made an initial equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  White Oak and WOR Processing agreed to an additional investment in Series A Units by WOR Processing of at least $114.3 million (for a minimum total of $150.0 million), and WOR Processing committed to invest up to an additional $125.0 million in Series A Units (for a maximum total of $275.0 million) to the extent required for development or operation of the White Oak Mine No. 1 mine, and subject to certain rights and obligations of other White Oak owners to participate in such investment.  WOR Processing purchased $129.3 million of additional Series A Units between the Transaction Date and December 31, 2013, fulfilling WOR Processing’s minimum initial commitment of $150.0 million.  During the year ended December 31, 2014, WOR Processing purchased $99.8 million of additional Series A units, bringing the ARLP Partnership’s total investment in Series A units to $264.8 million at December 31, 2014.  Additional equity investments in Series A and B units of $39.8 million and $45.9 million were made by another White Oak owner in 2014 and 2013, respectively.  In 2015, through February 13, 2015, WOR Processing has purchased $6.0 million of additional Series A Units.

The Series A Units are entitled to receive 100% of all distributions made by White Oak until such time as the Series A Units have realized a defined minimum return, after which the Series A Units will receive distributions based on a participation percentage determined in accordance with the White Oak operating agreement.  In addition, the Series A Units contain certain liquidation preferences that require, upon an event of liquidation, the minimum return provision must be satisfied on a priority basis over other classes of White Oak equity.  WOR Processing’s ownership interest and distribution participation percentage in White Oak may increase with additional investments in Series A Units up to a maximum of 40.0% for an investment of $275.0 million in Series A Units.  WOR Processing’s ownership and member’s voting interest in White Oak at December 31, 2014 and 2013 was 39.0% and 21.6%, respectively, based upon currently outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series A and B Units, is held by other investors and members of White Oak management.

There are four primary activities the ARLP Partnership believes most significantly impact White Oak’s economic performance.  These primary activities are associated with financing, capital, operating and marketing of White Oak’s development and operation of the mine areas covered by the agreements.   The ARLP Partnership has various protective or participating rights related to these primary activities, such as minority representation on White Oak’s board of directors, restrictions on indebtedness and other obligations, the ability to assume control of White Oak’s board of directors in certain circumstances, such as an event of default by White Oak, and the right to approve certain coal sales agreements that represent a significant concentration of White Oak’s coal sales, among others.  Currently, the ARLP Partnership has two representatives on White Oak’s board of directors, which consists of five board members.  The ARLP Partnership continually reviews all rights provided to WOR Processing as well as the ARLP Partnership by various agreements with White Oak and continue to conclude that all such rights are protective or participating in nature and do not provide WOR Processing or the ARLP Partnership the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  However, the agreements provide the ARLP Partnership the ability to exert significant influence over these activities.  As such, the ARLP Partnership recognizes WOR Processing’s interest in White Oak as an equity investment in affiliate in our consolidated balance sheets. The ARLP Partnership accounts for WOR Processing’s ownership interest in White Oak under the equity method of accounting, with recognition of its ownership interest in the income or loss of White Oak as equity in income/(loss) in our consolidated statements of income. As of December 31, 2014, WOR Processing had invested $264.8 million in Series A Units of White Oak equity, which represents the ARLP Partnership’s current maximum exposure to loss as a result of its equity investment in White Oak exclusive of capitalized interest.  As of December 31, 2014, White Oak has made no distributions.

The ARLP Partnership records WOR Processing’s equity in income or losses of affiliates under the HLBV method of accounting due to the preferences to which WOR Processing is entitled to receive on distributions.  Under the HLBV method, the ARLP Partnership determines WOR Processing’s share of White Oak income or losses by determining the difference between its claim to White Oak’s book value at the end of the period as compared to the beginning of the period with consideration of certain eliminating entries regarding differences of accounting for various related party transactions between the ARLP Partnership and White Oak.  WOR Processing’s claim on White Oak’s book value is calculated as the amount it would receive if White Oak were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors, other investors and WOR Processing according to the respective priorities.  For the twelve months ended December 31, 2014 and 2013, the ARLP Partnership was allocated losses of $16.6 million and $25.3 million, respectively.  Allocated losses from White Oak in 2014 were reduced by, and are reflected net of $11.6 million due to the impact of purchases of Series A Units during the period by another White Oak owner.  Series A Unit purchases impact the future preferred distributions allocable to each owner and the ongoing allocation of income and losses for GAAP purposes under the HLBV method.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement (“Services Agreement”) with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak Mine No. 1.  The Services Agreement requires White Oak to pay a throughput fee for these services of $5.00 per ton of feedstock coal processed through the preparation plant up to a minimum throughput quantity (and, beginning in January 2015, to pay any deficiency if less than the minimum tonnage is throughput) and $2.40 per ton for quantities in excess of the minimum throughput quantity.   The minimum throughput quantity is 666,667 tons of feedstock coal per month.  The term of the Services Agreement is through December 31, 2034.  During the year ended December 31, 2013, WOR Processing began processing and loading coal through the facilities.  WOR Processing earned throughput fees of $19.6 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively, for processing and loading coal through the facilities. Throughput fees earned from White Oak are included in “Other sales and operating revenues” on our consolidated statements of income.

In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015.  White Oak had borrowed the entire amount available under the Construction Loan as of December 31, 2014.

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

AllDale Minerals

On the Cavalier Formation Date, Cavalier Minerals (Note 11) contributed $7.4 million in return for a limited partner interest in AllDale Minerals, an entity created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  Between the Cavalier Formation Date and December 31, 2014, Cavalier Minerals’ contributed $4.2 million to AllDale Minerals.  Cavalier Minerals has a remaining commitment to AllDale Minerals of $37.4 million at December 31, 2014, which it expects to fund over the next two to four years.  AllDale Minerals is managed and controlled by its general partner, AllDale Minerals Management.  AllDale Minerals

Management is owned by four members, consisting of three parties unrelated to the ARLP Partnership or its affiliates and Bluegrass Minerals, which as noted above is owned by an officer of ARH.  Bluegrass Minerals does not individually possess the controlling interest of AllDale Minerals Management.  Due to Cavalier Mineral’s significant ownership interest in AllDale Minerals, the ARLP Partnership has recognized Cavalier Minerals’ limited partner interest in AllDale Minerals as an equity investment in affiliate in our consolidated balance sheets.  The ARLP Partnership accounts for Cavalier Minerals’ ownership interest in the income or loss of AllDale Minerals as equity income or loss in our consolidated statements of income.  The ARLP Partnership recorded equity income or loss based on AllDale Minerals’ distribution structure.  Cavalier Minerals’ limited partner interest in AllDale Minerals was 71.7% at December 31, 2014.  The remainder of the equity ownership is held by other limited partners and AllDale Minerals Management.  For the period from the Cavalier Formation Date through December 31, 2014, the ARLP Partnership has been allocated losses of $0.4 million from AllDale Minerals.

In accordance with AllDale Minerals’ partnership agreement, limited partners, such as Cavalier Minerals, will initially receive all distributions of proceeds from certain producing basins based upon the greater of the limited partner’s cumulative contributions plus 25.0% or an amount sufficient to cause the limited partner to receive an effective internal rate of return of 10.0%.  Afterwards, 20.0% of all distributions will be allocated to AllDale Minerals Management, as an incentive distribution to the general partner, with the remaining 80.0% allocated to limited partners based upon ownership percentages.  In addition, upon an event of liquidation, any proceeds will be distributed using the same methodology.  As of December 31, 2014, AllDale Minerals has not made any distributions to its owners.

MAC

In March 2006, White County Coal, and Alexander J. House entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. The ARLP Partnership’s equity investment in MAC was $1.6 million at December 31, 2014.  Effective on January 1, 2015, the ARLP Partnership purchased the remaining 50.0% equity interest in MAC from Mr. House for $5.5 million cash paid at closing.

Summarized Financial Information

White Oak’s results for the years ended December 31, 2014, 2013 and 2012, are summarized as follows (in thousands):

	2014	2013	2012

Total revenues	$42,748	$-	$-
Gross loss	(1,134)	(5,404)	(7)
Loss from operations	(21,018)	(24,103)	(16,037)
Net loss	(46,324)	(30,263)	(16,884)

White Oak’s financial position for the years ended December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013

Current assets	$37,105	$11,228
Noncurrent assets	639,953	533,696
Current liabilities	71,489	50,668
Noncurrent liabilities	372,507	354,597

13.                               EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The ARLP Partnership’s eligible employees currently participate in a defined contribution profit sharing and savings plan (“PSSP”) that it sponsors.  The PSSP covers substantially all regular full-

time employees.  PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation.  The ARLP Partnership makes matching contributions based on a percent of an employee’s eligible compensation and also makes an additional nonmatching contribution.  The ARLP Partnership’s contribution expense for the PSSP was approximately $21.8 million, $20.4 million and $18.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Defined Benefit Plan—Eligible employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) that it sponsors. The Pension Plan is currently closed to new applicants; however, participants in the plan continue to accrue benefits.  The benefit formula for the Pension Plan is a fixed-dollar unit based on years of service.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2014 and 2013 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2014 and 2013, respectively (dollars in thousands):

	2014	2013

Change in benefit obligations:
Benefit obligations at beginning of year	$85,662	$86,468
Service cost	2,174	2,783
Interest cost	4,074	3,640
Actuarial loss (gain)	19,841	(5,479)
Benefits paid	(2,125)	(1,750)
Benefit obligations at end of year	109,626	85,662

Change in plan assets:
Fair value of plan assets at beginning of year	67,480	55,390
Employer contribution	2,671	2,400
Actual return on plan assets	1,495	11,440
Benefits paid	(2,125)	(1,750)
Fair value of plan assets at end of year	69,521	67,480
Funded status at the end of year	$(40,105)	$(18,182)

Amounts recognized in balance sheet:
Non-current liability	$(40,105)	$(18,182)
	$(40,105)	$(18,182)
Amounts recognized in accumulated other comprehensive income consists of:
Net actuarial loss	$(41,278)	$(18,230)

Weighted-average assumptions to determine benefit obligations as of December 31,
Discount rate	3.92%	4.89%
Expected rate of return on plan assets	8.00%	8.00%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	4.89%	3.99%
Expected return on plan assets	8.00%	8.00%

The actuarial loss component of the change in benefit obligation in 2014 was primarily attributable to a decrease in the discount rate and the actual rate of return on plan assets compared to December 31, 2013, adoption of newly issued mortality tables reflecting improved life expectancies and updated retirement and withdrawal rate estimates.  The actuarial gain component of the change in benefit obligation in 2013 was primarily attributable to an increase in the discount rate and an increase in the actual rate of return on plan assets compared to December 31, 2012, offset in part by an update to future benefit payment estimates.

The expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long-term historical rates of return for each asset class.  The expected long-term rate of return used to determine the ARLP Partnership’s pension liability was 8.0% based on the above factors and an asset allocation assumption of 70.0% invested in domestic equity securities with an expected long-term rate of return of 9.9%, 10.0% invested in international equities with an expected long-term rate of return of 5.6% and 20.0% invested in fixed income securities with an expected long-term rate of return of 5.7%.  Expected long-term rate of return is based on a 20-year-average annual total return for each investment group.

The actual return on plan assets was 5.4% and 22.7% for the years ended December 31, 2014 and 2013, respectively.

	2014	2013	2012
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,174	$2,783	$2,682
Interest cost	4,074	3,640	3,246
Expected return on plan assets	(5,475)	(4,446)	(3,882)
Amortization of net loss	773	2,653	1,788
Net periodic benefit cost	$1,546	$4,630	$3,834

	2014	2013
	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive income:
Net actuarial (loss) gain	$(23,821)	$12,472
Reversal of amortization item:
Net actuarial loss	773	2,653
Total recognized in accumulated other comprehensive (loss) income	(23,048)	15,125
Net periodic benefit cost	(1,546)	(4,630)
Total recognized in net periodic benefit cost and accumulated other comprehensive (loss) income	$(24,594)	$10,495

Estimated future benefit payments as of December 31, 2014 are as follows (in thousands):

Year Ending December 31,

2015	$2,456
2016	2,828
2017	3,222
2018	3,679
2019	4,118
2020-2024	27,416
$43,719

The ARLP Partnership expects to contribute $3.1 million to the Pension Plan in 2015.  The estimated net actuarial loss for the Pension Plan that will be amortized from AOCI into net periodic benefit cost during the 2015 fiscal year is $3.4 million.

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

The ARLP Partnership had unfunded benefit obligations of approximately $40.1 million and $18.2 million at December 31, 2014 and 2013, respectively.  In general, increases in benefit obligations will be offset by employer contributions and market returns.  However, general market conditions may result in market losses.  When the Pension Plan experiences market losses, significant variations in the funded status of the Pension Plan can, and often do, occur.  Actuarial methods utilized in determining required future employer contributions take into account the long-term effect of market losses and result in increased future employer contributions, thus offsetting such market losses.  Conversely, the long-term effect of market gains will result in decreased future employer contributions.  Total account performance is reviewed at least annually, using a dynamic benchmark approach to track investment performance.

The MGP Compensation Committee has selected an investment manager to implement the selection and on-going evaluation of Pension Plan investments. The investments shall be selected from the following assets classes (which may include mutual funds, collective funds, or the direct investment in individual stocks, bonds or cash equivalent investments): (a) money market accounts, (b) U.S. Government bonds, (c) corporate bonds, (d) large, mid, and small capitalization stocks, and (e) international stocks. The Policy Statement provides the following guidelines and limitations, subject to exceptions authorized by the MGP Compensation Committee: (i) the maximum investment in any one stock should not exceed 10.0% of the total stock portfolio, (ii) the maximum investment in any one industry should not exceed 30.0% of the total stock portfolio, and (iii) the average credit quality of the bond portfolio should be at least AA with a maximum amount of non-investment grade debt of 10.0%.

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

Asset allocations as of December 31,	2014	2013

Domestic equity securities	71%	71%
Foreign equity securities	8%	13%
Fixed income securities/cash	21%	16%
	100%	100%

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

As required by FASB ASC 715, the following information discloses the fair values of the Pension Plan assets, by asset category, for the periods indicated (in thousands):

	December 31, 2014			December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$917	$-	$-	$1,625	$-	$-
Equity securities (a):
U.S. large-cap growth	19,147	-	-	9,406	-	-
U.S. large-cap value	19,196	-	-	17,731	-	-
U.S. small/mid-cap blend	8,681	-	-	10,512	-	-
International large-cap core	2,934	-	-	4,970	-	-
Fixed income securities:
U.S. Treasury securities (b)	1,455	-	-	1,426	-	-
Corporate bonds (c)	-	1,802	-	-	1,623	-
Preferred stock	-	61	-	-	107	-
Taxable municipal bonds (c)	-	193	-	-	162	-
International bonds (c)	-	227	-	-	569	-
Equity mutual funds (d):
U.S. large-cap growth	-	-	-	-	1,446	-
U.S. large-cap value	-	-	-	-	1,398	-
U.S. mid-cap growth	-	2,537	-	-	4,752	-
U.S. small-cap growth	-	-	-	-	1,389	-
U.S. small-cap value	-	-	-	-	1,331	-
International	-	2,856	-	-	-	-
International small/mid-cap blend	-	-	-	-	1,916	-
Emerging Markets	-	-	-	-	1,805	-
Fixed income mutual funds (d):
Corporate bond	-	4,729	-	-	2,617	-
Mortgage backed-securities	-	1,226	-	-	1,075	-
Short term investment grade bond	-	1,417	-	-	1,009	-
Intermediate investment grade bond	-	1,013	-	-	-	-
High yield bond	-	689	-	-	684	-
International bond	-	296	-	-	207	-
Stock market index options (e):
Puts	-	111	-	-	46	-
Calls	-	(40)	-	-	(407)	-
Accrued income (f)	-	74	-	-	81	-
Total	$52,330	$17,191	$-	$45,670	$21,810	$-

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

(f)            Accrued income represents dividends declared, but not received, on equity securities owned at December 31, 2014.

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

On January 22, 2014, the MGP Compensation Committee determined that the vesting requirements for the 2011 grants of 202,742 restricted units (which was net of 14,090 forfeitures) had been satisfied as of January 1, 2014.  As a result of this vesting, on February 14, 2014, the ARLP Partnership issued 128,610 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the ARLP LTIP participants.  On January 26, 2015, the MGP Compensation Committee determined that the vesting requirements for the 2012 grants of 202,778 restricted units (which was net of 11,450 forfeitures) had been satisfied as of January 1, 2015.  As a result of this vesting, on February 11, 2015, the ARLP Partnership issued 128,150 unrestricted common units to the ARLP LTIP participants.  The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the ARLP LTIP participants.

On January 26, 2015, the MGP Compensation Committee authorized additional grants of 314,019 restricted units, of which 302,555 units were granted.  During the years ended December 31, 2014 and 2013, the ARLP Partnership issued grants of 356,154 units and 293,450 units, respectively.  Grants issued during the year ending December 31, 2015 vest on January 1, 2018.  Grants issued during the year ended December 31, 2014 vest on January 1, 2017.  Grants issued during the year ended December 31, 2013 vest on January 1, 2016.  Vesting of all grants is subject to the satisfaction of certain financial tests, which management currently believes is probable.  As of December 31, 2014, 20,492 of these outstanding ARLP LTIP grants have been forfeited.  After consideration of the January 1, 2015 vesting and subsequent issuance of 128,150 common units, 4.0 million units remain available for issuance in the future, assuming that all grants issued in 2013 and 2014 and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

For the years ended December 31, 2014, 2013 and 2012, ARLP LTIP expense was $9.6 million, $7.4 million and $6.4 million, respectively.  The total obligation associated with the ARLP LTIP as of December 31, 2014 and 2013 was $17.9 million and $14.7 million, respectively, and is included in noncontrolling interests in our consolidated balance sheets.

The fair value of the 2014, 2013 and 2012 grants is based upon the intrinsic value at the date of grant, which was $40.72, $31.51 and $38.86 per restricted unit, respectively, on a weighted average basis.  The ARLP Partnership expects to settle the non-vested ARLP LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy the minimum statutory tax withholding requirements.  As provided under the distribution equivalent rights provision of the ARLP LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distribution the ARLP Partnership makes to unitholders during the vesting period.

A summary of non-vested ARLP LTIP grants as of and for the year ended December 31, 2014 is as follows:

Non-vested grants at January 1, 2014	695,532
Granted	356,154
Vested	(202,742)
Forfeited	(5,604)
Non-vested grants at December 31, 2014	843,340

As of December 31, 2014, there was $12.5 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.5 years.  As of December 31, 2014, the intrinsic value of the non-vested ARLP LTIP grants was $36.3 million.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000.  There have been no grants under the AHGP LTIP as of December 31, 2014.

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

For the years ended December 31, 2014 and 2013, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 27,577 and 33,738 phantom units, respectively, and the fair value of these phantom units was $44.56 and $35.48, respectively, on a weighted-average basis.  For the years ended December 31, 2014 and 2013, AGP Deferred Compensation Plan participant notional account balances were credited with a total of 4,868 and 5,335 phantom units, respectively, and the fair value of these phantom units was $63.73 and $55.61, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plans expense was approximately $1.5 million for the years ended December 31, 2014 and 2013 and $1.0 million for the year ended December 31, 2012.

As of December 31, 2014, there were 388,357 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $17.1 million.  As of December 31, 2014 and 2013, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $12.6 million and $11.5 million, respectively, which was included in noncontrolling interests’ in our consolidated balance sheets.  The total obligation associated with the AGP Deferred Compensation Plan as of December 31, 2014 and 2013 was $1.0 million and $0.9 million, respectively, and is included in partners’ capital-limited partners’ in our consolidated balance sheets.  On February 23, 2015, we provided 3,167 AHGP common units to an AGP director under the AGP Deferred Compensation Plan.

15.                               SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash Paid For:
Interest	$34,005	$35,362	$35,833

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$15,654	$17,924	$20,972
Market value of ARLP common units vested in ARLP’s Long-Term Incentive Plan and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$8,417	$8,583	$11,070
Acquisition of business:
Fair value of assets assumed	$-	$-	$126,639
Cash paid	-	-	(100,000)
Fair value of liabilities assumed	$-	$-	$26,639
Disposition of property, plant and equipment:
Net change in assets	$846	$-	$-
Book value of liabilities transferred	(5,246)	-	-
Gain recognized	$(4,400)	$-	$-
Liabilities assumed in asset acquisition	$6,042	$-	$-

16.                               ASSET RETIREMENT OBLIGATIONS

The majority of the ARLP Partnership’s operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards.  These regulations, among other requirements, require restoration of property in accordance with specified standards and an approved reclamation plan.  The ARLP Partnership accounts for its asset retirement obligations in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred.  The ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.  Federal and state laws require bonds to secure the ARLP Partnership’s obligations to reclaim lands used for mining and are typically renewable on a yearly basis.  As of December 31, 2014 and 2013, the ARLP Partnership had approximately $142.3 million and $88.7 million, respectively, in surety bonds outstanding to secure the performance of its reclamation obligations.

The impact of discounting our estimated cash flows resulted in reducing the accrual for asset retirement obligations by $88.8 million and $76.5 million at December 31, 2014 and 2013, respectively. Estimated payments of asset retirement obligations as of December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$2,055
2016	2,127
2017	1,914
2018	1,964
2019	698
Thereafter	173,135
Aggregate undiscounted asset retirement obligations	181,893
Effect of discounting	(88,753)
Total asset retirement obligations	93,140
Less: current portion	(2,055)
Asset retirement obligations	$91,085

The following table presents the activity affecting the asset retirement and mine closing liability (in thousands):

	Year ended December 31,
	2014	2013

Beginning balance	$82,898	$84,836
Accretion expense	2,730	3,004
Payments	(1,134)	(2,242)
Assumption of existing liability	6,042	-
Disposition	(5,246)	-
Allocation of liability associated with acquisitions, mine development and change in assumptions	7,850	(2,700)

Ending balance	$93,140	$82,898

For the year ended December 31, 2014, the allocation of liability associated with acquisition, mine development and change in assumptions is a net increase of $7.9 million.  This increase was attributable to increased size of refuse sites primarily at the Onton, Gibson South, Tunnel Ridge, Dotiki and River View operations, offset in part by the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuations in other projected mine life estimates.  The increase in the total liability was also attributed to the acquisition of additional property with certain existing reclamation liabilities (Note 3), offset in part by the sale of property associated with the Pontiki mine (Note 4).

For the year ended December 31, 2013, the allocation of liability associated with acquisition, mine development and change in assumptions is a net decrease of $2.7 million, which was primarily attributable to extension of mine life estimate at the Mettiki operation as a result of the acquisition of additional reserves (Note 3), offset by increased refuse site reclamation disturbances primarily at the Tunnel Ridge, Warrior and Pattiki operations and new disturbances associated with the construction of the Gibson South mine, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuation in other projected mine life estimates.

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

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  Workers’ compensation laws also compensate survivors of workers who suffer employment related deaths.  The ARLP Partnership’s liability for traumatic injury claims is the estimated present value of current workers’ compensation benefits, based on its actuarial estimates.  The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  The discount rate used to calculate the estimated present value of future obligations for black lung was 3.82%, 4.69% and 3.78% at December 31, 2014, 2013 and 2012, respectively, and for workers’ compensation was 3.41%, 4.11% and 3.22% at December 31, 2014, 2013 and 2012, respectively.

The black lung and workers’ compensation expense consists of the following components for the year ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012

Black lung benefits:
Service cost	$3,424	$3,810	$3,758
Interest cost	2,262	2,253	2,372
Net amortization	(1,051)	670	776
Total black lung	4,635	6,733	6,906
Workers’ compensation expense (benefit)	7,776	(110)	17,572
Total expense	$12,411	$6,623	$24,478

The following is a reconciliation of the changes in the black lung benefit obligation recognized in AOCI for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013	2012

Net actuarial (loss) gain	$(2,029)	$16,750	$2,156
Reversal of amortization item:
Net actuarial (gain) loss	(1,051)	670	776
Total recognized in accumulated other comprehensive
income (loss)	$(3,080)	$17,420	$2,932

The following is a reconciliation of the changes in workers’ compensation liability (including current and long-term liability balances) at December 31, 2014 and 2013 (in thousands):

	2014	2013

Beginning balance	$62,909	$77,046
Accruals	14,978	18,544
Payments	(10,563)	(10,639)
Interest accretion	2,585	2,481
Valuation gain	(12,352)	(24,523)

Ending balance	$57,557	$62,909

The valuation gain component of the change in benefit obligation in 2014 was primarily attributable to favorable changes in claims development, offset partially by a decrease in the discount rate used to calculate the estimated present value of future obligations. The 2013 valuation gain was primarily attributable to favorable reserve adjustments for claims incurred in prior years and an increase in the discount rate used to calculate the estimated present value of future obligations.

The following is a reconciliation of the changes in black lung benefit obligations at December 31, 2014 and 2013 (in thousands):

	2014	2013

Benefit obligations at beginning of year	$49,560	$60,991
Service cost	3,424	3,810
Interest cost	2,262	2,253
Actuarial loss (gain)	2,029	(16,750)
Benefits and expenses paid	(889)	(744)

Benefit obligations at end of year	$56,386	$49,560

	2014	2013	2012

Amount recognized in accumulated other comprehensive
income consist of:
Net actuarial (gain) loss	$(5,431)	$(8,511)	$8,908

The actuarial loss component of the change in benefit obligations in 2014 was primarily attributable to a decrease in the discount rate used to calculate the estimated present value of future obligations as well as unfavorable changes in claims development and disability incident rate assumptions.  The 2013 valuation gain was primarily attributable to favorable reserve adjustments for claims incurred in prior years, as well as an increase in the discount rate used to calculate the estimated present value of future obligations.

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for black lung and workers’ compensation benefits at December 31, 2014 and 2013 (in thousands):

	2014	2013

Black lung claims	$56,386	$49,560
Workers’ compensation claims	57,557	62,909
Total obligations	113,943	112,469
Less current portion	(8,868)	(9,065)

Non-current obligations	$105,075	$103,404

Both the black lung and workers’ compensation obligations were unfunded at December 31, 2014 and 2013.

As of December 31, 2014 and 2013, the ARLP Partnership had $79.3 million and $86.3 million, respectively, in surety bonds and letters of credit outstanding to secure its workers’ compensation obligations.

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

Registration Rights—In connection with the Contribution Agreement, we agreed to register for sale under the Securities Act of 1933 (“Securities Act”) and applicable state securities laws, subject to certain limitations, any common units proposed to be sold by SGP and the former owners of MGP or any of their respective affiliates.  These registration rights required us to file one registration statement for each of these groups.  We also agreed to include any securities held by the owners of SGP and the former owners of MGP or any of their respective affiliates in any registration statement that we file to offer securities for cash, except an offering relating solely to an employee benefit plan and other similar exceptions.  We satisfied our requirement by registering 47,363,000 outstanding common units on Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 1, 2007, declared effective on June 27, 2007.  A prospectus supplement was filed with the SEC on December 18, 2007.  These registration rights are in addition to the registration rights that we agreed to provide AGP and its affiliates pursuant to our limited partnership agreement.

AGP—Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business.  The amounts billed by AGP to us include $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, for costs principally related to the AGP Deferred Compensation Plan.

Administrative Services—On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and Alliance Resource Holdings II, Inc. (“ARH II”), the indirect parent of SGP.  The Administrative Services Agreement superseded the administrative services agreement signed in connection with our initial public offering in 2006.  Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates.  The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement.  On a consolidated basis, the ARLP Partnership billed and recognized administrative service revenue under this agreement of $0.1 million for each of the years ended December 31, 2014, 2013 and 2012 from ARH II, respectively.  This administrative service revenue is included in other sales and operating revenues in our consolidated statements of income.

The ARLP Partnership’s Related-Party Transactions

The MGP Board of Directors and MGP Conflicts Committee review the ARLP Partnership’s related-party transactions that involve a potential conflict of interest between a general partner and the ARLP Partnership or its subsidiaries or another partner to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry.  As a result of these reviews, the MGP Board of Directors and MGP Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to us and our limited partners.

Affiliate Contributions—During December 2014, 2013 and 2012, an affiliated entity controlled by Mr. Craft contributed $1.5 million, $2.2 million and $2.0 million, respectively, to us for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses.  Upon our receipt of each contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal.  The ARLP Partnership made special allocations to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

White Oak—On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation.  The initial longwall system commenced operation in late October 2014.  The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and lease-back of certain reserves and surface rights, a coal handling and services agreement and a loan for surface facilities.  The transactions are expected to generate equity distributions and have begun generating royalties and throughput revenues.  See Note 12 for further information on these related party transactions.

In addition to the agreements discussed above, White Oak also has agreements with the ARLP Partnership’s subsidiaries for the purchase of various services and products, including for coal handling services provided by the Mt. Vernon transloading facility.  For the years ended December 31, 2014, 2013 and 2012, the ARLP Partnership recorded revenues of $3.9 million, $2.4 million and $1.0 million, respectively, for services and products provided by Mt. Vernon and Matrix Design to White Oak, which are included in “Other sales and operating revenues” on our consolidated statements of income.  For information on royalties and throughput revenues, see Note 12.

SGP Land, LLC—On March 1, 2012, JC Air, LLC (“JC Air”), a wholly owned subsidiary of SGP, was acquired by and merged into the ARLP Partnership’s subsidiary, ASI.  JC Air’s sole assets were two airplanes, one of which was previously subject to a time-sharing agreement between SGP Land, a subsidiary of SGP, and the ARLP Partnership.  In consideration for this merger, the ARLP Partnership paid SGP approximately $8.0 million cash at closing.

ASI has agreements with JC Land LLC (“JC Land”), an entity owned by Mr. Craft, SGP Land (a subsidiary of SGP) and Mr. Craft, providing for the use of ASI’s aircraft.  JC Land, SGP and Mr. Craft paid the ARLP Partnership $0.1 million for aircraft usage in each of the years ended December 31, 2014, 2013 and 2012 as a result of these agreements.  In addition, Alliance Coal has an agreement with JC Land providing for the use of JC Land’s aircraft by Alliance Coal.  As a result of this agreement, the ARLP Partnership paid JC Land $0.2 million, $0.3 million and $0.1 million for aircraft usage in the years ended December 31, 2014, 2013 and 2012, respectively.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots hired by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.  JC Land paid the ARLP Partnership $0.2 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively, pursuant to this agreement.

The ARLP Partnership reimbursed SGP Land $0.3 million for the year ended December 31, 2012 in accordance with the provisions of the replaced time-sharing agreement, which ended on March 1, 2012, upon the merger of JC Air into ASI, as discussed above.

In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid.  MC Mining paid royalties of $0.9 million, $0.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, all advanced minimum royalties paid under the lease have been recouped.

SGP—In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH.  In connection with this acquisition, the ARLP Partnership assumed a coal lease with SGP.  Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal.  Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2014, 2013 and 2012.  As of December 31, 2014, $10.7 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP.  Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million.  The lease agreement had an initial term of four years, which may be extended to match the term of the coal lease.  Lease expense was $0.2 million for each of the years ended December 31, 2014, 2013 and 2012.

The ARLP Partnership has a noncancelable lease arrangement for the Gibson North mine’s coal preparation plant and ancillary facilities with SGP. The lease requires monthly payments of approximately $50,000 and extends through January 2017. Based on the lease agreement, it is considered a capital lease.  Lease payments for each of the years ended December 31, 2014, 2013 and 2012 were $0.6 million.

WKY CoalPlay—On November 17, 2014 (the “CoalPlay Formation Date”), SGP Land and the Craft Companies entered into a limited liability company agreement to form WKY CoalPlay.  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by an entity controlled by an officer of ARH who is also a director of ARH II, the indirect parent of SGP, an employee of SGP Land and a trustee of the irrevocable trusts owning the Craft Companies.

In December 2014, WKY CoalPlay acquired approximately 86.6 million tons of proven and probable high-sulfur coal reserves in western Kentucky and southern Indiana through its purchase of two indirect subsidiaries of CONSOL Energy Inc. for $57.2 million.  In December 2014, WKY CoalPlay’s subsidiaries leased 72.3 million tons of the acquired reserves to the ARLP Partnership and, as partial consideration for entering the leases, conveyed the remaining 14.3 million tons of its acquired reserves to the ARLP Partnership.  The conveyed reserves have minimal value as a result of uncertainty regarding their inclusion in a mine plan.  The leases have initial terms ranging from 7 to 20 years and provide for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $6.2 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  WKY CoalPlay also granted to the ARLP Partnership an option to acquire the leased reserves at any time during a three-year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the leases.  The ARLP Partnership paid WKY CoalPlay $6.2 million in January 2015 for the initial annual minimum royalty payment.

In December 2014, WKY CoalPlay acquired approximately 54.1 million tons of proven and probable high-sulfur coal reserves in western Kentucky through its purchase of a subsidiary of Midwest for $29.6 million.  In conjunction with this acquisition, WKY CoalPlay’s subsidiary leased 22.6 million tons of the acquired reserves to the ARLP Partnership and, as partial consideration for entering the lease, conveyed the remaining 31.5 million tons to the ARLP Partnership.  The conveyed reserves have minimal value as a result of uncertainty regarding their inclusion in a mine plan.  The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.5 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  WKY CoalPlay also granted to the ARLP Partnership an option to acquire the leased reserves at any time during a three-year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the lease.  The ARLP Partnership paid WKY CoalPlay $2.5 million in January 2015 for the initial annual minimum royalty payment.

In February 2015, WKY CoalPlay acquired approximately 39.1 million tons of proven and probable high-sulfur owned coal reserves located in Henderson and Union Counties, Kentucky from Central States, a subsidiary of Patriot, for $25.0 million and in turn leased those reserves to the ARLP Partnership.  The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.1 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  An option was also granted to the ARLP Partnership to acquire the leased reserves at any time during a three-year period beginning in February 2018 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the lease.  The ARLP Partnership paid WKY CoalPlay $2.1 million in February 2015 for the initial annual minimum royalty payment.

Based on the guidance in FASB ASC 810, the ARLP Partnership concluded that WKY CoalPlay is a VIE because exercise of the options noted above is not within the control of the equity holders and, if it occurs, could potentially limit the expected residual return to the owners of WKY CoalPlay. The ARLP Partnership does not have any economic or governance rights related to WKY CoalPlay and the ARLP Partnership’s options that provides it with a variable interest in WKY CoalPlay’s reserve assets do not give it any rights that constitute power to direct the primary activities that most significantly impact WKY CoalPlay’s economic performance.  SGP Land has the sole ability to replace the manager of WKY CoalPlay at its discretion and therefore has power to direct the activities of WKY CoalPlay.  Consequently, the ARLP Partnership concluded that SGP Land is the primary beneficiary of WKY CoalPlay.

Total future minimum royalties from 2015 through 2019 under agreements with SGP Land, SGP and WKY CoalPlay as discussed above are expected to be the following (in thousands):

Year Ending December 31,

2015	$14,118
2016	13,857
2017	13,818
2018	13,818
2019	13,818

Cavalier Minerals——On November 10, 2014, Cavalier Minerals contributed $7.4 million in return for a limited partner interest in AllDale Minerals, an entity created to purchase oil and gas mineral interests in various geographical locations within producing basins in the continental U.S.  Additional contributions totaling $4.2 million were made to AllDale Minerals prior to December 31, 2014 with the remaining commitment of $37.4 million expected to be paid over the next two to four years.  At December 31, 2014, Cavalier Minerals’ limited partner interest in AllDale Minerals was 71.7%.  AllDale Minerals is managed and controlled by its general partner, AllDale Minerals Management.  AllDale

Minerals Management is owned by four members, consisting of three parties unrelated to the ARLP Partnership or its affiliates and Bluegrass Minerals, which is owned by an officer of ARH.  See Note 11 and 12 for further information.

19.                               COMMITMENTS AND CONTINGENCIES

Commitments—The ARLP Partnership leases buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. The ARLP Partnership also has a noncancelable lease with SGP (Note 18) and a noncancelable lease for equipment under a capital lease obligation. Future minimum lease payments are as follows (in thousands):

		Other Operating Leases
Year Ending December 31,	Capital Lease	Affiliate	Others	Total

2015	$2,054	$240	$1,416	$1,656
2016	2,065	-	1,416	1,416
2017	1,850	-	1,009	1,009
2018	1,818	-	650	650
2019	1,930	-	-	-
Thereafter	11,934	-	-	-
Total future minimum lease payments	$21,651	$240	$4,491	$4,731
Less: amount representing interest	(4,722)
Present value of future minimum lease payments	16,929
Less: current portion	(1,305)
Long-term capital lease obligation	$15,624

Rental expense (including rental expense incurred under operating lease agreements) was $4.7 million, $5.1 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Contractual Commitments—In connection with planned capital projects, the ARLP Partnership had contractual commitments of approximately $50.8 million at December 31, 2014.  As of December 31, 2014, the ARLP Partnership had no commitments to purchase coal from external production sources in 2015.

On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation.  The initial longwall system commenced operation in late October 2014.  At December 31, 2014, the ARLP Partnership has funded $390.0 million related to these transactions and, inclusive of this funding, the ARLP Partnership has committed to fund to White Oak a total of approximately $395.5 million to $415.5 million from the Transaction Date through December 31, 2015  Additional equity investments of $39.8 million and $45.9 million were contributed by another White Oak owner in 2014 and 2013, respectively.  On the Transaction Date, the ARLP Partnership also entered into a coal handling and preparation agreement, pursuant to which it constructed and is operating a preparation plant and other surface facilities.  The ARLP Partnership plans to utilize existing cash balances, future cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity to fund the commitments to the White Oak project.  For more information on the White Oak transactions, please read Note 12.

On November 10, 2014, Cavalier Minerals purchased equity interests in AllDale Minerals, an entity created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  Cavalier Minerals’ initial investment funding to AllDale Minerals at the Cavalier Formation Date was $7.4 million and it has funded an additional $4.2 million between the Cavalier Formation Date and December 31, 2014.  Cavalier Minerals has a remaining commitment to AllDale Minerals of $37.4 million at December 31, 2014, which it expects to fund over the next two to four years.  Alliance Minerals committed funding of $48.0 million to Cavalier Minerals, of which $11.5 million was funded as of December 31, 2014 and the balance the ARLP Partnership expects to fund over the same period.  Bluegrass Minerals also provides funding to Cavalier Minerals.  The ARLP Partnership plans to utilize existing cash balances, future cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity to fund Alliance Minerals’ commitments to Cavalier Minerals, which in turn principally uses this funding to fund its commitments to AllDale Minerals.  For more information on these transactions, please read Notes 11and 12.

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

Other—Effective October 1, 2014, the ARLP Partnership renewed its annual property and casualty insurance program.  The property insurance was procured from the ARLP Partnership’s wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of the ARLP Partnership’s subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market at a reduced cost.  The maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90 or 120-day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  The ARLP Partnership makes no assurances that they will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

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

		Year Ended December 31,
	Segment (Note 21)	2014	2013	2012

Customer A	Illinois Basin	$ 301,191	$ 319,932	$ 336,560
Customer B	Illinois Basin	276,094	263,582	243,339

Trade accounts receivable from these customers totaled approximately $43.5 million and $45.8 million at December 31, 2014 and 2013, respectively.  The ARLP Partnership’s bad debt experience has historically been insignificant.  Financial conditions of the ARLP Partnership’s customers could result in a material change to its bad debt expense in future periods.  The coal supply agreements with the ARLP Partnership’s significant customers expire in 2016.

21.                               SEGMENT INFORMATION

The ARLP Partnership operates in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users.  We aggregate multiple operating segments into four reportable segments: the Illinois Basin, Appalachia, White Oak and Other and Corporate.  The first two reportable segments correspond to major coal producing regions in the eastern U.S.  Similar economic characteristics for the operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The White Oak reportable segment includes the ARLP Partnership’s activities associated with the White Oak Mine No. 1, which commenced initial longwall operation in late October 2014.

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal’s Dotiki mining complex, Gibson County Coal’s mining complex, which includes the Gibson North mine and Gibson South mine, Hopkins County Coal’s mining complex, which includes the Elk Creek mine and the Fies property, White County Coal’s Pattiki mining complex, Warrior’s mining complex, Sebree Mining’s mining complex, which includes the Onton mine, and River View’s mining complex.  In April 2014, production began at the Gibson South mine.  The Elk Creek mine is currently expected to cease production in early 2016.  Illinois Basin reserves and other assets increased as a result of multiple acquisitions in 2014 and 2015 as discussed in Note 3.

The Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex, the MC Mining mining complex and the Penn Ridge property.  The Mettiki mining complex includes Mettiki Coal (WV)’s Mountain View mine, Mettiki Coal’s preparation plant and a small third-

party mining operation, which has been idled since July 2013.  In May 2012, longwall production began at the Tunnel Ridge mine.  The ARLP Partnership is in the process of permitting the Penn Ridge property for future mine development.

The White Oak reportable segment is comprised of two operating segments, WOR Processing and WOR Properties.  WOR Processing includes both the surface operations at White Oak and the equity investment in White Oak.  WOR Properties owns coal reserves acquired from White Oak under lease-back arrangements (Note 12).

The Other and Corporate segment includes the ARLP Partnership and AHGP’s marketing and administrative expenses, ASI and its subsidiary, Matrix Design, Alliance Design (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”) and ASI’s ownership of aircraft (Note 18), the Mt. Vernon dock activities, coal brokerage activity, the ARLP Partnership’s equity investment in MAC, certain activities of Alliance Resource Properties, the Pontiki mining complex, which ceased operations in November 2013 and sold most of its assets in May 2014, Wildcat Insurance, Alliance Minerals, and its affiliate, Cavalier Minerals (Note 11), which holds an equity investment in AllDale Minerals (Note 12), and AROP Funding (Note 7).

As a result of the cessation of operations at the Pontiki mine in November 2013, the ARLP Partnership evaluated the ongoing management of its mining operations and coal sales efforts to ensure that resources were appropriately allocated to maximize overall results.  Based on this evaluation, the ARLP Partnership has realigned the management of the operating and marketing teams and we have changed our reportable segment presentation to reflect this realignment.  Due to the change in the reportable segment presentation in 2014, certain reclassifications of 2013 and 2012 segment information have been made to conform to the 2014 presentation.  These reclassifications include changes to the Appalachia segment and Other and Corporate segment as well as eliminations.

Reportable segment results as of and for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Illinois Basin	Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results as of and for the year ended December 31, 2014 were as follows:

Total revenues (2)	$ 1,626,450	$ 630,452	$ 21,244	$ 33,693	$ (11,515)	$ 2,300,324
Segment Adjusted EBITDA Expense (3)	992,045	364,689	7,983	25,487	(8,396)	1,381,808
Segment Adjusted EBITDA (4)(5)	620,111	254,037	(3,384)	8,202	(3,119)	875,847
Total assets (6)	1,174,141	604,352	407,138	262,120	(158,996)	2,288,755
Capital expenditures (7)	237,953	56,840	5,214	11,462	-	311,469

Reportable segment results as of and for the year ended December 31, 2013 were as follows:

Total revenues (2)	$ 1,629,089	$ 493,689	$ 2,194	$ 97,910	$ (17,683)	$ 2,205,199
Segment Adjusted EBITDA Expense (3)	951,686	375,923	2,112	86,864	(17,683)	1,398,902
Segment Adjusted EBITDA (4)(5)	657,404	105,123	(25,229)	11,916	-	749,214
Total assets (6)	1,077,231	594,466	317,361	138,696	(1,075)	2,126,679
Capital expenditures (7)	232,676	72,926	40,185	8,636	-	354,423

Reportable segment results as of and for the year ended December 31, 2012 were as follows:

Total revenues (2)	$ 1,499,976	$ 444,993	$ -	$ 105,489	$ (16,528)	$ 2,033,930
Segment Adjusted EBITDA Expense (3)	894,769	361,560	(1,347)	100,329	(16,528)	1,338,783
Segment Adjusted EBITDA (4) (5)	593,054	73,553	(13,987)	5,843	-	658,463
Total assets (6)	1,042,719	603,088	226,714	87,418	(1,099)	1,958,840
Capital expenditures (7)	219,029	137,336	85,671	17,196	-	459,232

(1)         The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to the ARLP Partnership’s mining operations, coal sales and purchases between mining operations within different segments (2013 only)  sales of receivables to AROP Funding and insurance premiums paid to Wildcat Insurance (2014 only).

(2)         Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, Mt. Vernon transloading revenues, administrative service revenues from affiliates, brokerage sales and Pontiki’s coal sales revenue (2013 only).  Also included in the Other and Corporate column are Wildcat Insurance revenues, which are eliminated upon consolidation.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Year Ended December 31,
	2014	2013	2012

Segment Adjusted EBITDA Expense	$1,381,808	$1,398,902	$1,338,783
Outside coal purchases	(14)	(2,030)	(38,607)
Other income	1,566	1,891	3,115
Operating expenses (excluding depreciation, depletion and amortization)	$1,383,360	$1,398,763	$1,303,291

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

Consolidated Segment Adjusted EBITDA is reconciled to net income below (in thousands):

	Year Ended December 31,
	2014	2013	2012

Consolidated Segment Adjusted EBITDA	$875,847	$749,214	$658,463
General and administrative	(76,699)	(65,231)	(62,713)
Depreciation, depletion and amortization	(274,566)	(264,911)	(218,122)
Asset impairment charge	-	-	(19,031)
Interest expense, net	(31,913)	(26,081)	(28,453)
Income tax (expense) benefit	-	(1,397)	1,082
Net income	$492,669	$391,594	$331,226

(5)         Includes equity in income (loss) of affiliates for the years ended December 31, 2014, 2013 and 2012 of $(16.6) million, $(25.3) million and $(15.3) million, respectively, for the White Oak segment and $(3) thousand, $0.9 million and $0.7 million, respectively, for the Other and Corporate segment.

(6)         Total assets at December 31, 2014, 2013 and 2012 include investments in affiliate of $211.7 million, $128.7 million and $86.8 million, respectively, for the White Oak segment and $12.9 million, $1.7 million and $1.7 million, respectively, for the Other and Corporate segment.

(7)         Capital expenditures shown above include funding to White Oak of $4.1 million, $25.3 million and $34.6 million, for the years ended December 31, 2014, 2013 and 2012, respectively, for the acquisition and development of coal reserves from White Oak (Note 12), which is described as “Payments to affiliate for acquisition and development of coal reserves” in our consolidated statements of cash flow.  Capital expenditures shown above exclude the Green River acquisition in April 2012 (Note 3) and purchase of coal supply agreements from Patriot in December 2014 (Note 3).

22.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results in 2014 and 2013 is as follows (in thousands, except unit and per unit data):

	Quarter Ended
	March 31, 2014	June 30, 2014 (1)	September 30, 2014	December 31, 2014 (1)

Revenues	$541,934	$598,464	$569,230	$590,696
Income from operations	128,945	152,439	125,225	133,055
Net income	115,336	137,058	117,690	122,585
Net income of AHGP	67,447	77,347	68,549	71,008

Basic and diluted net income per limited partner unit	$1.13	$1.29	$1.15	$1.19

Weighted-average number of units outstanding – basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013 (1)

Revenues	$547,970	$553,478	$537,136	$566,615
Income from operations	111,764	115,067	97,565	117,226
Net income	102,384	103,573	86,750	98,887
Net income of AHGP	60,002	60,977	54,211	58,683

Basic and diluted net income per limited partner unit	$1.00	$1.02	$0.91	$0.98

Weighted-average number of units outstanding – basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000

(1)         The comparability of our December 31, 2013 quarterly results to other quarters presented was affected by a $12.9 million decrease in the workers’ compensation liability, excluding discount rate changes, due to the completion of our annual actuarial study, which reflected favorable development in our disability emergence patterns and claims estimates (Note 17).  The comparability of our June 30, 2014 quarterly results to other quarters presented was affected by $7.0 million insurance settlement related to adverse geological events at the Onton mine in the third quarter of 2013 and a gain of $4.4 million recognized on the sale of Pontiki’s assets.

23.                               SUBSEQUENT EVENTS

Other than those events described in Notes 3, 9, 12, 14 and 18, there were no subsequent events.

SCHEDULE II

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Balance At Beginning of Year	Additions Charged to Income	Deductions	Balance At End of Year
(in thousands)

2014
Allowance for doubtful accounts	$-	$-	$-	$-

2013
Allowance for doubtful accounts	$-	$-	$-	$-

2012
Allowance for doubtful accounts	$-	$-	$-	$-

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.  As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of December 31, 2014.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the AHGP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  The AHGP Partnership’s internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements.  Our controls are designed to provide reasonable assurance that the AHGP Partnership’s assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the AHGP Partnership’s internal control over financial reporting.  Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2014 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the AHGP Partnership.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  Based on our assessment, management concluded that, as of December 31, 2014, the AHGP Partnership’s internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Ernst & Young LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report that is included herein.

Changes in Internal Controls Over Financial Reporting.  There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance GP, LLC

and the Partners of Alliance Holdings GP, L.P.

We have audited Alliance Holdings GP, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Alliance Holdings GP, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alliance Holdings GP, L.P. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 27, 2015

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

Name	Age	Position With Our General Partner [1]

Joseph W. Craft III	64	Chairman of the Board, President and Chief Executive Officer

Brian L. Cantrell	55	Senior Vice President and Chief Financial Officer

R. Eberley Davis	57	Senior Vice President, General Counsel and Secretary

Robert G. Sachse	66	Executive Vice President—Marketing

Charles R. Wesley	60	Executive Vice President

Thomas M. Wynne	58	Senior Vice President and Chief Operating Officer

Thomas M. Davidson, Sr.	78	Director and Member of Audit and Conflicts* Committees

Robert J. Druten	67	Director and Member of Audit and Conflicts Committees

Michael J. Hall	70	Director and Member of Audit* Committee

* Indicates Chairman of Committee

1       Messrs. Sachse, Wesley and Wynne are officers of subsidiaries of our general partner as noted in their biographies below.

Joseph W. Craft III has been Chairman of the Board, President and Chief Executive Officer since November 2005.  Mr. Craft has majority ownership of MGP, ARLP’s managing general partner, and owns indirectly ARLP’s special general partner and our general partner.  Mr. Craft has served as President, Chief Executive Officer and a Director of MGP since 1999.  Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company’s General Counsel and Chief Financial Officer.  He is a former Chairman of the National Coal Council, a Board Member of the National Mining Association, and a Director of American Coalition for Clean Coal Electricity, and has been a Director of BOK Financial Corporation (NASDAQ:  BOKF) since April of 2007 and became chairman of its compensation committee in 2014.  Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

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

Robert J. Druten became a Director in January 2007.  Mr. Druten is a member of the Audit and Conflicts Committees.  From September 1994 until his retirement in August 2006, Mr. Druten served as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc.  Mr. Druten holds a Bachelor of Science degree in Accounting from Kansas University as well as a Masters of Business Administration from Rockhurst University.  Mr. Druten currently serves as Chairman of the Board of Directors of Kansas City Southern Industries, Inc. (NYSE: KSU), a transportation and financial services company, and is Chairman of its audit and finance committees, and is a member of its compensation committee and nominating and governance committees.  Mr. Druten is also a Trustee and Chairman of the Board of Entertainment Properties Trust (NYSE: EPR), a real estate investment trust focused on the acquisition of movie theatre complexes and other entertainment related properties, and is a member of its audit, compensation, finance and governance committees.  Mr. Druten previously served as a director of American Italian Pasta, from 2007 until it was acquired by Ralcorp Holdings in July, 2010, where he was the Chair of the Audit Committee and also served on the Compensation Committee.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Druten should serve as Director are demonstrated by his lengthy and distinguished service as Chief Financial Officer of Hallmark, including direct oversight of a public company subsidiary, and his extensive experience serving as a director of public companies in multiple industries.

Michael J. Hall became a Director in March 2006.  Mr. Hall is Chairman of the Audit Committee.  Since March 2003, Mr. Hall has also been a Director of MGP, the managing general partner of ARLP.  He is currently Chairman of MGP’s Audit Committee and a member of the Compensation Committee.  Mr. Hall is Chairman of the Board of Directors of Matrix Service Company (“Matrix”) (NASDAQ: MTRX).  Previously, Mr. Hall served as President and Chief Executive Officer of Matrix from March 2005 until he retired in November 2006.  Mr. Hall also served as Vice President—Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 to May 2004.  Mr. Hall became a Director of Matrix in October 1998, and was elected Chairman of its Board in November 2006.  Matrix is a company that provides general industrial construction and repair and maintenance services principally to the petroleum, petrochemical, power, bulk storage terminal, pipeline and industrial gas industries.  Prior to working for Matrix, Mr. Hall was Vice President and Chief Financial Officer of Pexco Holdings, Inc., Vice President—Finance and Chief Financial Officer for Worldwide Sports & Recreation, Inc., an affiliated company of Pexco, and worked for T.D. Williamson, Inc., as Senior Vice President, Chief Financial and Administrative Officer, and Director of Operations—Europe, Africa and Middle East Region.  Mr. Hall was a member and Chairman of the Board of Directors of Integrated Electrical Services, Inc. (NASDAQ: IESC) and served in that capacity from May 2006 to February 2011, and was a member of its audit, compensation and nominating/governance committees.  Mr. Hall served as Chairman of the Board of Directors of American Performance Funds, was a member of its audit and nominating committees and served as independent trustee from July 1990 to May 2008.  Mr. Hall holds a Bachelor of Science degree in Accounting from Boston College and a Masters of Business Administration from Stanford University.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Hall should serve as a Director include his long history of service in senior corporate leadership positions, his significant knowledge of the energy industry, and his extensive expertise and experience in financial reporting matters gained from his service as Chief Financial Officer of a public company.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2014.  The Audit Committee’s activities included, but were not limited to: (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2014, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor.  Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter.  The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2014 none of our officers and directors were delinquent with respect to any of the filing requirements under Rule 16(a).

ITEM 11.                                         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The executive officers named in our Summary Compensation Table—(i) the President and Chief Executive Officer of our general partner, our principal executive officer, (ii) the Senior Vice President and Chief Financial Officer of our general partner, our principal financial officer, and (iii) our three most highly compensated executive officers for 2013 (collectively, the “Named Executive Officers”)—are also executive officers of MGP, ARLP’s managing general partner, of which we own 100% of the members interest.  Our Named Executive Officers are also named in the Summary Compensation Table in Item 11 of the 2014 Form 10-K for ARLP.  The compensation of our Named Executive Officers described below is their compensation as executive officers of MGP.  We do not provide our Named Executive Officers any additional compensation.

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

We reimburse the ARLP Partnership for a portion of the compensation expense for certain of our Named Executive Officers pursuant to the Administrative Services Agreement.  Based on the estimated time spent managing our affairs, the Board of Directors agreed that 5%, 4% and 8%, respectively, of the 2014 base salaries of Mr. Craft, the President and Chief Executive Officer of our general partner, Mr. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, and Mr. Davis, the Senior Vice President, General Counsel and Secretary of our general partner, would be allocated to us.  None of the 2014 base salaries of Messrs. Sachse and Wynne were allocated to us.  In addition, for 2014 we paid the ARLP Partnership a stipulated benefit burden equal to 42% of allocated base salary.  We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes.  The Board of Directors reviews these allocations annually to determine whether they are appropriate.  Please see “Item 13. —Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

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

Role of Executive Officers

Each year, the President and Chief Executive Officer of MGP submits recommendations to the MGP Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to the Named Executive Officers, excluding himself.  The President and Chief Executive Officer bases his recommendations on his assessment of each executive’s performance, experience, demonstrated leadership, job knowledge and management skills.  The MGP Compensation Committee considers the recommendations of the President and Chief Executive Officer of MGP as one factor in making compensation decisions regarding the Named Executive Officers.  Historically, and in 2014, the MGP Compensation Committee and the President and Chief Executive Officer have been substantially aligned on decisions regarding compensation of the Named Executive Officers.  As executive officers are promoted or hired during the year, the President and Chief Executive Officer makes compensation recommendations to the MGP Compensation Committee and works closely with the MGP Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the MGP Compensation Committee.  At the direction of the MGP Compensation Committee, the President and Chief Executive Officer and the Senior Vice President, General Counsel and Secretary of MGP attend certain meetings of the MGP Compensation Committee.

Use of Peer Group Comparisons

The MGP Compensation Committee believes that it is important to review and compare the ARLP Partnership’s performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually.  The peer group for 2014 included CONSOL Energy Inc., Arch Coal, Inc., Alpha Natural Resources Inc., James River Coal Company, Walter Energy, Inc., Oxford Resource Partners L.P., Natural Resource Partners L.P. and Rhino Resources L.P. In assessing the competitiveness of the executive compensation program for 2014, the MGP Compensation Committee, with the assistance of the President and Chief Executive Office, collected and analyzed peer group proxy information and developed a comparative analysis of base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.  The MGP Compensation Committee uses the peer group data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers.  The MGP Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

Consideration of Equity Ownership

Mr. Craft, the President and Chief Executive Officer, is evaluated and treated differently with respect to compensation than our other Named Executive Officers.  Mr. Craft and related entities own significant equity positions in us, and therefore the interests of Mr. Craft are directly aligned with those of our unitholders.  Mr. Craft has not received an increase in base salary since 2002 and has not received a bonus under the Short-Term Incentive Plan of Alliance Resource Partners, L.P. (“STIP”) or any grants of ARLP Long-Term Incentive Plan (“ARLP LTIP”) awards since 2005.

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

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of the core mining business.  (EBITDA for the ARLP Partnership is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the STIP each year is dependent on the ARLP Partnership’s actual financial results for the year compared to the annual performance target, and it increases in relationship to the ARLP Partnership’s EBITDA, as adjusted, exceeding the minimum threshold.  The MGP Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion.  In 2014, the MGP Compensation Committee approved a minimum financial performance target of $693.4 million in EBITDA from the ARLP Partnership’s current operations, normalized by excluding any charges for unit-based and directors’ compensation and affiliate contributions, if any, and the ARLP Partnership exceeded the minimum target.

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

The performance measure for the STIP in 2015 will be EBITDA for current operations plus net cash flow from our White Oak investments, and excluding charges for unit-based and directors’ compensation and affiliate contributions, if any.  As discussed above, the MGP Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out.  The MGP Compensation Committee believes that STIP performance criteria for 2015 will be reasonably difficult to achieve and therefore support the key compensation objectives discussed above.

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

Grants for 2014 under the ARLP LTIP, made January 22, 2014, will cliff vest on January 1, 2017 provided the ARLP Partnership achieves a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors’ compensation and affiliate contributions, if any, for the period January 1, 2014 through December 31, 2016.  The most recent grants under the ARLP LTIP, made January 26, 2015, will cliff vest on January 1, 2018 provided the ARLP Partnership achieves a target level of aggregate EBITDA for current operations plus net cash flow from the White Oak investments, and excluding any charges for unit-based and directors’ compensation and affiliate contributions, if any, for the period January 1, 2015 through December 31, 2017.  The ARLP LTIP provides the MGP Compensation Committee with discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant.  The MGP Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the ARLP LTIP will be reasonably difficult to satisfy and therefore support the key compensation objectives discussed above.

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

Board of Directors Compensation Report

The Board of Directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management.  Based on our Board of Directors’ review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The comparative ARLP unit amounts and ARLP unit prices reflected in the following tables have been adjusted for the two-for-one split of the ARLP Partnership’s units completed on June 16, 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary (2)	Bonus (1)	Unit Awards (3)	Option Awards (1)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	All Other Compensation (5)	Total

Joseph W. Craft III,	2014	$334,828	$-	$-	$-	$-	$-	$409,828	$744,656
President, Chief Executive	2013	334,828	-	-	-	-	-	372,326	707,154
Officer and Director	2012	334,828	-	-	-	-	-	302,867	637,695

Brian L. Cantrell,	2014	282,096	-	607,401	-	412,500	-	87,592	1,389,589
Senior Vice President -	2013	275,000	-	451,664	-	370,000	-	65,901	1,162,565
Chief Financial Officer	2012	259,773	-	370,388	-	287,000	-	64,426	981,587

R. Eberley Davis	2014	321,827	-	775,808	-	465,000	-	102,304	1,664,939
Senior Vice President,	2013	310,000	-	494,707	-	415,000	-	84,432	1,304,139
General Counsel and	2012	291,002	-	500,903	-	300,000	-	81,901	1,173,806
Secretary

Robert G. Sachse,	2014	320,250	-	880,992	-	511,500	-	136,627	1,849,369
Executive Vice President -	2013	310,000	-	572,411	-	465,000	-	124,128	1,471,539
Marketing	2012	299,398	-	461,547	-	300,000	-	108,079	1,169,024

Thomas M. Wynne, Senior	2014	370,827	-	856,968	-	538,500	-	106,226	1,872,521
Vice President and Chief	2013	359,000	-	651,186	-	400,000	-	74,427	1,484,613
Operating Officer	2012	335,164	-	510,937	-	300,000	-	70,390	1,216,491

(1)         Column is not applicable.

(2)         The table below reflects the portion of the Named Executive Officers’ total compensation expense for 2014 allocated to us by the ARLP Partnership.  Based on the estimated time each Named Executive Officer spent managing our affairs in 2014, the Board of Directors agreed that 5%, 4% and 8%, respectively, of the beginning of the year base salaries of Messrs. Craft, Cantrell and Davis would be allocated to us.  In addition, for 2014, we were billed by the ARLP Partnership a stipulated benefit burden of 42% of allocated base salary.  We believe this percentage allocation is a reasonable estimation of the ARLP Partnership’s overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes for the services provided by the Named Executive Officers to us.  Pursuant to the Administrative Services Agreement, this percentage allocation is applied to the total allocated base salary cost of all employees of the ARLP Partnership who provide services to us, not just our Named Executive Officers, and is applied without regard to the amount of actual bonus, if any, received by any particular employee.  Accordingly, the amounts shown are not indicative of the actual bonus, if any, received by Mr. Craft, Mr. Cantrell or Mr. Davis.

Name	Allocated Salary	Allocated Benefit Burden	Total Allocation of Compensation to Us	Allocated Salary as a % of Total Allocated Compensation

Joseph W. Craft III	$16,741	$7,031	$23,772	70.4%

Brian L. Cantrell	11,284	4,739	16,023	70.4%

R. Eberley Davis	25,746	10,813	36,559	70.4%

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

(5)         For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price of ARLP’s common units on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000.  A reconciliation of the amounts shown is as follows:

	Year	SERP	Profit Sharing Plan Employer Contribution	Perquisites (a)	Total

Joseph W. Craft III	2014	$389,028	$20,800	$-	$409,828
	2013	341,873	20,400	10,053	372,326
	2012	282,867	20,000	-	302,867

Brian L. Cantrell	2014	56,307	20,800	10,485	87,592
	2013	45,501	20,400	-	65,901
	2012	44,426	20,000	-	64,426

R. Eberley Davis	2014	81,504	20,800	-	102,304
	2013	64,032	20,400	-	84,432
	2012	61,901	20,000	-	81,901

Robert G. Sachse	2014	103,941	20,800	11,886	136,627
	2013	78,228	20,400	25,500	124,128
	2012	76,617	20,000	11,462	108,079

Thomas M. Wynne	2014	66,581	20,800	18,845	106,226
	2013	54,027	20,400	-	74,427
	2012	50,390	20,000	-	70,390

a)             For Mr. Craft, the 2013 amount includes perquisites and other personal benefits comprised of club dues of $10,053.  For Mr. Cantrell, the 2014 amount includes perquisites and other personal benefits totaling $10,485 comprised of club dues of $9,415 and tax preparation fees of $1,070.  For Mr. Sachse, the 2014 amount includes perquisites and other personal benefits comprised of club dues of $11,886, the 2013 amount includes perquisites and other personal benefits totaling $25,500 comprised of club dues of $14,330 and tax preparation fees of $11,170 and the 2012 amount includes perquisites and other personal benefits totaling $11,462 comprised of club dues. For Mr. Wynne, the 2014 amount includes perquisites and other personal benefits totaling $18,845 comprised of tax preparation fees of $14,145 and club dues of $4,700.

Grants of Plan-Based Awards Table

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (3)	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Options Awards (1)	Grant Date Fair Value of Unit Awards (5)
Name	Grant Date	Approved Date	Threshold (8)	Target (7)	Maximum (8)	Threshold (4)	Target (2)	Maximum (4)

Joseph W. Craft III	February 14, 2014	(6)					-		2,140			$ 86,959
	May 15, 2014	(6)					-		1,952			89,909
	August 14, 2014	(6)					-		1,946			93,194
	November 14, 2014	(6)					-		2,028			97,527
	December 31, 2014	January 26, 2015		$ -			-		498			21,439
				-			-		8,564			389,028

Brian L. Cantrell	February 6, 2014	February 6, 2014					14,968		-			607,401
	February 14, 2014	(6)					-		140			5,689
	May 15, 2014	(6)					-		128			5,896
	August 14, 2014	(6)					-		127			6,082
	November 14, 2014	(6)					-		133			6,396
	December 31, 2014	January 26, 2015					-		749			32,244
		February 11, 2015		412,500			-		-			-
				412,500			14,968		1,277			663,708

R. Eberley Davis	February 6, 2014	February 6, 2014					19,118		-			775,808
	February 14, 2014	(6)					-		156			6,339
	May 15, 2014	(6)					-		142			6,541
	August 14, 2014	(6)					-		141			6,752
	November 14, 2014	(6)					-		147			7,069
	December 31, 2014	January 26, 2015					-		1,273			54,803
		February 11, 2015		465,000			-		-			-
				465,000			19,118		1,859			857,312

Robert G. Sachse	February 6, 2014	February 6, 2014					21,710		-			880,992
	February 14, 2014	(6)					-		210			8,533
	May 15, 2014	(6)					-		192			8,844
	August 14, 2014	(6)					-		191			9,147
	November 14, 2014	(6)					-		199			9,570
	December 31, 2014	January 26, 2015					-		1,576			67,847
		February 11, 2015		511,500			-		-			-
				511,500			21,710		2,368			984,933

Thomas M. Wynne	February 6, 2014	February 6, 2014					21,118		-			856,968
	February 14, 2014	(6)					-		184			7,477
	May 15, 2014	(6)					-		168			7,738
	August 14, 2014	(6)					-		167			7,998
	November 14, 2014	(6)					-		174			8,368
	December 31, 2014	January 26, 2015					-		813			35,000
		February 11, 2015		538,500			-		-			-
				$ 538,500			21,118		1,506			$ 923,549

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

(5)         The ARLP Partnership calculated the fair value of the ARLP LTIP awards using a value of $40.58 per unit, the unit price applicable for 2014 grants.  The ARLP Partnership calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted.  Phantom units granted under the SERP vest on the date granted.

(6)         In accordance with the provisions of the SERP, a participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions when we pay a distribution to our common unitholders, which is added to the account balance in the form of phantom units.  These contributions are made in accordance with the SERP plan document that has been approved by the MGP Compensation Committee.  Therefore, these contributions are not separately approved by the MGP Compensation Committee.

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

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

Name	Year	Salary and Bonus ($)	Total Compensation ($)	Salary and Bonus as a % of Total Compensation

Joseph W. Craft III	2014	$334,828	$744,656	45.0%
	2013	334,828	707,154	47.3%
	2012	334,828	637,695	52.5%

Brian L. Cantrell	2014	282,096	1,389,589	20.3%
	2013	275,000	1,162,565	23.7%
	2012	259,773	981,587	26.5%

R. Eberley Davis	2014	321,827	1,664,939	19.3%
	2013	310,000	1,304,139	23.8%
	2012	291,002	1,173,806	24.8%

Robert G. Sachse	2014	320,250	1,849,369	17.3%
	2013	310,000	1,471,539	21.1%
	2012	299,398	1,169,024	25.6%

Thomas M. Wynne	2014	370,827	1,872,521	19.8%
	2013	359,000	1,484,613	24.2%
	2012	335,164	1,216,491	27.6%

Outstanding ARLP Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexerciseable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price (1)	Option Expiration Date (1)	Market Value of Units That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested (3)

Joseph W. Craft III							-	$-

Brian L. Cantrell							38,826	1,671,459

R. Eberley Davis							47,698	2,053,399

Robert G. Sachse							51,744	2,227,579

Thomas M. Wynne							54,922	2,364,392

(1)         Column is not applicable.

(2)         Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2014.  Subject to our achieving financial performance targets, the units vested, or will vest, as follows:  For Mr. Cantrell, 9,524 on January 1, 2015, 14,334 on January 1, 2016 and 14,968 units on January 1, 2017; Mr. Davis, 12,880 on January 1, 2015, 15,700 on January 1, 2016 and 19,118 units on January 1, 2017; for Mr. Sachse, 11,868 on January 1, 2015, 18,166 on January 1, 2016 and 21,710 units on January 1, 2017; and for Mr. Wynne, 13,138 on January 1, 2015, 20,666 on January 1, 2016 and 21,118 units on January 1, 2017.  Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP.”  All grants of restricted units under the ARLP LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions the ARLP Partnership makes to unitholders during the vesting period.

(3)         Stated values are based on $43.05 per unit, the closing price of ARLP’s common units on December 31, 2014, the final market trading day of 2014.

Option Exercises and Units Vested Table

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (1)	Value Realized on Exercise (1)	Number of Units Acquired on Vesting (2)	Value Realized on Vesting (2)

Joseph W. Craft III			-	$-

Brian L. Cantrell			10,000	384,000

R. Eberley Davis			10,000	384,000

Robert G. Sachse			13,900	533,760

Thomas M. Wynne			14,000	537,600

(1)         Column is not applicable.

(2)         Amounts represent the number and value of restricted units granted under the ARLP LTIP that vested in 2014.  All of these units vested on January 1, 2014 and are valued at $38.40 per unit, the closing price on January 2, 2014, the first market trading date of 2014.  Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP.”

Pension Benefits Table

Name	Plan Name	Year	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year

Joseph W. Craft III	SERP	2014		$6,653,205	$-

Brian L. Cantrell	SERP	2014		464,122	-

R. Eberley Davis	SERP	2014		535,241	-

Robert G. Sachse	SERP	2014		717,902	-

Thomas M. Wynne	SERP	2014		601,409	-

(1)         Column not applicable because no provision of the SERP is affected by years of service.

(2)         Amounts represent the Named Executive Officer’s cumulative notional account balance of phantom units valued at $43.05, the closing price of ARLP’s common units on December 31, 2014, the final market trading day of 2014.  Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan.”

Narrative Discussion Relating to the Pension Benefits Table for 2014

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

The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in “Item 11. Pension Benefits Table for 2014” and the amounts each of the Named Executive Officers could receive under the ARLP LTIP have been previously disclosed in “Item 11. Outstanding ARLP Equity Awards at Fiscal Year-End 2014 Table”, in each case assuming the triggering event occurred on December 31, 2014.  In addition, if a Named Executive Officer’s employment were terminated as a result of one of certain enumerated events, the Named Executive Officer would receive an amount based on an allocation for the year of termination.  Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan” for additional information regarding the enumerated events and allocation determination.  The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

Director Compensation

The compensation of the directors of our general partner, AGP, is set by the Board of Directors.  Mr. Craft, the only employee director, receives no director compensation.  The directors of AGP devote 100% of their time as directors of AGP to the business of the AHGP Partnership.

Director Compensation Table for 2014

Name	Fees earned or Paid in Cash ($)(2)	Unit Awards ($) (4)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(3)	Total ($)

Thomas M. Davidson	$165,000	$18,091	$-	$-	$-	$-	$183,091
Robert J. Druten	-	184,795	-	-	-	4,000	188,795
Michael J. Hall	-	107,337	-	-	-	-	107,337

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

(4)         Amounts represent the grant date fair value of equity awards in 2014 related to deferrals of annual retainer and distributions earned on deferred units (computed in accordance with FASB ASC 718, using the same assumptions as used for financial reporting purposes).  Please see Narrative to Director Compensation Table, below.  At December 31, 2014, each director had the following number of “phantom” AHGP common units credited to his notional account under the AGP Deferred Compensation Plan:

Name	Deferred Compensation Plan (in Units)

Thomas M. Davidson	5,406

Robert J. Druten	8,039

Michael J. Hall	5,931

Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our Directors’ beneficial ownership of AHGP common units.

Narrative to Directors Compensation Table

Compensation for the non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis.  The annual retainer for calendar year 2014 was $155,000 for each director other than Mr. Hall, and $77,500 for Mr. Hall.  In addition, Mr. Davidson and Mr. Hall each was entitled to cash compensation of $10,000 for service as Chairman of the Conflicts Committee and Audit Committee, respectively.  Mr. Hall is also a director and chairman of the audit committee of MGP, the managing general partner of ARLP, and received like compensation for his service in those roles.  Directors have the option to defer all or part of their cash compensation pursuant to the AGP Deferred Compensation Plan by completing an election form prior to the beginning of each calendar year.  Only Messrs. Druten and Hall elected to defer cash compensation in 2014 pursuant to the Deferred Compensation Plan, deferring all of their cash compensation for 2014.

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

Upon any recapitalization, reorganization, reclassification, split of common units, distribution or dividend of securities on AHGP common units, our consolidation or merger, or sale of all or substantially all of our assets or other similar transaction that is effected in such a way that holders of common units are entitled to receive (either directly or upon subsequent liquidation) cash, securities or assets with respect to or in exchange for AHGP common units, the Board of Directors shall, in its sole discretion (and upon the advice of financial advisors as may be retained by the Board of Directors), immediately adjust the notional balance of phantom units in each director’s account under the AGP Deferred Compensation Plan to equitably credit the fair value of the change in the AHGP common units and/or the distributions (of cash, securities or other assets) received or economic enhancement realized by the holders of the AHGP common units.

Our Board of Directors has established a recommendation that each non-employee director should attain, within five years following such person’s election to the Board of Directors, and thereafter maintain during service on the Board of Directors, ownership of equity of AHGP (including phantom equity ownership under the Deferred Compensation Plans) with value of $220,000.

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

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of February 13, 2015, regarding the beneficial ownership of both our common units and the common units of ARLP by (a) each director of our general partner, (b) each executive officer identified in the Summary Compensation Table included in Item 11 above, (c) all such directors of our general partner and such executive officers as a group, and (d) each person or group known by our general partner to be the beneficial owner of more than 5% of our common units.  Our general partner is owned by C-Holdings, which is wholly owned by Mr. Craft.  As of February 13, 2015, AHGP owns 41.9% of the outstanding common units of ARLP, and AHGP owns, directly or indirectly, all of the outstanding limited liability company interests of MGP, the managing general partner of ARLP.  The address of each of ARLP, C-Holdings, AGP and, unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119.  Unless otherwise indicated in the footnotes to the table below, our common units and the common units of ARLP reflected as being beneficially owned by the listed directors and executive officers are held directly by such directors and officers.  The percentage of our common units beneficially owned is based on 59,863,000 common units outstanding as of February 13, 2015, and the percentage of common units of ARLP beneficially owned is based on 74,188,784 common units outstanding as of February 13, 2015.

	Alliance Holdings GP, L.P.		Alliance Resource Partners, L.P.
Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)(2)(3)(7)	41,205,242	68.8%	31,805,240	42.9%
Thomas Davidson, Sr.	-	*	-	*
Robert J. Druten	14,049	*	-	*
Michael J. Hall	-	*	-	*
Brian L. Cantrell (6)(8)	26,500	*	79,766	*
R. Eberley Davis	7,500	*	46,485	*
Robert G. Sachse (5)(9)	20,000	*	80,723	*
Thomas M. Wynne (3)	684,525	1.1%	35,562	*
All directors and executive officers as a group (8 persons)	41,333,291	69.0%	32,047,776	43.2%

5% Common Unitholders
Management Group (4)	42,430,741	70.9%	N/A	N/A
Kathleen S. Craft (1)(2)	22,639,418	37.8%	-	*
Alliance Holdings GP, L.P.	N/A	N/A	31,088,338	41.9%
Neuberger Berman Group LLC	7,000,699	11.7%	N/A	N/A

*                 Less than one percent

Footnote related to AHGP Common Units Beneficial Ownership

(1)         The AHGP common units attributed to Mr. Craft consist of (i) 2,463,449 AHGP common units held by the JWC III Revocable Trust, of which Mr. Craft is trustee, (ii) 20,641,168 AHGP common units held by SGP (indirectly owned by Mr. Craft and Kathleen S. Craft), (iii) 315,941  AHGP common units held by Alliance Management Holdings III, LLC (“AMH III”), of which Mr. Craft may be deemed to be beneficial owner by virtue of his status as President and sole director of AMH III, and (iv) 17,784,684  AHGP common units held by the Management Group (some of whom are current or former members of management of ARLP) other than Mr. Craft with whom he may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in footnote (4) below.  The filing of this report shall not be deemed an admission that Mr. Craft beneficially owns the AHGP common units referenced in clauses (iii) and (iv) of this footnote.

(2)         The AHGP common units attributed to Ms. Craft consist of (i) 1,998,250 AHGP common units held directly by the Kathleen S. Craft Revocable Trust, of which Ms. Craft is trustee and (ii) 20,641,168 AHGP common units held by SGP (indirectly owned by Mr. Craft and Kathleen S. Craft).  1,966,856 of the AHGP units referenced in clause (i) of this footnote are attributable to Mr. Craft as referenced in clause (iv) of footnote (1) above.

(3)         Mr. Wynne is part of the Management Group with whom Mr. Craft may be deemed to comprise a group under Rule 13d-5(b) of the Exchange Act, as more fully described in clause (iv) of footnote (1) above and in footnote (4) below.  Of the 684,525 AHGP common units collectively held, directly and through family trusts, by Mr. Wynne, 624,525 AHGP common units represent a portion of the 17,784,684 AHGP common units attributed to Mr. Craft as referenced in clause (iv) of footnote (1) above.  Accordingly, in order to avoid double counting, those 624,525 AHGP common units were not included in the line item of the above table entitled “All directors and executive officers as a group (8 persons)” for the calculation of the aggregate number of AHGP common units beneficially owned by the listed officers and directors, and the corresponding percentage calculation.

(4)         Members of the Management Group are parties to a Transfer Restrictions Agreement that contains certain provisions (e.g., drag-along rights granted to Mr. Craft) that, pursuant to Exchange Act Rule 13d-5(b), may cause the Management Group to be deemed to comprise a group under Exchange Act Rule 13d-5(b).  Accordingly, without affirming the existence of an Exchange Act Rule 13d-5(b) group, the Management Group made a Schedule 13D filing pursuant to Exchange Act requirements.  The Management Group’s 42,430,741 AHGP common units listed in the table above consist of (i) 23,420,558 AHGP common units owned, directly or indirectly, or attributed to Mr. Craft as described in clauses (i) through (iii) in footnote (1) above, and (ii) 19,010,183 AHGP common units held by the members of the Management Group other than Mr. Craft.

In addition to Mr. Craft, one other member of the Management Group, Thomas L. Pearson, individually holds more than 5% of AHGP’s common units.  Mr. Pearson holds directly and through trusts 3,389,233 AHGP common units, representing 5.7% of the AHGP common units outstanding.  The reference in clause (iv) of footnote (1) above to 17,784,684 AHGP common units beneficially held by Mr. Craft, includes 3,282,005 AHGP common units held by Mr. Pearson.

(5)         Of the common units held by Mr. Sachse, 20,000 AHGP common units are subject to a pledge agreement in favor of JPMorgan Chase Bank, N.A.

(6)         Of the common units held by Mr. Cantrell, 26,500 AHGP common units are subject to a pledge agreement in favor of MidFirst Bank.

Footnotes related to ARLP Common Units Beneficial Ownership

(7)         The ARLP common units attributed to Mr. Craft consist of (i) 714,902 ARLP common units held directly by him, (ii) 2,000 ARLP common units held by his son, and (iii) 31,088,338 ARLP common units held by AHGP.  Mr. Craft is Chairman of the Board of Directors and, through his ownership of C-Holdings, the indirect sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP (as described in footnote (1) above).  As of February 13, 2015, AHGP owned 41.9% of ARLP’s common units.  Mr. Craft disclaims beneficial ownership of the ARLP common units held by AHGP except to the extent of his pecuniary interest therein.

(8)         Of the common units held by Mr. Cantrell, 49,516 ARLP common units are subject to a pledge agreement in favor of MidFirst Bank.

(9)         Of the common units held by Mr. Sachse, 39,992 ARLP common units are subject to a pledge agreement in favor of JPMorgan Chase Bank, N.A.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2014	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2014

Equity compensation plans approved by unitholders:
ARLP Long-Term Incentive Plan	843,340	N/A	3,908,230
AHGP Long-Term Incentive Plan	-	N/A	5,215,000
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	306,359	N/A	N/A
MGP Deferred Compensation Plan for Directors	62,622	N/A	N/A
AGP Deferred Compensation Plan for Directors	19,376	N/A	N/A

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of December 31, 2014, we owned 31,088,338 common units of ARLP, representing 42.0% of its outstanding common units.  In addition, as of December 31, 2014 the Management Group owned approximately 36.5% of our outstanding common units, and ARLP’s special general partner owned approximately 34.5%.

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

Transactions Between Us, ARLP, SGP, SGP Land, AGP, C-Holdings, ARH, and ARH II

The Board of Directors of our general partner and its conflicts committee review our related-party transactions that involve a potential conflict of interest between a general partner and the ARLP Partnership or its subsidiaries or another partner to determine that such transaction reflect market-clearing terms and conditions customary in the coal industry.  As a result of these reviews, the Board of Directors and its conflicts committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to us and our limited partners.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business.  The amounts billed by AGP to us totaled $0.5 million for the year ended December 31, 2014 for costs principally related to the AGP Deferred Compensation Plan.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP.  The Administrative Services Agreement supersedes the administrative services agreement signed in connection with our IPO in 2006.  Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates.  The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement.  We paid the ARLP Partnership $0.4 million under this agreement for the year ended December 31, 2014.  The ARLP Partnership also billed and recognized administrative service revenue under this agreement of $0.1 million for the year ended December 31, 2014 from ARH II.

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

Affiliate Contribution

During December 2014, an affiliated entity controlled by Mr. Craft contributed to us $1.5 million for the purpose of funding certain of the ARLP Partnership’s general and administrative expenses.  Upon our receipt of the contribution, we contributed the same to our subsidiary and ARLP’s managing general partner, MGP, which in turn contributed the same to Alliance Coal.  The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

White Oak Transactions

On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation.  The initial longwall system commenced operation in late October 2014.  The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and lease-back of certain reserves and surface rights, a coal handling and services agreement and a loan for surface facilities.  The transactions are expected to generate equity distributions and have begun generating royalties and throughput revenues. For more information on White Oak, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments.”

In addition to the agreements discussed above, White Oak also has agreements with the ARLP Partnership’s subsidiaries for the purchase of various services and products, including for coal handling services provided by the Mt. Vernon transloading facility.  For the year ended December 31, 2014, the ARLP Partnership recorded revenues of $3.9 million for services and products provided by Mt. Vernon and Matrix Design to White Oak, which are included in “Other sales and operating revenues” on our consolidated statements of income. For information on royalties and throughput revenues, please read “Item 8. Financial Statements and Supplementary Data—Note 12. Equity Investments.”

SGP Land, LLC

SGP Land is owned by ARLP’s special general partner, SGP, which is owned indirectly by Mr. Craft and Kathleen S. Craft.

In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid.  MC Mining paid royalties of $0.9 million during the year ended December 31, 2014.  As of December 31, 2014, all advanced minimum royalties paid under the lease have been recouped.

SGP

In 2005, Tunnel Ridge entered into a coal lease agreement with SGP, ARLP’s special general partner, requiring advance minimum royalty payments of $3.0 million per year.  As of December 31, 2014, Tunnel Ridge had paid $10.7 million of advance minimum royalty payments pursuant to the lease which are available for recoupment.  The advance royalty payments are fully recoupable against earned royalties.  Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP.  Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million.  Lease expense was $0.2 million for the year ended December 31, 2014.

The ARLP Partnership has a noncancelable lease arrangement for the Gibson North mine’s coal preparation plant and ancillary facilities with SGP.  The lease arrangement is considered a capital lease based on the terms of the arrangement.  Lease payments for the year ended December 31, 2014 were $0.6 million.

Joseph W. Craft III

The ARLP Partnership’s subsidiary, ASI, has a time-sharing agreement with Mr. Craft and Mr. Craft’s affiliate, JC Land, concerning their use of aircraft owned by ASI for purposes other than the ARLP Partnership’s business.  In accordance with the provisions of that agreement, Mr. Craft and JC Land paid ASI $0.1 million for the year ended December 31, 2014 for use of the aircraft.  In addition, Alliance Coal has a time-sharing agreement with JC Land concerning Alliance Coal’s use of an airplane owned by JC Land.  In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.2 million for the year ended December 31, 2014 for use of the aircraft.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots hired by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.  JC Land paid the ARLP Partnership $0.2 million in 2014 pursuant to this agreement.

WKY CoalPlay

On November 17, 2014, SGP Land and the Craft Companies entered into a limited liability company agreement to form WKY CoalPlay.  WKY CoalPlay was formed, in part, to purchase and lease coal reserves. WKY CoalPlay is managed by an entity controlled by an officer of ARH who is also a director of ARH II, the indirect parent of SGP, an employee of SGP Land and a trustee of the irrevocable trusts owning the Craft Companies.

In December 2014, WKY CoalPlay acquired approximately 86.6 million tons of proven and probable high-sulfur coal reserves in western Kentucky and southern Indiana through its purchase of two indirect subsidiaries of CONSOL Energy Inc. for $57.2 million.  WKY CoalPlay’s acquired subsidiaries subsequently leased 72.3 million tons of the acquired reserves to the ARLP Partnership and as partial consideration for entering the lease, conveyed the remaining 14.3 million tons of its acquired reserves to the ARLP Partnership.  The conveyed reserves have minimal value as a result of uncertainty regarding their inclusion in a mine plan.  The leases have initial terms ranging from 7 to 20 years and provide for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $6.2 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  WKY CoalPlay also granted to the ARLP Partnership an option to acquire the leased reserves at any time during a three-year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the leases. The ARLP Partnership paid WKY CoalPlay $6.2 million in January 2015 for the initial annual minimum royalty payment.

In December 2014, WKY CoalPlay acquired approximately 54.1 million tons of proven and probable high-sulfur coal reserves in western Kentucky through its purchase of a subsidiary of Midwest for $29.6 million.  In conjunction with this acquisition, WKY CoalPlay’s acquired subsidiary leased 22.6 million tons of the acquired reserves to the ARLP Partnership and as partial consideration for entering the lease, conveyed the remaining 31.5 million tons of its acquired reserves to the ARLP Partnership.  The conveyed reserves have minimal value as a result of uncertainty regarding their inclusion in a mine plan.  The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.5 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  WKY CoalPlay also granted to the ARLP Partnership an option to acquire the leased reserves at any time during a three-year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the lease.  The ARLP Partnership paid WKY CoalPlay $2.5 million in January 2015 for the initial annual minimum royalty payment.

In February 2015, WKY CoalPlay acquired approximately 39.1 million tons of proven and probable high-sulfur owned coal reserves located in Henderson and Union Counties, Kentucky from Central States, a subsidiary of Patriot, for $25.0 million and in turn leased those reserves to the ARLP Partnership.  The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.1 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  An option was also granted to the ARLP Partnership to acquire the leased reserves at any time during a three-year period beginning in February 2018 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the lease.  The ARLP Partnership paid WKY CoalPlay $2.1 million in February 2015 for the initial annual minimum royalty payment.

Cavalier Minerals

On November 10, 2014, Cavalier Minerals contributed $7.4 million in return for a limited partner interest in AllDale Minerals, an entity created to purchase oil and gas mineral interests in various geographical locations within producing basins in the continental United States. Additional contributions totaling $4.2 million were made to AllDale Minerals prior to December 31, 2014 with the remaining commitment of $37.4 million expected to be paid over the next two to four years. AllDale Minerals is managed and controlled by its general partner, AllDale Minerals Management.  AllDale Minerals Management is owned by four members, consisting of three parties unrelated to the ARLP Partnership or its affiliates and Bluegrass Minerals, which is owned by an officer of ARH.  See “Item 8. Financial Statements and Supplementary Data—Note 11. Noncontrolling Interest and Note 12. Equity Investments.”

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

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young LLP is our independent registered public accounting firm.  Fees paid to Ernst & Young LLP during the last two fiscal years were as follows:

Audit Fees.  Fees for audit services provided for each of the years ended December 31, 2014 and 2013 were $0.1 million.  Audit services consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

Audit-Related Fees.  There were no audit-related fees for the years ended December 31, 2014 and 2013.

Tax Fees.  Fees for tax services provided for each of the years ended December 31, 2014 and 2013 were $0.1 million.  Tax services consist primarily of services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.  There were no other fees for the years ended December 31, 2014 and 2013.

In addition, ARLP paid audit, audit-related and tax fees of $1.2 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively.

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

(a)(2)                                                                  Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2014, 2013 and 2012, is set forth under Part II, Item 8. —Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)                         The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

2.1	Contribution Agreement by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC and Alliance Resources GP, LLC dated November 18, 2005	S-1	333-129883 051220816	2.1	11/22/2005

3.1	Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P., dated as of May 15, 2006	8-K	000-51952 06849300	3.1	05/17/2006

3.2	Amended and Restated Limited Liability Company Agreement of Alliance GP, LLC	8-K	000-51952 06849300	3.2	05/17/2006

3.3	Certificate of Limited Partnership of Alliance Holdings GP, L.P.	S-1	333-129883 051220816	3.1	11/22/2005

3.4	Certificate of Formation of Alliance GP, LLC	S-1	333-129883 051220816	3.3	11/22/2005

3.5(1)	Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 051159681	3.1	10/27/2005

3.6(1)	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.7(1)	Certificate of Limited Partnership of Alliance Resource Partners, L.P.	S-1	333-78845 99630855	3.6	05/20/1999

3.8(1)	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9(1)	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10(1)	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.4	04/01/2002

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.11(1)	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.5	04/01/2002

3.12(1)	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.6	04/01/2002

3.13(1)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L. P. dated October 25, 2007.	10-K	000-26823 08654096	3.10	02/29/2008

3.14	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.	10-K	000-51952 08673302	3.14	03/07/2008

4.1	Form of our Common Unit Certificate.	S-1	333-129883 06714705	4.1	03/28/2006

4.2	Form of Registration Rights Agreement.	S-1	333-129883 051220816	4.2	11/22/2005

10.1(2)	Alliance Holdings GP, L.P. Long-Term Incentive Plan	8-K	000-51952 06849300	10.1	05/17/2006

10.2	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-51962 11823219	10.1	05/09/2011

10.3	Revolving Credit Agreement dated May 15, 2006 between Alliance Holdings GP, L.P. and C-Holdings, LLC	8-K	000-51952 06849300	10.2	05/17/2006

10.4	Omnibus Agreement dated August 20, 1999 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P.	8-K	000-51952 06849300	10.3	05/17/2006

10.5	Amendment to Omnibus Agreement dated May 8, 2002 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P.	8-K	000-51952 06849300	10.4	05/17/2006

10.6	Second Amendment dated May 15, 2006 to the Omnibus Agreement amount Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, AMH II, LLC, Alliance Resource Holdings II, Inc., Alliance Management Holdings, LLC, Alliance Holdings GP, L.P. and Alliance GP, LLC	8-K	000-51952 06849300	10.5	05/17/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.7	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	8-K	000-51952 06849300	10.6	05/17/2006

10.8	Registration Rights Agreement dated May 15, 2006 among Alliance Holdings GP, L.P., Alliance GP, LLC and each of the other parties identified on the signature pages	10-Q	000-51952 061031259	10.7	08/14/2006

10.9	Transfer Restrictions Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, C-Holdings, LLC, Alliance Resource Holdings II, Inc. Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, and the individuals and trusts listed on the signature pages thereof	8-K	000-51952 06909836	4.1	06/16/2006

10.10	Amended and Restated Registration Rights Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC, and Alliance Resource GP, LLC	8-K	000-51952 06909836	4.2	06/16/2006

10.11	Amended and Restated Charter for the Audit Committee of the Board of Directors dated March 5, 2009	10-K	000-51952 09660970	10.12	03/06/2009

10.12(1)	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein	10-K	000-26823 583595	10.20	03/29/2000

10.13(1)	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.14(1)	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.15(1)	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.16(1)	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.17(1)(2)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.18(1)(2)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.19(1)(2)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.20(1)(2)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.21(1) (2)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.22(3)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-51952 12825338	10.1	05/09/2012

10.23(3)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.	10-Q/A	000-51952 12947665	10.2	07/05/2012

10.24	Guaranty by Alliance Resource Partners, L.P. dated March 16, 2012.	10-Q	000-51952 12825338	10.3	05/09/2012

10.25(1)	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.26(1)	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.27(1)(2)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

10.28(1)(2)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.29(1)(2)	Second Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan	10-K	000-26823 07660999	10.51	03/01/2007

10.30(1)(2)	Third Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan	8-K	000-51952 091143429	10.1	10/29/2009

10.31(1)(2)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.32(1)(2)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.33(1)(2)	First Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 07660999	10.53	03/01/2007

10.34(1)(2)	Second Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 08654096	10.55	02/29/2008

10.35(1)	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.36	Third Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Alliance Resource Operating Partners, L.P., as borrower, the initial lenders, initial issuing banks and swingline bank named therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC and Citigroup Global Markets Inc. as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association and Citibank, N.A., as syndication agents, and the other institutions named therein as documentation agents.	8-K	000-51952 12865664	99.1	05/24/2012

10.37	Amendment No. 1 to Revolving Credit Facility dated March 12, 2007 between Alliance Holdings GP, L.P. and C-Holdings, LLC	10-K	000-51952 07695716	10.63	03/15/2007

10.38	Amendment No. 2 to Revolving Credit Facility dated March 5, 2008 between Alliance Holdings GP, L.P. and C-Holdings, LLC	10-K	000-51952 08673302	10.67	03/07/2008

10.39(2)	Amended and Restated Alliance GP, LLC Directors Annual Retainer and Deferred Compensation Plan	10-K	000-51952 09660970	10.60	03/06/2009

10.40(2)	Amended and Restated Alliance GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-51952 11672462	10.47	03/08/2011

10.41	Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrow and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and JPMorgan Chase Bank, N.A. as Paying Agent and Citicorp USA, Inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global Markets Inc. and J.P. Morgan Securities In. as Joint Lead Arrangers and Joint Bookrunners	8-K	000-51952 071138110	99.1	09/27/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.42	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors	8-K	000-51952 08928983	10.1	07/01/2008

10.43	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors	8-K	000-51952 08928983	10.2	07/01/2008

10.44(1)(2)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 09647063	10.52	03/02/2009

10.45(1)(2)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

10.46(1)(2)	Second Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 09647063	10.53	03/02/2009

10.47(1) (2)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	02/28/2011

10.48(1) (3)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-51952 091164905	10.2	11/06/2009

10.49	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-51952 10111584	10.1	08/09/2010

10.50	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-51952 10111584	10.2	08/09/2010

10.51	Purchase and Sale Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as buyer and Alliance Coal, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, River View Coal, LLC, Sebree Mining, LLC, Tunnel Ridge, LLC and White County Coal, LLC, as originators	8-K	000-51952 141277070	10.1	12/10/2014

10.52	Sale and Contribution Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as seller and AROP Funding, LLC, as buyer	8-K	000-51952 141277070	10.2	12/10/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.53	Receivables Financing Agreement, dated as of December 5, 2014, among Borrower, PNC Bank, National Association, as administrative agent as well as the letter of credit bank, the persons from time to time party thereto as lenders, the persons from time to time party thereto as letter of credit participants, and Alliance Coal, LLC, as initial servicer	8-K	000-51952 141277070	10.3	12/10/2014

10.54	Performance Guaranty, dated as of December 5, 2014, by AROP in favor of PNC Bank, National Association, as administrative agent	8-K	000-51952 141277070	10.4	12/10/2014

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers	10-K	000-51952 13656194	14.1	03/01/2013

21.1	List of Subsidiaries.

23.1	Consent of Ernst &Young LLP.

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated February 27, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated February 27, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated February 27, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the managing general partner of Alliance Holdings GP, L.P., dated February 27, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-K for the year ended December 31, 2014 filed in XBRL).

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 27, 2015.

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

Signature	Title	Date

/s/ Joseph W. Craft III	President, Chief Executive Officer,	February 27, 2015
Joseph W. Craft III	and Director (Principal Executive Officer)

/s/ Brian L. Cantrell	Senior Vice President and	February 27, 2015
Brian L. Cantrell	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael J. Hall	Director	February 27, 2015
Michael J. Hall

/s/ Thomas M. Davidson	Director	February 27, 2015
Thomas M. Davidson

/s/ Robert J. Druten	Director	February 27, 2015
Robert J. Druten