Form 10-Q
period 2016-06-30
Alliance Holdings GP, L.P.
filed 2016-08-05
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

[   ] Yes   [X] No

As of August 5, 2016, 59,863,000 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
ASSETS	2016	2015

CURRENT ASSETS:
Cash and cash equivalents	$55,410	$38,678
Trade receivables	151,824	122,875
Other receivables	776	696
Due from affiliates	29	38
Inventories, net	159,868	121,081
Advance royalties, net	4,719	6,820
Prepaid expenses and other assets	16,954	29,890
Total current assets	389,580	320,078

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,001,665	3,044,260
Less accumulated depreciation, depletion and amortization	(1,306,825)	(1,243,985)
Total property, plant and equipment, net	1,694,840	1,800,275

OTHER ASSETS:
Advance royalties, net	32,257	21,295
Equity investments in affiliate	96,670	64,509
Goodwill	136,399	136,399
Other long-term assets	22,989	23,960
Total other assets	288,315	246,163
TOTAL ASSETS	$2,372,735	$2,366,516

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$58,722	$84,058
Due to affiliates	15	129
Accrued taxes other than income taxes	20,450	15,621
Accrued payroll and related expenses	34,608	37,031
Accrued interest	282	306
Workers’ compensation and pneumoconiosis benefits	8,702	8,688
Current capital lease obligations	27,741	19,764
Other current liabilities	14,613	18,929
Current maturities, long-term debt, net	686,356	238,086
Total current liabilities	851,489	422,612

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	144,932	579,420
Pneumoconiosis benefits	61,960	60,077
Accrued pension benefit	38,615	39,031
Workers’ compensation	49,317	47,486
Asset retirement obligations	124,136	122,434
Long-term capital lease obligations	98,586	80,150
Other liabilities	14,855	21,174
Total long-term liabilities	532,401	949,772
Total liabilities	1,383,890	1,372,384

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. (“AHGP”) Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	553,100	567,259
Accumulated other comprehensive loss	(14,730)	(14,875)
Total AHGP Partners’ Capital	538,370	552,384
Noncontrolling interests	450,475	441,748
Total Partners’ Capital	988,845	994,132
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,372,735	$2,366,516

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

SALES AND OPERATING REVENUES:
Coal sales	$422,469	$567,288	$823,761	$1,085,027
Transportation revenues	5,482	7,780	12,040	14,928
Other sales and operating revenues	11,090	29,551	15,965	64,964
Total revenues	439,041	604,619	851,766	1,164,919

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	246,499	375,065	499,802	709,427
Transportation expenses	5,482	7,780	12,040	14,928
Outside coal purchases	-	2	-	324
General and administrative	18,635	18,040	36,188	35,303
Depreciation, depletion and amortization	79,145	79,801	160,028	158,069
Total operating expenses	349,761	480,688	708,058	918,051

INCOME FROM OPERATIONS	89,280	123,931	143,708	246,868
Interest expense (net of interest capitalized for the three and six months ended June 30, 2016 and 2015 of $46, $154, $273 and $366, respectively)	(7,770)	(8,306)	(15,385)	(16,274)
Interest income	4	605	8	1,136
Equity in loss of affiliates, net	(37)	(22,142)	(64)	(31,828)
Other income	161	177	252	295
INCOME BEFORE INCOME TAXES	81,638	94,265	128,519	200,197
INCOME TAX EXPENSE (BENEFIT)	6	8	(2)	6
NET INCOME	81,632	94,257	128,521	200,191
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(36,259)	(33,307)	(52,306)	(73,711)
NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. (“NET INCOME OF AHGP”)	$45,373	$60,950	$76,215	$126,480

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.76	$1.02	$1.27	$2.11
DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.55	$0.9375	$1.51	$1.8525

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - BASIC AND DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET INCOME	$81,632	$94,257	$128,521	$200,191

OTHER COMPREHENSIVE INCOME/(LOSS):

Defined benefit pension plan
Amortization of net actuarial loss (1)	789	835	1,578	1,677
Total defined benefit pension plan adjustments	789	835	1,578	1,677

Pneumoconiosis benefits
Amortization of net actuarial gain (1)	(661)	(112)	(1,322)	(225)
Total pneumoconiosis benefits adjustments	(661)	(112)	(1,322)	(225)

OTHER COMPREHENSIVE INCOME	128	723	256	1,452

COMPREHENSIVE INCOME	81,760	94,980	128,777	201,643

Less: Comprehensive income attributable to noncontrolling interests	(36,332)	(33,694)	(52,417)	(74,513)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$45,428	$61,286	$76,360	$127,130

(1)          Amortization of net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 10 and 12 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$210,798	$337,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(48,602)	(107,758)
Decrease in accounts payable and accrued liabilities	(10,894)	(5,797)
Proceeds from sale of property, plant and equipment	749	243
Purchases of equity investments in affiliates	(33,185)	(30,757)
Payments for acquisitions of businesses, net of cash acquired	-	(28,078)
Advances/loans to affiliate	-	(7,300)
Other	960	1,807
Net cash used in investing activities	(90,972)	(177,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	32,100	-
Payments under securitization facility	(27,700)	-
Payments on term loan	(56,250)	(12,500)
Borrowings under revolving credit facilities	140,000	363,000
Payments under revolving credit facilities	(75,000)	(110,000)
Payment on long-term debt	-	(205,000)
Proceeds on capital lease transactions	33,881	-
Payments on capital lease obligations	(9,660)	(667)
Contributions to consolidated company from affiliate noncontrolling interest	1,300	1,147
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(1,336)	(2,719)
Distributions paid by consolidated partnership to noncontrolling interests	(50,036)	(57,883)
Distributions paid to Partners	(90,393)	(110,897)
Other	-	(5,321)
Net cash used in financing activities	(103,094)	(140,840)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,732	19,248

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,678	28,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,410	$47,522

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,873	$15,972
Cash paid for income taxes	$3	$-

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$1,740	$9,857
Assets acquired by capital lease	$35,994	$-
Market value of ARLP common units issued under ARLP’s Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$3,642	$7,389
Acquisition of businesses:
Fair value of assets assumed	$-	$41,452
Contingent consideration	-	(6,230)
Previously held equity-method investment	-	(1,609)
Cash paid, net of cash acquired	-	(28,078)
Fair value of liabilities assumed	$-	$5,535

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

Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and operations and those of MGP, ARLP (a variable interest entity of which AHGP is the primary beneficiary), ARLP’s consolidated Intermediate Partnership and the Intermediate Partnership’s operating subsidiaries and present the financial position as of June 30, 2016 and December 31, 2015, the results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and the cash flows for the six months ended June 30, 2016 and 2015.  ARLP and its consolidated subsidiaries represent virtually all the net assets and operations of AHGP.  All intercompany transactions and accounts have been eliminated.  See Note 8 – Variable Interest Entities for information regarding our consolidation of ARLP.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses.  Goodwill is not amortized, but instead is evaluated for impairment periodically. The ARLP Partnership evaluates goodwill for impairment annually on November 30th, or more often if events or circumstances indicate that goodwill might be impaired.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  There were no impairments of goodwill during the six month period ended June 30, 2016.  In future periods it is reasonably possible that a variety of circumstances could result in an impairment of goodwill.

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

New Accounting Standards Issued and Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking “expected loss” model that generally will result in earlier recognition of allowances for losses.  The new standard will require significantly more information to be disclosed related to these items.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods.  We are currently evaluating the effect of adopting ASU 2016-13.

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

4.                                    INVENTORIES

Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)

Coal	$123,334	$83,682
Supplies (net of reserve for obsolescence of $3,729 and $3,841, respectively)	36,534	37,399
Total inventory	$159,868	$121,081

During the six months ended June 30, 2016, the ARLP Partnership recorded adjustments of $18.9 million to reduce the carrying value of its coal inventories to market price as a result of lower coal sale prices and higher cost per ton primarily due to lower production at the Hamilton County Coal, LLC (“Hamilton”) mining complex as a result of challenging market conditions.

5.                                    FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	$-	$–	$7,000	$-	$-	$10,400

Additional disclosures:
Long-term debt	-	844,553	-	-	819,099	-
Total	$-	$844,553	$7,000	$-	$819,099	$10,400

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

The estimated fair value of the ARLP Partnership’s contingent consideration arrangement is based on a probability-weighted discounted cash flow model.  The assumptions used in the model include a risk-adjusted discount rate, forward coal sales price curves, cost of debt and probabilities of meeting certain threshold prices.  The decrease in fair value was primarily a result of changes in the risk-adjusted discount rate and is recorded in Operating expenses (excluding depreciation, depletion and amortization) in our condensed consolidated income statement.  The fair value measurement is based on significant inputs not observable in active markets and thus represents a Level 3 fair value measurement under the fair value hierarchy.

6.                                    LONG-TERM DEBT

Long-term debt consists of the following:

	Principal		Unamortized Debt Issuance Costs
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
		(in thousands)

ARLP Revolving Credit facility	$450,000	$385,000	$(1,077)	$(1,675)
ARLP Series B senior notes	145,000	145,000	(135)	(169)
ARLP Term loan	150,000	206,250	-	-
ARLP Securitization facility	87,500	83,100	-	-
	832,500	819,350	(1,212)	(1,844)
Less current maturities	(687,500)	(239,350)	1,144	1,264
Total long-term debt	$145,000	$580,000	$(68)	$(580)

The Intermediate Partnership has a $700.0 million revolving credit facility (“ARLP Revolving Credit Facility”), $145.0 million in ARLP Series B senior notes (“ARLP Series B Senior Notes”) and a $150.0 million term loan (“ARLP Term Loan” and collectively, with the ARLP Revolving Credit Facility and the ARLP Series B Senior Notes, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership.  On October 16, 2015 the ARLP Revolving Credit Facility was amended to increase the baskets for permitted other unsecured debt and capital lease obligations and for annual sale-leaseback arrangements.  The Intermediate Partnership also has a $100.0 million accounts receivable securitization facility (“ARLP Securitization Facility”).  At June 30, 2016, current maturities include the ARLP Securitization Facility, the ARLP Revolving Credit Facility and the ARLP Term Loan.  The ARLP Partnership’s management is currently finalizing plans to extend the ARLP Revolving Credit Facility, the cost and availability of which could be impacted by weakness in the energy sector in general and coal in particular.

The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.37 to 1.0 and 22.7 to 1.0, respectively, for the trailing twelve months ended June 30, 2016.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2016.

At June 30, 2016, the ARLP Partnership had borrowings of $450.0 million and $5.9 million of letters of credit outstanding with $244.1 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliate.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of the Intermediate Partnership entered into the ARLP Securitization Facility providing additional liquidity and funding.  Under the ARLP Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly-owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The ARLP Securitization Facility bears interest based on a Eurodollar Rate.  The ARLP Securitization Facility was renewed in December 2015 and matures in December 2016.  On February 24, 2016 the facility was amended to include additional subsidiaries as sellers of trade receivables, thereby increasing availability under the facility.  At June 30, 2016, the ARLP Partnership had $87.5 million outstanding under the ARLP Securitization Facility.

On October 6, 2015, Cavalier Minerals JV, LLC (“Cavalier Minerals”) (See Note 8 – Variable Interest Entities) entered into a credit agreement (the “Cavalier Credit Agreement”) with Mineral Lending, LLC (“Mineral Lending”) for a $100.0 million line of credit (the “Cavalier Credit Facility”).  Mineral Lending is an entity owned by a) Alliance Resource Holdings II, Inc. (“ARH II,” the parent of ARH), b) an entity owned by an officer of ARH who is also a director of ARH II (“ARH Officer”) and c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals’ excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure availability of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, L.P. (“AllDale I”) and AllDale Minerals II, L.P. (“AllDale II”) (collectively “AllDale Minerals”).  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of June 30, 2016, Cavalier Minerals had not drawn on the Cavalier Credit Facility.

On June 29, 2016, the ARLP Partnership entered into various sale-leaseback transactions for certain mining equipment and received $33.9 million in proceeds.  The lease agreements have terms ranging from three to four years with initial monthly rentals totaling $0.7 million.  Balloon payments equal to 20% of the equipment cost under lease are due at the end of each lease term.  As a result of this transaction, the ARLP Partnership recognized a deferred loss of $7.6 million which will be amortized over the life of the equipment.  The ARLP Partnership has recognized the lease agreements as capital leases.

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

The following table summarizes the components of noncontrolling interests recorded in Partners’ Capital for the periods indicated:

	June 30,	December 31,
	2016	2015
	(in thousands)
Noncontrolling interests reflected in Partners’ Capital:
Affiliate (SGP)	$(303,832)	$(303,822)
Non-Affiliates (ARLP’s non-affiliate limited partners)	769,997	762,667
Affiliate (Cavalier Minerals) (See Note 8 – Variable Interest Entities)	3,881	2,585
Accumulated other comprehensive loss attributable to noncontrolling interests	(19,571)	(19,682)
Total noncontrolling interests	$450,475	$441,748

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

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(in thousands)
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$12	$12	$18	$26
Non-Affiliates (ARLP’s non-affiliate limited partners)	36,249	33,302	52,292	73,705
Affiliates (Cavalier Minerals)	(2)	(7)	(4)	(20)
	$36,259	$33,307	$52,306	$73,711

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$28	$32
Non-Affiliates (ARLP’s non-affiliate limited partners) (1)	50,008	57,851
	$50,036	$57,883

(1)        Distributions paid to noncontrolling interests, in the table above, represent ARLP’s quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate (SGP) component of noncontrolling interests represents SGP’s cumulative investment basis in the net assets of the ARLP Partnership.  After the consummation of the various transactions associated with the ARLP Partnership’s formation and initial public offering in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP’s investment basis in ARLP totaled $(303.9) million.  SGP’s investment basis as of June 30, 2016 and December 31, 2015 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

The following tables present the change in Partners’ Capital for the six months ended June 30, 2016 and 2015:

	Alliance Holdings GP, L.P.
	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
		(in thousands)

Balance at January 1, 2016	$567,259	$(14,875)	$441,748	$994,132
Net income	76,215	-	52,306	128,521
Other comprehensive income	-	145	111	256
Settlement of directors deferred compensation	(112)	-	(335)	(447)
Vesting of ARLP Long-Term Incentive Plan	-	-	(1,001)	(1,001)
Common unit-based compensation	131	-	6,382	6,513
Distributions on ARLP common unit-based compensation	-	-	(1,975)	(1,975)
Contributions to consolidated company from affiliate noncontrolling interest	-	-	1,300	1,300
Distributions to AHGP Partners	(90,393)	-	-	(90,393)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	(48,061)	(48,061)
Balance at June 30, 2016	$553,100	$(14,730)	$450,475	$988,845

	Alliance Holdings GP, L.P.
	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
		(in thousands)

Balance at January 1, 2015	$580,234	$(15,456)	$453,496	$1,018,274
Net income	126,480	-	73,711	200,191
Other comprehensive income	-	650	802	1,452
Settlement of directors deferred compensation	(177)	-	-	(177)
Vesting of ARLP Long-Term Incentive Plan	-	-	(2,719)	(2,719)
Common unit-based compensation	113	-	6,008	6,121
Distributions on ARLP common unit-based compensation	-	-	(1,363)	(1,363)
Contributions to consolidated company from affiliate noncontrolling interest	-	-	1,147	1,147
Distributions to AHGP Partners	(110,897)	-	-	(110,897)
Distributions paid by consolidated partnership to noncontrolling interest	-	-	(56,520)	(56,520)
Balance at June 30, 2015	$595,753	$(14,806)	$474,562	$1,055,509

8.         VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, the ARLP Partnership’s wholly owned subsidiary, Alliance Minerals, and Bluegrass Minerals Management, LLC (“Bluegrass Minerals”) entered into a limited liability company agreement (the “Cavalier Agreement”) to create Cavalier Minerals, which was formed to indirectly acquire oil and gas mineral interests, initially through its 71.7% noncontrolling ownership interest in AllDale I and subsequently through its 72.8% noncontrolling ownership interest in AllDale II.  Alliance Minerals and Bluegrass Minerals initially committed funding of $48.0 million and $2.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed funding of $49.0 million to AllDale I.  On October 6, 2015, Alliance Minerals and Bluegrass Minerals committed to fund an additional $96.0 million and $4.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed to fund $100.0 million to AllDale II.  Alliance Minerals’ contributions through December 31, 2015 to Cavalier Minerals totaled $63.1 million.  During the three and six months ended June 30, 2016, Alliance Minerals contributed $12.0 million and $31.1 million, respectively, bringing the ARLP Partnership’s total investment in Cavalier Minerals to $94.2 million at June 30, 2016.  The ARLP Partnership’s remaining commitment to Cavalier Minerals at June 30, 2016 was $49.8 million.  Bluegrass Minerals, which is owned and controlled by the ARH Officer as discussed in Note 6 – Long-Term Debt and is Cavalier Minerals’ managing member, contributed $3.9 million to Cavalier Minerals as of June 30, 2016 and has a remaining commitment of $2.1 million.  At Alliance Minerals’ election, Cavalier Minerals will meet its remaining funding commitment to AllDale Minerals through contributions from Alliance Minerals and Bluegrass Minerals or from borrowings under the Cavalier Credit Facility (see Note 6 – Long-Term Debt).  The ARLP Partnership expects to fund its remaining commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit and securitization facilities and cash provided from the issuance of debt or equity, or by requiring Cavalier Minerals to draw on the Cavalier Credit Facility.

In accordance with the Cavalier Agreement, Bluegrass Minerals is entitled to receive an incentive distribution from Cavalier Minerals equal to 25% of all distributions (including in liquidation) after return of members’ capital reduced by certain distributions received by Bluegrass Minerals or its owner from AllDale Minerals Management, LLC (“AllDale Minerals Management”), the managing member of AllDale Minerals.  Alliance Minerals’ ownership interest in Cavalier Minerals at June 30, 2016 was 96%.  The remainder of the equity ownership is held by Bluegrass Minerals.  The ARLP Partnership has consolidated Cavalier Minerals’ financial results as it concluded that Cavalier Minerals is a variable interest entity (“VIE”) and the ARLP Partnership is the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually have both the power and the benefits related to Cavalier Minerals and the ARLP Partnership is most closely aligned with Cavalier Minerals through its substantial equity ownership.  Bluegrass Minerals equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC (“SGP Land”), a wholly-owned subsidiary of SGP, and two limited liability companies (“Craft Companies”) owned by irrevocable trusts established by the President and Chief Executive Officer of MGP entered into a limited liability company agreement to form WKY CoalPlay, LLC (“WKY CoalPlay”).  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, the ARLP Partnership entered into various coal reserve leases with WKY CoalPlay.  During the six months ended June 30, 2016, the ARLP Partnership paid $10.8 million of advanced royalties to WKY CoalPlay.  As of June 30, 2016, the ARLP Partnership had $21.0 million of advanced royalties outstanding under the leases, which is reflected in the Advance royalties, net line item in our condensed consolidated balance sheets.

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

9.                                    EQUITY INVESTMENT

AllDale Minerals

On November 10, 2014, Cavalier Minerals (see Note 8 – Variable Interest Entities) made an initial contribution of $7.4 million in return for a limited partner interest in AllDale Minerals, which was created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  As of December 31, 2015, Cavalier Minerals had contributed $65.9 million to AllDale Minerals.  During the three and six months ended June 30, 2016, Cavalier Minerals contributed $13.0 million and $33.2 million, respectively, bringing the total investment in AllDale Minerals to $99.1 million as of June 30, 2016.  The ARLP Partnership continually reviews all rights provided to Cavalier Minerals and the ARLP Partnership by various agreements and continues to conclude all such rights do not provide Cavalier Minerals or the ARLP Partnership the ability to unilaterally direct any of the activities of AllDale Minerals that most significantly impact its economic performance.  As such, the ARLP Partnership accounts for Cavalier Minerals’ ownership interest in the income or loss of AllDale Minerals as an equity investment and it is so reflected in our condensed consolidated financial statements.  The ARLP Partnership records equity income or loss based on AllDale Minerals’ distribution structure.  Equity income and loss allocated to the ARLP Partnership as well as distributions received from AllDale Minerals during the three and six months ended June 30, 2016 and 2015 did not have a material impact on our condensed consolidated financial statements.

10.                            WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(in thousands)

Beginning balance	$55,564	$58,198	$54,558	$57,557
Accruals increase	2,187	3,500	5,424	6,167
Payments	(3,265)	(2,100)	(5,988)	(4,614)
Interest accretion	492	489	984	977
Valuation loss (gain) (1)	1,425	(4,416)	1,425	(4,416)
Ending balance	$56,403	$55,671	$56,403	$55,671

(1)      The ARLP Partnership’s liability for the estimated present value of current workers’ compensation benefits is based on its actuarial estimates.  The ARLP Partnership’s actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  The ARLP Partnership conducted a mid-year review of its actuarial assumptions which resulted in a valuation loss in 2016 primarily attributable to a decrease in the discount rate used to calculate the estimated present value of future obligations from 3.63% at December 31, 2015 to 2.89% at June 30, 2016, partially offset by favorable changes in claims development.  The ARLP Partnership’s mid-year 2015 actuarial review resulted in a valuation gain primarily attributable to favorable changes in claims development and an increase in the discount rate from 3.41% at December 31, 2014 to 3.71% at June 30, 2015.

Certain of the ARLP Partnership’s mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(in thousands)

Service cost	$644	$732	$1,292	$1,464
Interest cost	626	523	1,253	1,047
Amortization of net actuarial gain (1)	(661)	(112)	(1,322)	(225)
Net periodic benefit cost	$609	$1,143	$1,223	$2,286

(1)      Amortization of net actuarial gain is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

11.                            COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership.  The ARLP LTIP awards are grants of non-vested “phantom” or notional units, also referred to as “restricted units”, which upon satisfaction of time and performance-based vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to review and approval of the compensation committee of the MGP board of directors (the “MGP Compensation Committee”).  On January 22, 2016, the MGP Compensation Committee determined that the vesting requirements for the 2013 grants of 284,272 restricted units (which was net of 9,178 forfeitures) had been satisfied as of January 1, 2016.  As a result of this vesting, on February 11, 2016, the ARLP Partnership issued 176,319 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the ARLP LTIP participants.  On January 22, 2016, the MGP Compensation Committee authorized additional grants of 969,028 restricted units, of which 960,992 units were granted during the six months ended June 30, 2016 and will vest on January 1, 2019, subject to satisfaction of certain financial tests.  The fair value of these 2016 grants is equal to the intrinsic value at the date of grant, which was $12.38 per unit.  ARLP LTIP expense was $3.0 million and $2.9 million for the three months ended June 30, 2016 and 2015, respectively, and $5.9 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively.  After consideration of the January 1, 2016 vesting and subsequent issuance of 176,319 common units, approximately 2.8 million units remain available under the ARLP LTIP for issuance in the future, assuming all grants issued in 2014, 2015 and 2016 currently outstanding are settled with ARLP common units, without reduction for tax withholding, and no future forfeitures occur.

As of June 30, 2016, there was $17.6 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.9 years.  As of June 30, 2016, the intrinsic value of the non-vested ARLP LTIP grants was $25.4 million.  As of June 30, 2016, the total obligation associated with the ARLP LTIP was $18.3 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the ARLP LTIP and the terms of the ARLP LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or, in the case of the 2016 grants, in the discretion of the MGP Compensation Committee, cash or in lieu of cash, phantom units credited to a bookkeeping account with value, equal to the cash distributions ARLP makes to its unitholders during the vesting period.

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the “AHGP LTIP”) for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are “phantom” units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom units.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000.  There have been no grants under the AHGP LTIP as of June 30, 2016.

SERP and Directors Deferred Compensation Plans

The ARLP Partnership utilizes the SERP to provide deferred compensation benefits for certain officers and key employees.  All allocations made to participants under the SERP are made in the form of “phantom” ARLP units and SERP distributions will be settled in the form of ARLP common units.  The SERP is administered by the MGP Compensation Committee.

Our directors participate in the AGP Amended and Restated Deferred Compensation Plan for Directors (“AGP Deferred Compensation Plan”), and the directors of MGP participate in the MGP Deferred Compensation Plan (collectively, the “Deferred Compensation Plans”).  Pursuant to the Deferred Compensation Plans, for amounts deferred either automatically or at the election of the director, a notional account is established and credited with notional common units of ARLP or AHGP, as appropriate, which are described in the Deferred Compensation Plans as “phantom” units.  Distributions from the Deferred Compensation Plans will be settled in the form of ARLP or AHGP common units, as applicable.

For both the SERP and Deferred Compensation Plans, when quarterly cash distributions are made with respect to ARLP or AHGP common units, an amount equal to such quarterly distribution is credited to each participant’s notional account as additional phantom units.  All grants of phantom units under the SERP and Deferred Compensation Plans vest immediately.

For the six months ended June 30, 2016 and 2015, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 42,691 and 14,020 phantom units, respectively, and the fair value of these phantom units was $12.61 per unit and $34.58 per unit, respectively, on a weighted-average basis.  For the six months ended June 30, 2016 and 2015, AGP Deferred Compensation Plan participant notional account balances were credited with a total of 6,929 and 2,078 phantom units, respectively, and the fair value of these phantom units was $16.08 per unit and $54.38 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plans expense was $0.3 million for each of the three month periods ended June 30, 2016 and 2015, and $0.7 million for each of the six month periods ended June 30, 2016 and 2015.

As of June 30, 2016, there were 483,568 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $7.7 million.  As of June 30, 2016, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $14.0 million, which was included in the noncontrolling interests line item in our condensed consolidated balance sheets.  The total obligation associated with the AGP Deferred Compensation Plan was $0.9 million, which was included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.  On March 3, 2016, we provided 6,958 AHGP common units to an AGP director under the AGP Deferred Compensation Plan.

12.                            COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership’s mining operations participate in a defined benefit plan (the “Pension Plan”) sponsored by the ARLP Partnership.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(in thousands)

Service cost	$598	$619	$1,196	$1,237
Interest cost	1,131	1,074	2,263	2,148
Expected return on plan assets	(1,287)	(1,394)	(2,574)	(2,795)
Amortization of net loss (1)	789	835	1,578	1,677
Net periodic benefit cost	$1,231	$1,134	$2,463	$2,267

(1)   Amortization of net actuarial loss is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

During the six months ended June 30, 2016, the ARLP Partnership made contribution payments of $0.6 million to the Pension Plan for the 2015 plan year and $0.7 million to the Pension Plan for the 2016 plan year.  On July 15, 2016, the ARLP Partnership made a contribution payment of $0.7 million for the 2016 plan year.

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

As a result of the ARLP Partnership acquiring the remaining equity interests in White Oak Resources LLC (“White Oak”) and the assumption of operating control of the White Oak Mine No. 1 (now known as the Hamilton Mine No. 1) on July 31, 2015 (the “White Oak Acquisition”), the ARLP Partnership restructured its reportable segments to include Hamilton as part of our Illinois Basin segment due to the similarities in product, management, location, and operation with other mines included in the segment.  This new organization reflects how the ARLP Partnership’s chief operating decision maker manages and allocates resources to our various operations. Prior periods have been recast to include our former White Oak segment as part of the Illinois Basin segment.

The Illinois Basin reportable segment is comprised of multiple operating segments, including current operating mining complexes a) Webster County Coal, LLC’s Dotiki mining complex, b) Gibson County Coal, LLC’s mining complex, which includes the Gibson North and Gibson South mines, c) White County Coal, LLC’s Pattiki mining complex (“Pattiki”), d) Warrior Coal, LLC’s mining complex, e) River View Coal, LLC’s mining complex and f) the Hamilton mining complex.

The Illinois Basin reportable segment also includes Hopkins County Coal, LLC’s mining complex, which includes the Elk Creek mine and the Fies property, Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain Sebree reserves, CR Services, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively “UC Coal”).  The Sebree and Fies properties are held by the ARLP Partnership for future mine development.  UC Coal equipment assets acquired in 2015 are being deployed as needed at various Illinois Basin operating mines.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  The Onton and Gibson North mines have been idled since the fourth quarter of 2015 in response to market conditions and continued increases in coal inventories at the mines and customer locations.  The Pattiki mining complex is currently expected to cease production by the end of 2016.

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

Reportable segment results as of and for the three and six months ended June 30, 2016 and 2015 are presented below.

	Illinois Basin	Appalachia	Other and Corporate	Elimination (1)	Consolidated
			(in thousands)

Three months ended June 30, 2016

Total revenues (2)	$295,880	$138,034	$21,468	$(16,341)	$439,041
Segment Adjusted EBITDA Expense (3)	154,175	89,426	16,165	(13,428)	246,338
Segment Adjusted EBITDA (4)	137,716	47,110	5,271	(2,913)	187,184
Capital expenditures	12,357	4,348	164	-	16,869

Three months ended June 30, 2015 (recast)

Total revenues (2)	$425,580	$167,165	$51,590	$(39,716)	$604,619
Segment Adjusted EBITDA Expense (3)	248,569	118,744	44,137	(36,560)	374,890
Segment Adjusted EBITDA (4)(5)	150,259	45,547	7,158	(3,157)	199,807
Capital expenditures	34,429	21,701	1,298	-	57,428

Six months ended June 30, 2016

Total revenues (2)	$583,756	$256,360	$46,534	$(34,884)	$851,766
Segment Adjusted EBITDA Expense (3)	325,254	166,442	36,911	(29,057)	499,550
Segment Adjusted EBITDA (4)	250,052	86,492	9,395	(5,827)	340,112
Total assets (6)	1,658,518	516,584	363,448	(165,815)	2,372,735
Capital expenditures	30,371	17,011	1,220	-	48,602

Six months ended June 30, 2015 (recast)

Total revenues (2)	$817,302	$323,413	$106,598	$(82,394)	$1,164,919
Segment Adjusted EBITDA Expense (3)	478,433	216,559	90,620	(76,156)	709,456
Segment Adjusted EBITDA (4)(5)	298,297	101,380	15,269	(6,239)	408,707
Total assets (6)	1,590,029	580,059	318,363	(156,402)	2,332,049
Capital expenditures (7)	68,186	37,439	2,133	-	107,758

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)

Segment Adjusted EBITDA Expense	$246,338	$374,890	$499,550	$709,456
Outside coal purchases	-	(2)	-	(324)
Other income	161	177	252	295
Operating expenses (excluding depreciation, depletion and amortization)	$246,499	$375,065	$499,802	$709,427

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)

Consolidated Segment Adjusted EBITDA	$187,184	$199,807	$340,112	$408,707
General and administrative	(18,635)	(18,040)	(36,188)	(35,303)
Depreciation, depletion and amortization	(79,145)	(79,801)	(160,028)	(158,069)
Interest expense, net	(7,766)	(7,701)	(15,377)	(15,138)
Income tax expense (benefit)	(6)	(8)	2	(6)
Net income	$81,632	$94,257	$128,521	$200,191

(5)  Includes equity in loss of affiliates for the three and six months ended June 30, 2015 of $22.0 million and $31.4 million, respectively, in the Illinois Basin segment.

(6)  Total assets for Other and Corporate include investments in affiliate of $96.7 million at June 30, 2016.  Total assets at June 30, 2015 for the Illinois Basin segment and Other and Corporate include investments in affiliates of $190.5 million and $31.3 million, respectively.

(7)  Capital expenditures shown above exclude the Patriot acquisition on February 3, 2015 and the MAC acquisition on January 1, 2015.

14.                            SUBSEQUENT EVENTS

On July 26, 2016, we declared a quarterly distribution for the quarter ended June 30, 2016, of $0.55 per unit on all common units outstanding, totaling approximately $32.9 million, payable on August 19, 2016 to all unitholders of record as of August 12, 2016.

On July 26, 2016, the ARLP Partnership declared a quarterly distribution for the quarter ended June 30, 2016, of $0.4375 per unit, on all common units outstanding, totaling approximately $52.4 million, including MGP’s incentive distributions, payable on August 12, 2016 to all unitholders of record as of August 5, 2016.

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

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the second largest coal producer in the eastern U.S.  As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.  The ARLP Partnership operates nine underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. The ARLP Partnership mining complexes include the Hamilton County Coal, LLC longwall mining complex (“Hamilton”), formerly referred to as the White Oak Mine No. 1, in southern Illinois which was acquired on July 31, 2015 (the “White Oak Acquisition” or “Hamilton Acquisition”) by purchasing the remaining equity ownership in White Oak Resources LLC (“White Oak”).  Prior to July 31, 2015, the ARLP Partnership owned a non-controlling, preferred equity interest in White Oak, leased coal reserves to White Oak and owned and operated certain surface facilities at White Oak’s mining complex.

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

•     Illinois Basin reportable segment is comprised of multiple operating segments, including current operating mining complexes a) Webster County Coal, LLC’s Dotiki mining complex; b) Gibson County Coal, LLC’s mining complex, which includes the Gibson North and Gibson South mines; c) White County Coal, LLC’s Pattiki mining complex (“Pattiki”); d) Warrior Coal, LLC’s mining complex (“Warrior”); e) River View Coal, LLC’s mining complex (“River View”) and f) the Hamilton mining complex.

The Illinois Basin reportable segment also includes Hopkins County Coal, LLC’s mining complex, which includes the Elk Creek mine (“Elk Creek”) and Fies property; Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain Sebree reserves; CR Services, LLC; certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC; ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively “UC Coal”).  The Sebree and Fies properties are held by the ARLP Partnership for future mine development.  UC Coal equipment assets acquired in 2015 are being deployed as needed at various Illinois Basin operating mines.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  The Onton and Gibson North mines have been idled since the fourth quarter of 2015 in response to market conditions and continued increases in coal inventories at mine and customer locations.  The Pattiki mining complex is currently expected to cease production by the end of 2016.

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

•     Other and Corporate includes marketing and administrative expenses; Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”) and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD; Alliance Design Group, LLC; ASI’s ownership of aircraft; the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities; coal brokerage activity; the manufacturing and sales (primarily to the ARLP Partnership’s mines) of rock dust by Mid-America Carbonates, LLC; certain activities of Alliance Resource Properties; Pontiki Coal, LLC’s throughput receivables and prior workers’ compensation and pneumoconiosis liabilities; Wildcat Insurance, LLC; Alliance Minerals, LLC (“Alliance Minerals”) and its affiliate, Cavalier Minerals JV, LLC (“Cavalier Minerals”), which holds equity investments in AllDale Minerals, L.P. and AllDale Minerals II, L.P. (collectively “AllDale Minerals”) and AROP Funding, LLC (“AROP Funding”). Please read “Item 1. Financial Statements (Unaudited) – Note 6. Long-term Debt”, “– Note 8. Variable Interest Entities” and “– Note 9. Equity Investment” of this Quarterly Report on Form 10-Q for more information on AROP Funding, Alliance Minerals, Cavalier Minerals and AllDale Minerals.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

We reported net income of $81.6 million for the three months ended June 30, 2016 (“2016 Quarter”) compared to $94.3 million for the three months ended June 30, 2015 (“2015 Quarter”).  The decrease of $12.7 million was principally due to lower revenues, primarily resulting from lower coal sales prices, planned reductions in coal sales and production volumes and lower other sales and operating revenues due to the absence of coal royalty and surface facilities revenues from White Oak, offset in part by reduced equity in loss of affiliates related to White Oak and lower operating expenses at various operations.  Lower coal sale volumes in the 2016 Quarter resulted from idling the Onton and Gibson North mines in the fourth quarter of 2015, the planned depletion of reserves at the Elk Creek mine in the first quarter of 2016 and reduced unit shifts at the River View mine in response to current market conditions, partially offset by additional volumes from the Hamilton mine acquired as part of the White Oak Acquisition.

	Three Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(per ton sold)
Tons sold	7,964	10,481	N/A	N/A
Tons produced	8,363	9,519	N/A	N/A
Coal sales	$422,469	$567,288	$53.05	$54.13
Operating expenses and outside coal purchases	$246,499	$375,067	$30.95	$35.79

Coal sales.  Coal sales decreased $144.8 million or 25.5% to $422.5 million for the 2016 Quarter from $567.3 million for the 2015 Quarter.  The decrease was attributable to a volume variance of $136.2 million resulting from reduced tons sold and a price variance of $8.6 million due to lower average coal sales prices.  Reduced tons sold resulted from planned decreases in production discussed above in response to market conditions.  Average coal sales prices decreased $1.08 per ton sold in the 2016 Quarter to $53.05 compared to $54.13 per ton sold in the 2015 Quarter, primarily as a result of challenging market conditions and lower-priced legacy contracts at the Hamilton mine inherited in the White Oak Acquisition.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases combined decreased 34.3% to $246.5 million for the 2016 Quarter from $375.1 million for the 2015 Quarter primarily as a result of the previously discussed reduction of coal production volumes, a favorable production cost mix due to the ARLP Partnership’s initiative to shift production to lower-cost operations and a build in coal inventory at various mines.  On a per ton basis, operating expenses and outside coal purchases decreased 13.5% to $30.95 per ton sold from $35.79 per ton sold in the 2015 Quarter, due primarily to the lower-cost production mix and higher productivity from the Tunnel Ridge and Gibson South mines.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•     Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 12.3% to $10.75 per ton in the 2016 Quarter from $12.26 per ton in the 2015 Quarter.  This decrease of $1.51 per ton was primarily attributable to the increased mix of lower-cost production discussed above, reduced overtime in response to market conditions and lower medical expenses at various mines;

•     Material and supplies expenses per ton produced decreased 21.0% to $9.32 per ton in the 2016 Quarter from $11.80 per ton in the 2015 Quarter.  The decrease of $2.48 per ton produced resulted primarily from the increased mix of lower-cost production discussed above and related decreases of $0.92 per ton for roof support, $0.63 per ton for contract labor used in the mining process, $0.28 per ton for various preparation plant expenses, $0.28 per ton for certain ventilation expenses, $0.21 per ton for safety related materials and supplies and $0.14 per ton for longwall subsidence expense partially offset by an increase of $0.35 per ton for equipment rentals primarily due to equipment leases assumed at the Hamilton mine;

•     Maintenance expenses per ton produced decreased 32.8% to $2.74 per ton in the 2016 Quarter from $4.08 per ton in the 2015 Quarter.  The decrease of $1.34 per ton produced was primarily due to production variances at certain mines discussed above;

•     Mine administration expenses decreased $3.2 million for the 2016 Quarter compared to the 2015 Quarter, primarily due to reduced Matrix Design operating expenses reflecting lower safety equipment sales offset in part by higher outside services expenses;

•     Production taxes and royalties expenses decreased $13.0 million in the 2016 Quarter compared to the 2015 Quarter primarily as a result of reduced production volumes and lower average coal sales prices; and

•     Operating expenses also benefited from a $3.4 million gain in the 2016 Quarter reflecting a reduction in the estimated value of contingent consideration potentially payable to certain prior owners of the Hamilton mining complex resulting from the Hamilton Acquisition.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increases:

•     Workers’ compensation expenses per ton produced increased to $0.70 per ton in the 2016 Quarter from $0.17 per ton in the 2015 Quarter.  The increase of $0.53 per ton produced resulted primarily from a decrease in the discount rate used to calculate the estimated present value of future obligations and reduced favorable changes in claims development in the 2016 Quarter as compared to the 2015 Quarter.

•     Operating expenses per ton were also impacted by adjustments of $6.6 million to reduce the carrying value of the ARLP Partnership’s coal inventory to market price for the 2016 Quarter offset by certain inventory cost benefits.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, surface facility services and coal royalty revenues received from White Oak prior to the White Oak Acquisition and other outside services.  Other sales and operating revenues decreased to $11.1 million in the 2016 Quarter from $29.6 million in the 2015 Quarter.  The decrease of $18.5 million was primarily due to the absence of coal royalty and surface facilities revenues from White Oak and lower Matrix Design sales offset in part by increased customer payments in lieu of shipments received in the 2016 Quarter of $5.3 million primarily related to certain Illinois Basin coal sales contracts.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased slightly to $79.1 million in the 2016 Quarter from $79.8 million in the 2015 Quarter primarily as a result of idling the Onton and Gibson North mines in the fourth quarter of 2015 as well as reduced production at the Elk Creek mine offset by the addition of the Hamilton mine.

Interest expense.  Interest expense, net of capitalized interest, decreased slightly to $7.8 million in the 2016 Quarter from $8.3 million in the 2015 Quarter primarily due to the repayment of the ARLP Series A senior notes in June 2015 offset in part by increased borrowings under the ARLP revolving credit facility and interest incurred under capital lease obligations during the 2016 Quarter.  Interest payable under the ARLP senior notes, ARLP term loan, ARLP revolving credit facility and capital lease financings is discussed below under “–Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net for the 2016 Quarter includes Cavalier Minerals’ equity investments in AllDale Minerals.  In addition to AllDale Minerals, the 2015 Quarter also includes the equity investments in White Oak.  For the 2016 Quarter, the ARLP Partnership recognized equity in loss of affiliates of $37,000 compared to $22.1 million for the 2015 Quarter.  As discussed above, as a result of the White Oak Acquisition in July 2015, the ARLP Partnership no longer account for the Hamilton mine (formerly White Oak) financial results as an equity investment in the condensed consolidated financials but now consolidate Hamilton in its financial results.  Thus, the decrease in equity in loss of affiliates, net was primarily due to the absence of White Oak’s equity losses in the 2016 Quarter which reflects the change in consolidation accounting for Hamilton beginning in the third quarter of 2015.

Transportation revenues and expenses.  Transportation revenues and expenses were $5.5 million and $7.8 million for the 2016 and 2015 Quarters, respectively.  The decrease of $2.3 million was primarily attributable to a decrease in average transportation rates in the 2016 Quarter, partially offset by increased tonnage for which the ARLP Partnership arranges transportation at certain mines.  The cost of transportation services are passed through to the ARLP Partnership’s customers.  Consequently, it does not realize any gain or loss on transportation revenues.

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate as well as the noncontrolling interest of Cavalier Minerals.  The noncontrolling interest designated as affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership as well as Bluegrass Minerals Management, LLC’s ownership interest in Cavalier Minerals.  The noncontrolling interest designated as non-affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $36.3 million and $33.3 million for the 2016 and 2015 Quarters, respectively.  The increase in net income attributable to noncontrolling interest is due to a greater proportion of the ARLP Partnership’s net income being attributed to its limited partner interests rather than our general partner interest reflecting a decrease in the ARLP Partnership’s managing general partner’s priority distribution to us which resulted from the ARLP Partnership’s lower unit distribution rate of $0.4375 in the 2016 Quarter compared to $0.6625 in the 2015 Quarter, offset in part by a decrease in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above.

Segment Adjusted EBITDA.  Our 2016 Quarter Segment Adjusted EBITDA decreased $12.6 million, or 6.3%, to $187.2 million from the 2015 Quarter Segment Adjusted EBITDA of $199.8 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Three Months Ended June 30,
	2016	2015	Increase/(Decrease)
		(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$137,716	$150,259	$(12,543)	(8.3)%
Appalachia	47,110	45,547	1,563	3.4%
Other and Corporate	5,271	7,158	(1,887)	(26.4)%
Elimination	(2,913)	(3,157)	244	7.7%
Total Segment Adjusted EBITDA (1)	$187,184	$199,807	$(12,623)	(6.3)%

Tons sold
Illinois Basin	5,509	7,739	(2,230)	(28.8)%
Appalachia	2,455	2,742	(287)	(10.5)%
Other and Corporate	288	812	(524)	(64.5)%
Elimination	(288)	(812)	524	64.5%
Total tons sold	7,964	10,481	(2,517)	(24.0)%

Coal sales
Illinois Basin	$285,275	$401,777	$(116,502)	(29.0)%
Appalachia	135,618	162,382	(26,764)	(16.5)%
Other and Corporate	13,524	38,032	(24,508)	(64.4)%
Elimination	(11,948)	(34,903)	22,955	65.8%
Total coal sales	$422,469	$567,288	$(144,819)	(25.5)%

Other sales and operating revenues
Illinois Basin	$6,616	$19,032	$(12,416)	(65.2)%
Appalachia	918	1,909	(991)	(51.9)%
Other and Corporate	7,948	13,423	(5,475)	(40.8)%
Elimination	(4,392)	(4,813)	421	8.7%
Total other sales and operating revenues	$11,090	$29,551	$(18,461)	(62.5)%

Segment Adjusted EBITDA Expense
Illinois Basin	$154,175	$248,569	$(94,394)	(38.0)%
Appalachia	89,426	118,744	(29,318)	(24.7)%
Other and Corporate	16,165	44,137	(27,972)	(63.4)%
Elimination	(13,428)	(36,560)	23,132	63.3%
Total Segment Adjusted EBITDA Expense (1)	$246,338	$374,890	$(128,552)	(34.3)%

(1)      For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable generally accepted accounting principles (“GAAP”) financial measures, please see below under “—Reconciliation of non-GAAP “Segment Adjusted EBITDA” to GAAP “net income” and reconciliation of non-GAAP “Segment Adjusted EBITDA Expense” to GAAP “Operating Expenses.”

Illinois Basin – Segment Adjusted EBITDA decreased 8.3% to $137.7 million in the 2016 Quarter from $150.3 million in the 2015 Quarter.  The decrease of $12.6 million was primarily attributable to reduced sales and production volumes as well as the absence of coal royalty and surface facilities revenues from White Oak in the 2016 Quarter, partially offset by payments in lieu of shipments received from customers in the 2016 Quarter, reduced operating expenses and the absence of losses in the 2016 Quarter related to the ARLP Partnership’s equity ownership in White Oak prior to the White Oak Acquisition.  Coal sales decreased 29.0% to $285.3 million compared to $401.8 million in the 2015 Quarter.  The decrease of $116.5 million primarily reflects decreased tons sold resulting from idling the Onton and Gibson North mines in the fourth quarter of 2015, the planned depletion of reserves at the Elk Creek mine in the first quarter of 2016 and reduced unit shifts at the River View mine, partially offset by additional volumes from the Hamilton mine, which the ARLP Partnership acquired in July 2015.  Segment Adjusted EBITDA Expense decreased 38.0% to $154.2 million in the 2016 Quarter from $248.6 million in the 2015 Quarter due to reduced production as discussed above and a build in coal inventory at the Gibson South and River View mines.  Segment Adjusted EBITDA Expense per ton decreased $4.13 per ton sold to $27.99 in the 2016 Quarter from $32.12 per ton sold in the 2015 Quarter, primarily as a result of improved productivity and recoveries at the Gibson South mine, increased recoveries at the Warrior mine, the previously discussed favorable production cost mix and the addition of lower-cost longwall production from the Hamilton mine, as well as certain cost decreases described above under “–Operating expenses and outside coal purchases.”

Appalachia – Segment Adjusted EBITDA increased 3.4% to $47.1 million for the 2016 Quarter from $45.5 million in the 2015 Quarter.  The increase of $1.6 million was primarily attributable to reduced Segment Adjusted EBITDA Expense, which decreased 24.7% to $89.4 million in the 2016 Quarter from $118.7 million in the 2015 Quarter due to a favorable production cost mix among the Appalachia mines. The expense benefits were partially offset by lower coal sales, which decreased 16.5% to $135.6 million in the 2016 Quarter compared to $162.4 million in the 2015 Quarter.  The coal sales decrease of $26.8 million primarily reflects the scale back of production at the MC Mining and Mettiki mines, an inventory build at the Tunnel Ridge mine and lower average coal sales prices, which decreased 6.7% to $55.24 per ton sold compared to $59.22 per ton sold in the 2015 Quarter, as a result of weak coal demand and excessive customer stockpiles.  Segment Adjusted EBITDA Expense per ton decreased $6.88 per ton sold to $36.43 compared to $43.31 per ton sold in the 2015 Quarter, due to increased production and sales volumes at the Tunnel Ridge mine resulting from improved recoveries and fewer longwall move days as well as certain other cost decreases described above under “–Operating expenses and outside coal purchases,” offset in part by lower recoveries at the MC Mining operation.

Other and Corporate – In the 2016 Quarter, Segment Adjusted EBITDA decreased $1.9 million and coal sales and other sales and operating revenues decreased $30.0 million compared to the 2015 Quarter.  Segment Adjusted EBITDA Expense decreased to $16.2 million for the 2016 Quarter compared to $44.1 million for the 2015 Quarter.  These decreases primarily resulted from decreased safety equipment sales by Matrix Design, reduced transloading activity at the Mt. Vernon facility and reduced intercompany coal brokerage activity.

Elimination – Segment Adjusted EBITDA Expense eliminations decreased in the 2016 Quarter to $13.4 million from $36.6 million in the 2015 Quarter and coal sales eliminations decreased to $11.9 million from $34.9 million, respectively, reflecting reduced intercompany coal brokerage activity.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

We reported net income of $128.5 million for the six months ended June 30, 2016 (“2016 Period”) compared to $200.2 million for the six months ended June 30, 2015 (“2015 Period”). This decrease of $71.7 million was principally due to planned reductions in coal sales and production volumes, lower coal sales prices and lower other sales and operating revenues due to the absence of coal royalty and surface facilities revenues from White Oak, offset in part by reduced operating expenses at various operations and equity in loss of affiliates related to White Oak.

Lower volumes in the 2016 Period resulted from idling the Onton and Gibson North mines in the fourth quarter of 2015, the planned depletion of reserves at the Elk Creek mine in the 2016 Period and reduced unit shifts at the River View and MC Mining mines in response to current market conditions, partially offset by additional volumes from the Hamilton mine acquired in the White Oak Acquisition.

	Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(per ton sold)
Tons sold	15,420	19,982	N/A	N/A
Tons produced	17,247	20,021	N/A	N/A
Coal sales	$823,761	$1,085,027	$53.42	$54.30
Operating expenses and outside coal purchases	$499,802	$ 709,751	$32.41	$35.52

Coal sales.  Coal sales decreased $261.3 million or 24.1% to $823.8 million for the 2016 Period from $1.1 billion for the 2015 Period.  The decrease was attributable to a volume variance of $247.7 million resulting from reduced tons sold as discussed above and a price variance of $13.6 million due to lower average coal sales prices.  Average coal sales prices decreased $0.88 per ton sold in the 2016 Period to $53.42 compared to $54.30 per ton sold in the 2015 Period, primarily due to lower average prices at certain mines, particularly at the Tunnel Ridge and MC Mining operations, as a result of challenging market conditions and lower-priced legacy contracts at the Hamilton mine inherited in the White Oak Acquisition.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases combined decreased 29.6% to $499.8 million for the 2016 Period from $709.8 million for the 2015 Period primarily as a result of the previously discussed reductions to coal production volumes, favorable production cost mix and a build in coal inventory at various mines.  On a per ton basis, operating expenses and outside coal purchases decreased 8.8% to $32.41 per ton sold from $35.52 per ton sold in the 2015 Period, due primarily to the lower-cost production mix and higher productivity from the Tunnel Ridge and Gibson South mines.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                 Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 5.9% to $11.21 per ton in the 2016 Period from $11.91 per ton in the 2015 Period.  This decrease of $0.70 per ton was primarily attributable to the increased mix of lower-cost production discussed above, reduced overtime in response to market conditions and lower medical expenses at various mines;

•                 Material and supplies expenses per ton produced decreased 17.3% to $9.69 per ton in the 2016 Period from $11.72 per ton in the 2015 Period.  The decrease of $2.03 per ton produced resulted primarily from the increased mix of lower-cost production discussed above and related decreases of $0.95 per ton for roof support, $0.66 per ton for contract labor used in the mining process, $0.25 per ton for various preparation plant expenses, $0.23 per ton for certain ventilation expenses and $0.16 per ton for safety related materials and supplies partially offset by an increase of $0.33 per ton for equipment rentals primarily due to equipment leases assumed at the Hamilton mine;

•                 Maintenance expenses per ton produced decreased 20.1% to $3.14 per ton in the 2016 Period from $3.93 per ton in the 2015 Period.  The decrease of $0.79 per ton produced was primarily due to production variances at certain mines discussed above;

•                 Production taxes and royalties expenses incurred as a percentage of coal sales prices and volumes decreased $0.10 per produced ton sold in the 2016 Period compared to the 2015 Period primarily as a result of lower excise taxes per ton resulting from a favorable state production mix and lower average coal sales prices as discussed above; and

•                 Operating expenses also benefited from a $3.4 million gain in the 2016 Period reflecting a reduction in the estimated value of contingent consideration potentially payable to certain prior owners of the Hamilton mining complex resulting from the Hamilton Acquisition.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increases:

•                 Workers’ compensation expenses per ton produced increased to $0.66 per ton in the 2016 Period from $0.34 per ton in the 2015 Period.  The increase of $0.32 per ton produced resulted primarily from increased accruals at various operations, a decrease in the discount rate used to calculate the estimated present value of future obligations and reduced favorable changes in claims development in the 2016 Period as compared to the 2015 Period.

•                 Operating expenses per ton were also impacted by adjustments of $18.9 million to reduce the carrying value of the ARLP Partnership’s coal inventory to market price for the 2016 Period offset by certain inventory cost benefits.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, surface facility services and coal royalty revenues received from White Oak prior to the White Oak Acquisition and other outside services.  Other sales and operating revenues decreased to $16.0 million in the 2016 Period from $65.0 million in the 2015 Period.  The decrease of $49.0 million was primarily due to the absence of coal royalty and surface facilities revenues from White Oak and lower Matrix Design sales.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased slightly to $160.0 million for the 2016 Period compared to $158.1 million for the 2015 Period primarily as a result of the addition of the Hamilton mine partially offset by the impact of idling the Onton and Gibson North mines in the fourth quarter of 2015 and reduced production at the Elk Creek mine.

Interest expense.  Interest expense, net of capitalized interest, decreased slightly to $15.4 million in the 2016 Period from $16.3 million in the 2015 Period primarily due to the repayment of the ARLP Series A senior notes in June 2015 offset in part by increased borrowings under the ARLP revolving credit facility and interest incurred under capital lease obligations during the 2016 Period.  Interest payable under the ARLP senior notes, ARLP term loan, ARLP revolving credit facility and capital lease financings is discussed below under “–Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net for the 2016 Period includes Cavalier Minerals’ equity investments in AllDale Minerals.  In addition to AllDale Minerals, the 2015 Period also includes the equity investments in White Oak.  For the 2016 Period, the ARLP Partnership recognized equity in loss of affiliates of $64,000 compared to $31.8 million for the 2015 Period.  As discussed above, as a result of the White Oak Acquisition in July 2015, the ARLP Partnership no longer accounts for the Hamilton mine (formerly White Oak) financial results as an equity investment in its condensed consolidated financials but now consolidates Hamilton in its financial results.  Thus, the decrease in equity in loss of affiliates, net was primarily due to the absence of White Oak’s equity losses in the 2016 Period which reflects the change in consolidation accounting for Hamilton beginning in the third quarter of 2015.

Transportation revenues and expenses.  Transportation revenues and expenses were $12.0 million and $14.9 million for the 2016 and 2015 Periods, respectively.  The decrease of $2.9 million was primarily attributable to a decrease in average transportation rates in the 2016 Period, partially offset by increased tonnage for which the ARLP Partnership arranges transportation at certain mines.  The cost of transportation services are passed through to its customers.  Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate as well as the noncontrolling interest of Cavalier Minerals.  The noncontrolling interest designated as affiliate represents SGP’s 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership as well as Bluegrass Minerals Management, LLC’s ownership interest in Cavalier Minerals.  The noncontrolling interest designated as non-affiliates represents the limited partners’ interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $52.3 million and $73.7 million for the 2016 and 2015 Periods, respectively.  The decrease in net income attributable to noncontrolling interest is due to the decrease in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above and offset in part by a greater proportion of the ARLP Partnership’s net income being attributed to its limited partner interests rather than our general partner interest reflecting a decrease in ARLP’s managing general partner’s priority distribution to us resulting from the ARLP Partnership’s lower unit distribution rate of $0.4375 in each of the quarters in the 2016 Period compared to $0.6625 and $0.6750 for each quarter, respectively in the 2015 Period.

Segment Adjusted EBITDA.  Our 2016 Period Segment Adjusted EBITDA decreased $68.6 million, or 16.8%, to $340.1 million from the 2015 Period Segment Adjusted EBITDA of $408.7 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Six Months Ended June 30,
	2016	2015	Increase/(Decrease)
		(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$250,052	$298,297	$(48,245)	(16.2)%
Appalachia	86,492	101,380	(14,888)	(14.7)%
Other and Corporate	9,395	15,269	(5,874)	(38.5)%
Elimination	(5,827)	(6,239)	412	6.6%
Total Segment Adjusted EBITDA (1)	$340,112	$408,707	$(68,595)	(16.8)%

Tons sold
Illinois Basin	11,039	14,858	(3,819)	(25.7)%
Appalachia	4,381	5,116	(735)	(14.4)%
Other and Corporate	655	1,698	(1,043)	(61.4)%
Elimination	(655)	(1,690)	1,035	61.2%
Total tons sold	15,420	19,982	(4,562)	(22.8)%

Coal sales
Illinois Basin	$567,964	$770,066	$(202,102)	(26.2)%
Appalachia	250,962	308,268	(57,306)	(18.6)%
Other and Corporate	30,822	79,350	(48,528)	(61.2)%
Elimination	(25,987)	(72,657)	46,670	64.2%
Total coal sales	$823,761	$1,085,027	$(261,266)	(24.1)%

Other sales and operating revenues
Illinois Basin	$7,342	$38,042	$(30,700)	(80.7)%
Appalachia	1,972	9,671	(7,699)	(79.6)%
Other and Corporate	15,548	26,988	(11,440)	(42.4)%
Elimination	(8,897)	(9,737)	840	8.6%
Total other sales and operating revenues	$15,965	$64,964	$(48,999)	(75.4)%

Segment Adjusted EBITDA Expense
Illinois Basin	$325,254	$478,433	$(153,179)	(32.0)%
Appalachia	166,442	216,559	(50,117)	(23.1)%
Other and Corporate	36,911	90,620	(53,709)	(59.3)%
Elimination	(29,057)	(76,156)	47,099	61.8%
Total Segment Adjusted EBITDA Expense (1)	$499,550	$709,456	$(209,906)	(29.6)%

(1)        For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under “—Reconciliation of non-GAAP “Segment Adjusted EBITDA” to GAAP “net income” and reconciliation of non-GAAP “Segment Adjusted EBITDA Expense” to GAAP “Operating Expenses.”

Illinois Basin – Segment Adjusted EBITDA decreased 16.2% to $250.1 million in the 2016 Period from $298.3 million in the 2015 Period.  The decrease of $48.2 million was primarily attributable to reduced sales and production volumes as well as the absence of coal royalty and surface facilities revenues from White Oak in the 2016 Period, partially offset by payments of $6.5 million in lieu of shipments received from customers in the 2016 Period, reduced operating expenses and the absence of losses in the 2016 Period related to the ARLP Partnership’s equity ownership in White Oak prior to the White Oak Acquisition.  Coal sales decreased 26.2% to $568.0 million compared to $770.1 million in the 2015 Period.  The decrease of $202.1 million primarily reflects the previously discussed reduction of coal sales and production volumes at the Onton, Gibson North, Elk Creek and River View mines, partially offset by additional volumes from the Hamilton mine, which the ARLP Partnership acquired in July 2015.  Also impacting the 2016 Period were lower average coal sales prices which decreased 0.7% to $51.45 per ton sold compared to $51.83 per ton sold in the 2015 Period as a result of challenging market conditions and lower-priced legacy contracts at the Hamilton mine inherited in the White Oak Acquisition.  Segment Adjusted EBITDA Expense decreased 32.0% to $325.3 million in the 2016 Period from $478.4 million in the 2015 Period due to reduced production as discussed above and a build in coal inventory at various mines.  Segment Adjusted EBITDA Expense per ton decreased $2.74 per ton sold to $29.46 in the 2016 Period from $32.20 per ton sold in the 2015 Period, primarily as a result of a favorable production cost mix in the 2016 Period due to reducing production from higher-cost per ton operations, improved recoveries at the Gibson South and Warrior mines and the addition of lower-cost longwall production from the Hamilton mine, as well as certain cost decreases described above under “–Operating expenses and outside coal purchases.”

Appalachia – Segment Adjusted EBITDA decreased 14.7% to $86.5 million for the 2016 Period from $101.4 million in the 2015 Period.  The decrease of $14.9 million was primarily attributable to lower tons sold, which decreased 14.4% to 4.4 million tons sold in the 2016 Period, lower average coal sales prices of $57.28 per ton sold during the 2016 Period compared to $60.26 per ton sold in the 2015 Period and the receipt in the 2015 Period of certain customer payments in lieu of shipments.  Coal sales decreased 18.6% to $251.0 million in the 2016 Period compared to $308.3 million in the 2015 Period.  The decrease of $57.3 million was primarily due to lower average coal sales prices at the MC Mining and Tunnel Ridge mines and reduced sales volumes across the region.  Segment Adjusted EBITDA Expense decreased 23.1% to $166.4 million in the 2016 Period from $216.6 million in the 2015 Period, primarily due to reduced sales volumes and a favorable production cost mix.  Segment Adjusted EBITDA Expense per ton decreased $4.34 per ton sold to $37.99 compared to $42.33 per ton sold in the 2015 Period, due to increased production volumes at the Tunnel Ridge mine resulting from improved productivity and fewer longwall move days, lower selling expenses and inventory charges at the Tunnel Ridge and MC Mining mines as well as certain other cost decreases described above under “–Operating expenses and outside coal purchases,” offset in part by lower recoveries across the region.

Other and Corporate – In the 2016 Period, Segment Adjusted EBITDA decreased $5.9 million and coal sales and other sales and operating revenues decreased $60.0 million compared to the 2015 Period.  Segment Adjusted EBITDA Expense decreased to $36.9 million for the 2016 Period compared to $90.6 million for the 2015 Period.  These decreases primarily resulted from decreased safety equipment sales by Matrix Design, reduced transloading activity at our Mt.Vernon facility and reduced intercompany coal brokerage activity.

Elimination – Segment Adjusted EBITDA Expense eliminations decreased in the 2016 Period to $29.1 million from $76.2 million in the 2015 Period and coal sales eliminations decreased to $26.0 million from $72.7 million, respectively, reflecting reduced intercompany coal brokerage activity.

Reconciliation of non-GAAP “Segment Adjusted EBITDA” to GAAP “net income” and reconciliation of non-GAAP “Segment Adjusted EBITDA Expense” to GAAP “Operating Expenses”

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)

Segment Adjusted EBITDA	$187,184	$199,807	$340,112	$408,707
General and administrative	(18,635)	(18,040)	(36,188)	(35,303)
Depreciation, depletion and amortization	(79,145)	(79,801)	(160,028)	(158,069)
Interest expense, net	(7,766)	(7,701)	(15,377)	(15,138)
Income tax expense (benefit)	(6)	(8)	2	(6)
Net income	$81,632	$94,257	$128,521	$200,191

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.  Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)

Segment Adjusted EBITDA Expense	$246,338	$374,890	$499,550	$709,456
Outside coal purchases	-	(2)	-	(324)
Other income	161	177	252	295
Operating expenses (excluding depreciation, depletion and amortization)	$246,499	$375,065	$499,802	$709,427

Liquidity and Capital Resources

Liquidity

Our only cash generating assets are limited partnership and general partnership interests in the ARLP Partnership, including incentive distribution rights, from which we receive quarterly distributions.  We rely on distributions from the ARLP Partnership to fund our cash requirements.

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures, equity investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and sale-leaseback transactions.  The ARLP Partnership believes that existing cash balances, future cash flows from operations, borrowings under credit facilities, sale-leaseback transactions and cash provided from the issuance of debt or equity will be sufficient to meet its working capital requirements, capital expenditures and additional equity investments, debt payments, commitments and distribution payments.  Nevertheless, the ARLP Partnership’s ability to satisfy its working capital requirements, to fund planned capital expenditures and equity investments, to service its debt obligations or to pay distributions will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, as well as other financial and business factors, some of which are beyond the ARLP Partnership’s control.  Based on the ARLP Partnership’s recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that the ARLP Partnership expects to have available, it does not anticipate any constraints to its liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash Flows

Cash provided by operating activities was $210.8 million for the 2016 Period compared to $337.7 million for the 2015 Period.  The decrease in cash provided by operating activities was primarily due to a decrease in net income as adjusted for non-cash items for the 2016 Period, a greater increase in trade receivables during the 2016 Period compared to the 2015 Period and increased growth in coal inventories during the 2016 Period, offset in part by a greater decrease in payroll and related benefits accruals during the 2015 Period compared to the 2016 Period.

Net cash used in investing activities was $91.0 million for the 2016 Period compared to $177.6 million for the 2015 Period.  The decrease in cash used in investing activities was primarily attributable to lower capital expenditures for mine infrastructure and equipment at various mines and the absence of acquisition activity in the 2016 Period.  Reduced capital expenditures for mining equipment reflects in part deployment efforts for used mining equipment acquired through acquisitions in 2015 and continued re-deployment of equipment from the ARLP Partnership’s recently idled mines previously discussed.

Net cash used in financing activities was $103.1 million for the 2016 Period compared to $140.8 million for the 2015 Period.  The decrease in cash used in financing activities was primarily attributable to repayment of the ARLP Series A Senior Notes in the 2015 Period, a decrease in payments under the ARLP revolving credit facility during the 2016 Period, proceeds received from sale-leaseback transactions in the 2016 Period, an increase in borrowings under the ARLP securitization facility and reduced distributions paid to partners in the 2016 Period, partially offset by an increase in payments under the ARLP securitization facility and ARLP term loan during the 2016 Period and reduced borrowings under the ARLP revolving credit facility during the 2016 Period.

Capital Expenditures

Capital expenditures decreased to $48.6 million in the 2016 Period from $107.8 million in the 2015 Period for reasons discussed above.

The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2016 are estimated in a range of $100.0 million to $110.0 million, which includes expenditures for infrastructure projects and maintenance capital at various mines.  In addition to these capital expenditures, the ARLP Partnership anticipates funding in 2016 investments of approximately $80.0 million to $85.0 million related to its commitment to acquire oil and gas mineral interests.  Management anticipates funding remaining 2016 capital requirements with cash and cash equivalents ($50.4 million as of June 30, 2016), cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Debt Obligations

ARLP Credit Facility.  On May 23, 2012, the Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “ARLP Revolving Credit Facility”) of $700.0 million and a term loan (the “ARLP Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the ARLP Revolving Credit Facility and ARLP Term Loan are referred to as the “ARLP Credit Facility”).  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at the ARLP Partnership’s election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The ARLP Partnership has elected a Eurodollar Rate which, with applicable margin, was 2.12% on borrowings outstanding as of June 30, 2016.  The ARLP Credit Facility matures on May 23, 2017, at which time all amounts then outstanding are required to be repaid.  The ARLP Partnership’s management is currently finalizing plans to extend the ARLP Revolving Credit Facility, the cost and availability of which could be impacted by weakness in the energy sector in general and coal in particular.  Interest is payable quarterly, with principal of the ARLP Term Loan due as follows: for each quarter commencing June 30, 2014 and ending March 31, 2016, quarterly principal payments in an amount per quarter equal to 2.50% of the aggregate amount of the ARLP Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the ARLP Term Loan advances outstanding; and the remaining balance of the ARLP Term Loan advances at maturity.  In June 2014, the ARLP Partnership began making quarterly principal payments on the ARLP Term Loan, leaving a balance of $150.0 million at June 30, 2016.  The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change of control” (as defined in the Credit Agreement), the unpaid principal amount of the ARLP Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.  On October 16, 2015 the ARLP Revolving Credit Facility was amended to increase the baskets for permitted other unsecured debt and capital lease obligations and for annual sale-leaseback arrangements.

At June 30, 2016, the ARLP Partnership had borrowings of $450.0 million and $5.9 million of letters of credit outstanding with $244.1 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

ARLP Series B Senior Notes.  On June 26, 2008, the ARLP Partnership issued under the 2008 Note Purchase Agreement $145.0 million of Series B senior notes (“ARLP Series B Notes”), which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

The ARLP Series B Notes and the ARLP Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.37 to 1.0 and 22.7 to 1.0, respectively, for the trailing twelve months ended June 30, 2016.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2016.

ARLP Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of the Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility (“ARLP Securitization Facility”) providing additional liquidity and funding.  Under the ARLP Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  It was renewed in December 2015 and matures in December 2016.  On February 24, 2016 the facility was amended to include additional subsidiaries as sellers of trade receivables, thereby increasing availability under the facility.  At June 30, 2016, the ARLP Partnership had $87.5 million outstanding under the ARLP Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals entered into a credit agreement (the “Cavalier Credit Agreement”) with Mineral Lending, LLC (“Mineral Lending”) for a $100.0 million line of credit (the “Cavalier Credit Facility”).  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or 50% of Cavalier Minerals’ excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, then owned or later acquired, in AllDale Minerals.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of June 30, 2016, Cavalier Minerals’ had not drawn on the Cavalier Credit Facility.

Equipment Financing Agreements.  On October 29, 2015, the ARLP Partnership entered into a sale-leaseback transaction for certain mining equipment and received $100.0 million in proceeds.  The lease agreement for the equipment has a four-year term with an initial monthly rent of $1.9 million.  A balloon payment equal to 20% of the equipment cost is due at the end of the lease term.  On June 29, 2016, the ARLP Partnership entered into additional sale-leaseback transactions for certain mining equipment and received $33.9 million in proceeds.  The lease agreements have terms ranging from three to four years with initial monthly rentals totaling $0.7 million.  Balloon payments equal to 20% of the equipment cost under lease are due at the end of each lease term.

Other.  In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers’ compensation benefits.  At June 30, 2016, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with us, SGP and our respective affiliates. These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, mineral and equipment leases with SGP and its affiliates, and agreements relating to the use of aircraft.  The ARLP Partnership has also had transactions with WKY CoalPlay, LLC (“WKY CoalPlay”) regarding three mineral leases and Bluegrass Minerals Management, LLC (“Bluegrass Minerals”) and, through Cavalier Minerals, AllDale Minerals to support the acquisition of oil and gas mineral interests.  For more information regarding WKY CoalPlay, AllDale Minerals and Bluegrass Minerals, please read “Item 1. Financial Statements (Unaudited) – Note 8. Variable Interest Entities” and “– Note 9. Equity Investment” of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2015, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning related-party transactions.

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

Interest Rate Risk

Borrowings under the ARLP Revolving Credit Facility, ARLP Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, the ARLP Partnership has interest rate exposure.  Historically, the ARLP Partnership’s earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $450.0 million in borrowings under the ARLP Revolving Credit Facility, $150.0 million outstanding under the ARLP Term Loan and $87.5 million in borrowings under the ARLP Securitization Facility at June 30, 2016.  The ARLP Partnership’s management is currently finalizing plans to extend the ARLP Revolving Credit Facility, which will likely result in a modest increase in the cost of borrowing.  A one percentage point increase in the interest rates related to the ARLP Revolving Credit Facility, ARLP Term Loan and ARLP Securitization Facility would result in an annualized increase in 2016 interest expense of $6.9 million, based on interest rate and borrowing levels at June 30, 2016.  With respect to the ARLP Partnership’s fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $2.8 million in the estimated fair value of these borrowings.

As of June 30, 2016, the estimated fair value of the ARLP Debt Arrangements was approximately $844.6 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership’s current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2016.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.                                        CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2016.

During the quarterly period ended June 30, 2016, other than changes that have resulted from the ARLP Partnership’s purchase of the remaining equity of White Oak Resources LLC (“White Oak”) as described below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 31, 2015 (the “Hamilton Acquisition Date”) the ARLP Partnership’s subsidiary, Hamilton County Coal, LLC (“Hamilton”), acquired the remaining Series A and B Units, representing 60% of the voting interests in White Oak.  As of the Hamilton Acquisition Date, the ARLP Partnership owned 100% of the equity interests in White Oak and assumed operating control of White Oak Mine No. 1 (now known as Hamilton Mine No. 1) and began accounting for White Oak on a consolidated basis.  The ARLP Partnership has completed its evaluation of the business, internal controls and processes of Hamilton and has made various changes to their operating and organizational structures based on its business plan.  The ARLP Partnership has implemented its internal control structure over the acquired business beginning on July 1, 2016.

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

•     continuation or worsening of depressed oil and gas prices adversely affecting the ARLP Partnership’s investments in oil and gas mineral interests through Cavalier Minerals;

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

31.1

Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 5, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 5, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 5, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated August 5, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2016 filed in XBRL).

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

(1) Denotes Alliance Resource Partners, L.P. filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 5, 2016.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign
on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer