Form 10-Q
period 2016-09-30
Alliance Holdings GP, L.P.
filed 2016-11-08
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, 59,863,000 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,876	$38,678
Trade receivables	146,209	122,875
Other receivables	492	696
Due from affiliates	32	38
Inventories, net	89,904	121,081
Advance royalties, net	2,016	6,820
Prepaid expenses and other assets	18,240	29,890
Total current assets	282,769	320,078
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,994,420	3,044,260
Less accumulated depreciation, depletion and amortization	(1,352,117)	(1,243,985)
Total property, plant and equipment, net	1,642,303	1,800,275
OTHER ASSETS:
Advance royalties, net	30,872	21,295
Equity investments in affiliates	128,051	64,509
Goodwill	136,399	136,399
Other long-term assets	28,411	23,960
Total other assets	323,733	246,163
TOTAL ASSETS	$2,248,805	$2,366,516

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$63,797	$84,058
Due to affiliates	44	129
Accrued taxes other than income taxes	22,016	15,621
Accrued payroll and related expenses	43,396	37,031
Accrued interest	2,607	306
Workers’ compensation and pneumoconiosis benefits	8,701	8,688
Current capital lease obligations	27,035	19,764
Other current liabilities	15,420	18,929
Current maturities, long-term debt, net	509,155	238,086
Total current liabilities	692,171	422,612
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	144,949	579,420
Pneumoconiosis benefits	62,529	60,077
Accrued pension benefit	38,239	39,031
Workers’ compensation	50,051	47,486
Asset retirement obligations	124,925	122,434
Long-term capital lease obligations	92,376	80,150
Other liabilities	13,647	21,174
Total long-term liabilities	526,716	949,772
Total liabilities	1,218,887	1,372,384

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. ("AHGP") Partners’ Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	568,736	567,259
Accumulated other comprehensive loss	(14,676)	(14,875)
Total AHGP Partners’ Capital	554,060	552,384
Noncontrolling interests	475,858	441,748
Total Partners’ Capital	1,029,918	994,132
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,248,805	$2,366,516

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

SALES AND OPERATING REVENUES:
Coal sales	$533,817	$547,466	$1,357,578	$1,632,493
Transportation revenues	7,692	9,395	19,732	24,323
Other sales and operating revenues	10,457	9,481	26,422	74,445
Total revenues	551,966	566,342	1,403,732	1,731,261

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	347,711	336,527	847,513	1,045,954
Transportation expenses	7,692	9,395	19,732	24,323
Outside coal purchases	1,514	2	1,514	326
General and administrative	18,987	18,356	55,175	53,659
Depreciation, depletion and amortization	80,612	84,661	240,640	242,730
Asset impairment	—	10,695	—	10,695
Total operating expenses	456,516	459,636	1,164,574	1,377,687

INCOME FROM OPERATIONS	95,450	106,706	239,158	353,574
Interest expense (net of interest capitalized for the three and nine months ended September 30, 2016 and 2015 of $47, $152, $320 and $518, respectively)	(8,001)	(7,352)	(23,386)	(23,626)
Interest income	3	286	11	1,422
Equity in income (loss) of affiliates, net	1,105	(17,221)	1,041	(49,049)
Other income	293	455	545	750

INCOME BEFORE INCOME TAXES	88,850	82,874	217,369	283,071

INCOME TAX EXPENSE	6	12	4	18

NET INCOME	88,844	82,862	217,365	283,053
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(40,337)	(26,765)	(92,643)	(100,476)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. ("NET INCOME OF AHGP")	$48,507	$56,097	$124,722	$182,577

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.81	$0.94	$2.08	$3.05

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.55	$0.96	$2.06	$2.8125

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET INCOME	$88,844	$82,862	$217,365	$283,053

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of net actuarial loss (1)	787	839	2,365	2,516
Total defined benefit pension plan adjustments	787	839	2,365	2,516

Pneumoconiosis benefits
Amortization of net actuarial gain (1)	(660)	(113)	(1,982)	(338)
Total pneumoconiosis benefits adjustments	(660)	(113)	(1,982)	(338)

OTHER COMPREHENSIVE INCOME	127	726	383	2,178

COMPREHENSIVE INCOME	88,971	83,588	217,748	285,231

Less: Comprehensive income attributable to noncontrolling interests	(40,410)	(27,178)	(92,827)	(101,691)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$48,561	$56,410	$124,921	$183,540

(1)	Amortization of net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 10 and 12 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:	$491,960	$527,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(70,267)	(159,182)
Decrease in accounts payable and accrued liabilities	(7,965)	(3,093)
Proceeds from sale of property, plant and equipment	756	1,519
Purchases of equity investments in affiliates	(65,367)	(47,624)
Payments for acquisitions of businesses, net of cash acquired	(1,011)	(74,953)
Payment for acquisition of customer contracts	(23,000)	—
Advances/loans to affiliate	—	(7,300)
Other	2,167	1,807
Net cash used in investing activities	(164,687)	(288,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	44,600	6,500
Payments under securitization facility	(27,700)	(6,500)
Payments on term loan	(106,250)	(20,319)
Borrowings under revolving credit facilities	140,000	463,000
Payments under revolving credit facilities	(215,000)	(200,000)
Payment on long-term debt	—	(205,000)
Proceeds on capital lease transactions	33,881	—
Payments on capital lease obligations	(17,769)	(994)
Contributions to consolidated company from affiliate noncontrolling interest	2,557	1,483
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(1,336)	(2,719)
Distributions paid by consolidated partnership to noncontrolling interests	(69,680)	(87,623)
Distributions paid to Partners	(123,318)	(168,365)
Other	(60)	(5,583)
Net cash used in financing activities	(340,075)	(226,120)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,802)	12,264

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,678	28,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,876	$40,538

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,194	$20,164
Cash paid for income taxes	$7	$14

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$4,669	$12,561
Assets acquired by capital lease	$37,089	$—
Market value of ARLP common units issued under ARLP’s Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$3,642	$7,389
Acquisition of businesses:
Fair value of assets assumed	$1,011	$497,790
Contingent consideration	—	(20,407)
Settlement of pre-existing relationships	—	(119,663)
Previously held equity-method investment	—	(104,931)
Cash paid, net of cash acquired	(1,011)	(74,953)
Fair value of liabilities assumed	$—	$177,836

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

•	References to "AGP" mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., also referred to as our general partner.
•	References to "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P.
•	References to "SGP" mean Alliance Resource GP, LLC, the special general partner of Alliance Resource Partners, L.P.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
•	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the mining operations of Alliance Resource Operating Partners, L.P.

Organization and Formation

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "AHGP."  We own directly and indirectly 100% of the members' interest in MGP, ARLP's managing general partner.  The ARLP Partnership is a diversified producer and marketer of coal to major United States ("U.S.") utilities and industrial users.  ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership.  ARLP and the Intermediate Partnership were formed in May 1999, to acquire upon completion of ARLP's initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc. ("ARH"), a Delaware corporation.  We and ARH, through its wholly-owned subsidiary, SGP, maintain general partner interests in ARLP and the Intermediate Partnership.  ARH is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP as well as the President and Chief Executive Officer and a Director of MGP, and Kathleen S. Craft.  SGP, a Delaware limited liability company, is owned by ARH and holds a 0.01% general partner interest in each of ARLP and the Intermediate Partnership.

We are owned 100% by limited partners.  Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and operations and those of MGP, ARLP (a variable interest entity of which AHGP is the primary beneficiary), ARLP’s consolidated Intermediate Partnership and the Intermediate Partnership’s operating subsidiaries and present the financial position as of September 30, 2016 and December 31, 2015, the results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the cash flows for the nine months ended September 30, 2016 and 2015.

ARLP and its consolidated subsidiaries represent virtually all the net assets and operations of AHGP.  All intercompany transactions and accounts have been eliminated.  See Note 8 – Variable Interest Entities for information regarding our consolidation of ARLP.

The earnings of the ARLP Partnership allocated to its limited partners' interests not owned by us and allocated to SGP's general partner interest in ARLP, are reflected as noncontrolling interest in our condensed consolidated statements of income and balance sheet.  Our consolidated financial statements do not differ materially from those of the ARLP Partnership.  The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as noncontrolling interests and (b) additional general and administrative costs and taxes attributable to us.  The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement and amounts billed by, and reimbursed to, AGP under our partnership agreement. Net income attributable to Alliance Holdings GP, L.P. from within our accompanying condensed consolidated financial statements will be described as "Net Income of AHGP."

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2016.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the U.S.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of AHGP Partnership's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements.  Actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses.  Goodwill is not amortized, but instead is evaluated for impairment periodically. The ARLP Partnership evaluates goodwill for impairment annually on November 30th, or more often if events or circumstances indicate that goodwill might be impaired.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  There were no impairments of goodwill during the nine months ended September 30, 2016.  In future periods it is reasonably possible that a variety of circumstances could result in an impairment of goodwill.

2.           NEW ACCOUNTING STANDARDS

New Accounting Standard Issued and Adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest  ("ASU 2015-03").  ASU 2015-03 changes the classification and presentation of debt issuance costs by requiring debt issuance costs to be reported as a direct deduction from the face amount of the debt liability rather than an asset.  Amortization of the costs is reported as interest expense.  The amendment does not affect the current guidance on the recognition and measurement of debt issuance costs.  ASU 2015-03 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is applied retrospectively to each period presented.  The adoption of ASU 2015-03 resulted in immaterial changes to our condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation  ("ASU 2015-02").  ASU 2015-02 changes the requirements and analysis required when determining the reporting entity's need to consolidate an entity, including modifying the evaluation of limited partnership variable interest status, presumption that a general partner should consolidate a limited partnership and the consolidation criterion applied by a reporting entity involved with variable interest entities.  ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The adoption of ASU 2015-02 in January 2016 did not have a material impact on our condensed consolidated financial statements; however, it did require additional disclosures regarding our newly identified variable interest entities.

New Accounting Standards Issued and Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments  ("ASU 2016-13").  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking "expected loss" model that generally will result in earlier recognition of allowances for losses.  The new standard will require disclosure of significantly more information related to these items.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods.  We are currently evaluating the effect of adopting ASU 2016-13.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting  ("ASU 2016-09").  ASU 2016-09 simplifies the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  We do not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)  ("ASU 2016-02").  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  We are currently evaluating the effect of adopting ASU 2016-02.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory  ("ASU 2015-11").  ASU 2015-11 simplifies the subsequent measurement of inventory.  It replaces the current lower of cost or market test with the lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted.  We are currently evaluating the effect of adopting ASU 2015-11, but do not expect it to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern  ("ASU 2014-15").  ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted.  We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers  ("ASU 2014-09").  ASU 2014-09 is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  ASU 2014-09 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date  ("ASU 2015-14"), which defers the effective date by one year while providing the option to early adopt the standard on the original effective date.  The ARLP Partnership has developed an assessment team to determine the effect of adopting ASU 2014-09.  The ARLP Partnership is still determining whether there will be any material impact on revenue recognition; however, we believe there will be changes with respect to disclosures on revenue from contracts and such changes will be reflected in our consolidated financial statements.  The ARLP Partnership's assessment team will continue to work through the new guidance to finalize its evaluation later this year.

3.           CONTINGENCIES

We are not engaged in any material litigation.  The ARLP Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business.  The ARLP Partnership records accruals for potential losses related to these matters when, in management's opinion, such losses are probable and reasonably estimable.  Based on known facts and circumstances, the ARLP Partnership believes the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity.  However, if the results of these matters were different from management's current opinion and in amounts greater than the ARLP Partnership's accruals, then they could have a material adverse effect.

4.           INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)

Coal	$56,366	$83,682
Supplies (net of reserve for obsolescence of $4,005 and $3,841, respectively)	33,538	37,399
Total inventory	$89,904	$121,081

During the nine months ended September 30, 2016, the ARLP Partnership recorded adjustments of $16.1 million to reduce the carrying value of its coal inventories to market price as a result of lower coal sale prices and higher cost per ton primarily due to lower production at the Hamilton County Coal, LLC ("Hamilton") mining complex as a result of challenging market conditions.

5.           FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	—	—	7,000	—	—	10,400

Additional disclosures:
Long-term debt	—	667,425	—	—	819,099	—
Total	$—	$667,425	$7,000	$—	$819,099	$10,400

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value due to the short maturity of those instruments.

The estimated fair value of the ARLP Partnership's long-term debt, including current maturities, is based on interest rates that the ARLP Partnership believes are currently available to it in active markets for issuance of debt with similar terms and remaining maturities (See Note 6 – Long-Term Debt).  The fair value of debt, which is based upon these interest rates, is classified as a Level 2 measurement under the fair value hierarchy.

The estimated fair value of the ARLP Partnership's contingent consideration arrangement is based on a probability-weighted discounted cash flow model.  The assumptions used in the model include a risk-adjusted discount rate, forward coal sales price curves, cost of debt and probabilities of meeting certain threshold prices.  The decrease in fair value was primarily a result of changes in the risk-adjusted discount rate and is recorded in Operating expenses (excluding depreciation, depletion and amortization) in our condensed consolidated income statement.  The fair value measurement is based on significant inputs not observable in active markets and thus represents a Level 3 fair value measurement under the fair value hierarchy.

6.           LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
	(in thousands)

ARLP Revolving Credit facility	$310,000	$385,000	$(573)	$(1,234)
ARLP Series B senior notes	145,000	145,000	(118)	(169)
ARLP Term loan	100,000	206,250	(205)	(441)
ARLP Securitization facility	100,000	83,100	—	—
	655,000	819,350	(896)	(1,844)
Less current maturities	(510,000)	(239,350)	845	1,264
Total long-term debt	$145,000	$580,000	$(51)	$(580)

The Intermediate Partnership has a $700.0 million revolving credit facility ("ARLP Revolving Credit Facility"), $145.0 million in ARLP Series B senior notes ("ARLP Series B Senior Notes") and a $100.0 million term loan ("ARLP Term Loan" and collectively, with the ARLP Revolving Credit Facility and the ARLP Series B Senior Notes, the "ARLP Debt Arrangements"), which are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership.  On October 16, 2015 the ARLP Revolving Credit Facility was amended to increase the baskets for permitted other unsecured debt and capital lease obligations and for annual sale-leaseback arrangements. The Intermediate Partnership also has a $100.0 million accounts receivable securitization facility ("ARLP Securitization Facility").  At September 30, 2016, current maturities include the ARLP Securitization Facility, the ARLP Revolving Credit Facility and the ARLP Term Loan.  The ARLP Partnership’s management is currently finalizing plans to extend the ARLP Revolving Credit Facility, the cost, availability and terms of which could be impacted by weakness in the energy sector in general and coal in particular.

The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.12 to 1.0 and 22.0 to 1.0, respectively, for the trailing twelve months ended September 30, 2016.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2016.

At September 30, 2016, the ARLP Partnership had borrowings of $310.0 million and $5.7 million of letters of credit outstanding with $384.3 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates. The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of the Intermediate Partnership entered into the ARLP Securitization Facility providing additional liquidity and funding.  Under the ARLP Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly-owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The ARLP Securitization Facility bears interest based on a Eurodollar Rate.  The ARLP Securitization Facility was renewed in December 2015 and matures in December 2016.  On February 24, 2016 the facility was amended to include additional subsidiaries as sellers of trade receivables, thereby increasing availability under the facility. At September 30, 2016, the ARLP Partnership had $100.0 million outstanding under the ARLP Securitization Facility.

On October 6, 2015, Cavalier Minerals JV, LLC ("Cavalier Minerals") (See Note 8 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by a) Alliance Resource Holdings II, Inc. ("ARH II," the parent of ARH), b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility. Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid. To secure repayment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, L.P. ("AllDale I") and AllDale Minerals II, L.P. ("AllDale II") (collectively "AllDale Minerals"). Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement. As of September 30, 2016, Cavalier Minerals had not drawn on the Cavalier Credit Facility.

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

7.           NONCONTROLLING INTERESTS

Our noncontrolling ownership interest in consolidated subsidiaries is presented in the condensed consolidated balance sheet within partners' capital as a separate component from the limited partners' equity. In addition, consolidated net income includes earnings attributable to both the limited partners' and the noncontrolling interests.

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (See Note 1 – Organization and Presentation) and an affiliate ownership interest in Cavalier Minerals (See Note 8 – Variable Interest Entities).

The following table summarizes the components of noncontrolling interests recorded in Partners' Capital for the periods indicated:

	September 30,	December 31,
	2016	2015
	(in thousands)
Noncontrolling interests reflected in Partners' Capital:
Affiliate (SGP)	$(303,828)	$(303,822)
Non-Affiliates (ARLP's non-affiliate limited partners)	794,062	762,667
Affiliate (Cavalier Minerals) (See Note 8 - Variable Interest Entities)	5,122	2,585
Accumulated other comprehensive loss attributable to noncontrolling interests	(19,498)	(19,682)
Total noncontrolling interests	$475,858	$441,748

The noncontrolling interest designated as Affiliate (SGP) represents SGP's 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership.

The noncontrolling interest designated as Non-Affiliates represents the limited partners' interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us.  The total obligation associated with ARLP's Long-Term Incentive Plan ("ARLP LTIP"), MGP Amended and Restated Deferred Compensation Plan for Directors ("MGP Deferred Compensation Plan") and the Supplemental Executive Retirement Plan ("SERP") are also included in the Non-Affiliates component of noncontrolling interest (See Note 11 – Compensation Plans).

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$14	$9	$32	$35
Non-Affiliates (ARLP's non-affiliate limited partners)	40,279	26,763	92,571	100,468
Affiliates (Cavalier Minerals)	44	(7)	40	(27)
	40,337	26,765	92,643	100,476

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$38	$49
Non-Affiliates (ARLP's non-affiliate limited partners) (1)	69,642	87,574
	$69,680	$87,623

(1)	Distributions paid to noncontrolling interests, in the table above, represent ARLP's quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate (SGP) component of noncontrolling interests represents SGP's cumulative investment basis in the net assets of the ARLP Partnership.  After the consummation of the various transactions associated with the ARLP Partnership's formation and initial public offering in 1999 (which included the contribution of net assets by SGP to the ARLP Partnership, the retention by SGP of debt borrowings assumed by ARLP and a distribution by ARLP to SGP), SGP's investment basis in ARLP totaled $(303.9) million.  SGP's investment basis as of September 30, 2016 and December 31, 2015 also reflects the cumulative amount of nominal ARLP income allocations and distributions to SGP and nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests.

The following tables present the change in Partners' Capital for the nine months ended September 30, 2016 and 2015:

	Alliance Holdings GP, L.P.
		Accumulated Other
	Limited Partners'	Comprehensive	Noncontrolling	Total Partners'
	Capital	Income (Loss)	Interest	Capital
	(in thousands)

Balance at January 1, 2016	$567,259	$(14,875)	$441,748	$994,132
Net income	124,722	—	92,643	217,365
Other comprehensive income	—	199	184	383
Settlement of directors deferred compensation	(164)	—	(335)	(499)
Vesting of ARLP Long-Term Incentive Plan	—	—	(1,001)	(1,001)
Common unit-based compensation	237	—	9,802	10,039
Distributions on ARLP common unit-based compensation	—	—	(2,673)	(2,673)
Contributions to consolidated company from affiliate noncontrolling interest	—	—	2,557	2,557
Distributions paid by consolidated company			(60)	(60)
Distributions to AHGP Partners	(123,318)	—	—	(123,318)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(67,007)	(67,007)
Balance at September 30, 2016	$568,736	$(14,676)	$475,858	$1,029,918

	Alliance Holdings GP, L.P.
		Accumulated Other
	Limited Partners'	Comprehensive	Noncontrolling	Total Partners'
	Capital	Income (Loss)	Interest	Capital
	(in thousands)

Balance at January 1, 2015	$580,234	$(15,456)	$453,496	$1,018,274
Net income	182,577	—	100,476	283,053
Other comprehensive income	—	963	1,215	2,178
Settlement of directors deferred compensation	(177)	—	—	(177)
Vesting of ARLP Long-Term Incentive Plan	—	—	(2,719)	(2,719)
Common unit-based compensation	169	—	9,148	9,317
Distributions on ARLP common unit-based compensation	—	—	(1,995)	(1,995)
Contributions to consolidated company from affiliate noncontrolling interest	—	—	1,483	1,483
Distributions to AHGP Partners	(168,365)	—	—	(168,365)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(85,628)	(85,628)
Balance at September 30, 2015	$594,438	$(14,493)	$475,476	$1,055,421

8.           VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, the ARLP Partnership's subsidiary, Alliance Minerals, LLC ("Alliance Minerals"), and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals, which was formed to indirectly acquire oil and gas mineral interests, initially through its 71.7% noncontrolling ownership interest in AllDale I and subsequently through its 72.8% noncontrolling ownership interest in AllDale II.  Bluegrass Minerals is owned and controlled by the ARH Officer as discussed in Note 6 – Long-Term Debt and is Cavalier Minerals' managing member.  Alliance Minerals and Bluegrass Minerals initially committed funding of $48.0 million and $2.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed funding of $49.0 million to AllDale I.  On October 6, 2015, Alliance Minerals and Bluegrass Minerals committed to fund an additional $96.0 million and $4.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed to fund $100.0 million to AllDale II.

Contributions made from Alliance Minerals and Bluegrass Minerals to Cavalier Minerals and remaining commitments for each period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Alliance Minerals
Beginning cumulative commitment fulfilled	$95,597	$30,675	$63,498	$11,520
Capital contributions - Cash	30,184	16,447	61,360	35,602
Capital contributions - AllDale Minerals' distributions received by Cavalier Minerals	385	—	1,308	—
Ending cumulative commitment fulfilled	126,166	47,122	126,166	47,122
Remaining commitment	17,834	878	17,834	878
Total committed	$144,000	$48,000	$144,000	$48,000

Bluegrass Minerals
Beginning cumulative commitment fulfilled	$3,983	$1,627	$2,646	$480
Capital contributions - Cash	1,258	336	2,557	1,483
Capital contributions - AllDale Minerals' distributions received by Cavalier Minerals	16	—	54	—
Ending cumulative commitment fulfilled	5,257	1,963	5,257	1,963
Remaining commitment	743	37	743	37
Total committed	$6,000	$2,000	$6,000	$2,000

At Alliance Minerals' election, Cavalier Minerals will meet its remaining funding commitment to AllDale Minerals through contributions from Alliance Minerals and Bluegrass Minerals or from borrowings under the Cavalier Credit Facility (see Note 6 – Long-Term Debt).  The ARLP Partnership expects to fund its remaining commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit and securitization facilities and cash provided from the issuance of debt or equity, or by requiring Cavalier Minerals to draw on the Cavalier Credit Facility.

In accordance with the Cavalier Agreement, Bluegrass Minerals is entitled to receive an incentive distribution from Cavalier Minerals equal to 25% of all distributions (including in liquidation) after return of members' capital reduced by certain distributions received by Bluegrass Minerals or its owner from AllDale Minerals Management, LLC ("AllDale Minerals Management"), the managing member of AllDale Minerals.  Distributions paid to Alliance Minerals and Bluegrass Minerals from Cavalier Minerals for each period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Alliance Minerals	$1,444	$—	$1,444	$—
Bluegrass Minerals	60	—	60	—

Alliance Minerals' ownership interest in Cavalier Minerals at September 30, 2016 was 96%.  The remainder of the equity ownership is held by Bluegrass Minerals.  The ARLP Partnership has consolidated Cavalier Minerals' financial results as it concluded that Cavalier Minerals is a variable interest entity ("VIE") and the ARLP Partnership is the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually has both the power and the benefits related to Cavalier Minerals and the ARLP Partnership is most closely aligned with Cavalier Minerals through its substantial equity ownership.  Bluegrass Minerals equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), a wholly-owned subsidiary of SGP, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by the President and Chief Executive Officer of MGP entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, the ARLP Partnership entered into various coal reserve leases with WKY CoalPlay.  During the nine months ended September 30, 2016, the ARLP Partnership paid $10.8 million of advanced royalties to WKY CoalPlay.  As of September 30, 2016, the ARLP Partnership had $20.4 million of advanced royalties outstanding under the leases, which is reflected in the Advance royalties, net line items in our condensed consolidated balance sheets.

The ARLP Partnership has concluded that WKY CoalPlay is a VIE because of its ability to exercise options to acquire reserves under lease with WKY CoalPlay, which is not within the control of the equity holders and, if it occurs, could potentially limit the expected residual return to the owners of WKY CoalPlay.  The ARLP Partnership does not have any economic or governance rights related to WKY CoalPlay and the ARLP Partnership's options that provide it with a variable interest in WKY CoalPlay's reserve assets do not give it any rights that constitute power to direct the primary activities that most significantly impact WKY CoalPlay's economic performance.  SGP Land has the sole ability to replace the manager of WKY CoalPlay at its discretion and therefore has power to direct the activities of WKY CoalPlay.  Consequently, the ARLP Partnership concluded that SGP Land is the primary beneficiary of WKY CoalPlay.

The ARLP Partnership

ARLP is a publicly-traded master limited partnership (NASDAQ ticker "ARLP") created in 1999 to acquire certain coal production and marketing assets of ARH.  AHGP holds 41.8% of the limited partnership interests in ARLP in addition to a 1.98% general partner interest in the ARLP Partnership through its 100% ownership of MGP.  The limited partners do not have substantive kick-out rights to remove the general partner nor do they have substantive participating rights in the activities of ARLP, therefore we determined that ARLP is a variable interest entity.  To determine the primary beneficiary of ARLP, we considered that AHGP through its 100% ownership of MGP has the sole ability to direct the activities of ARLP and with its ownership of 41.8% limited partner interest and all the incentive distribution rights through MGP, has economic benefit that is significant to ARLP.  As a result we determined that AHGP has both the power and benefits with respect to ARLP and is therefore the primary beneficiary and consolidates ARLP.

The Partnership Agreement (the "Agreement") of ARLP requires MGP to distribute on a quarterly basis 100% of ARLP’s available cash to ARLP's partners. Available cash is determined as defined in the Agreement and represents all cash with the exception of cash reserves (i) for the proper conduct of the business including reserves for future capital expenditures and for anticipated credit needs of the ARLP Partnership, (ii) to comply with debt obligations or (iii) to provide funds for certain subsequent distributions.  MGP is required under the terms of the Agreement to meet the distribution requirements as discussed above.  As discussed in Note 6 – Long-Term Debt, the Intermediate Partnership's debt covenants place additional restrictions on distributions from ARLP by limiting cash available for distribution based on various debt covenants pertaining to the most recent preceding quarter.  MGP cannot hold cash reserves to provide for subsequent distributions if that would prevent ARLP from making its minimum quarterly distributions or any cumulative distributions in arrears.  MGP does not have the ability to amend the Agreement without the consent of a majority of the limited partners.

9.           EQUITY INVESTMENT

AllDale Minerals

On November 10, 2014, Cavalier Minerals (see Note 8 – Variable Interest Entities) made an initial contribution of $7.4 million in return for a limited partner interest in AllDale Minerals, which was created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  The ARLP Partnership continually reviews all rights provided to Cavalier Minerals and the ARLP Partnership by various agreements and continues to conclude all such rights do not provide Cavalier Minerals or the ARLP Partnership the ability to unilaterally direct any of the activities of AllDale Minerals that most significantly impact its economic performance.  As such, the ARLP Partnership accounts for Cavalier Minerals' ownership interest in the income or loss of AllDale Minerals as an equity investment and it is so reflected in our condensed consolidated financial statements.  The ARLP Partnership records equity income or loss based on AllDale Minerals' distribution structure.  The changes in the ARLP Partnership's equity investment in AllDale Minerals for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$96,670	$31,314	$64,509	$11,257
Contributions	32,181	16,866	65,367	37,374
Equity in income (loss) of affiliates, net	1,105	(146)	1,041	(597)
Distributions received	(1,905)	—	(2,866)	—
Ending balance	$128,051	$48,034	$128,051	$48,034

10.         WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$56,403	$55,671	$54,558	$57,557
Accruals increase	2,480	2,959	7,904	9,126
Payments	(2,238)	(2,250)	(8,226)	(6,864)
Interest accretion	492	489	1,476	1,466
Valuation loss (gain) (1)	—	—	1,425	(4,416)
Ending balance	$57,137	$56,869	$57,137	$56,869

(1)

The ARLP Partnership's liability for the estimated present value of current workers' compensation benefits is based on its actuarial estimates.  The ARLP Partnership's actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  The ARLP Partnership conducted a mid-year review of its actuarial assumptions in the second quarter of 2016 which resulted in a valuation loss in 2016 primarily attributable to a decrease in the discount rate used to calculate the estimated present value of future obligations from 3.63% at December 31, 2015 to 2.89% at June 30, 2016, partially offset by favorable changes in claims development.  The ARLP Partnership's mid-year actuarial review in the second quarter of 2015 resulted in a valuation gain primarily attributable to favorable changes in claims development and an increase in the discount rate from 3.41% at December 31, 2014 to 3.71% at June 30, 2015.  Absent evidence of significant changes in underlying activity or assumptions, the actuarial study is performed at June 30 and December 31 each year.  Accordingly, the discount rate used in the ARLP Partnership’s assumptions at June 30, 2016 and 2015 continue in use for the third quarter liability estimate for both years.

Certain of the ARLP Partnership's mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Service cost	$644	$773	$1,936	$2,237
Interest cost	627	524	1,880	1,571
Amortization of net actuarial gain (1)	(660)	(113)	(1,982)	(338)
Net periodic benefit cost	$611	$1,184	$1,834	$3,470

(1)	Amortization of net actuarial gain is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

11.         COMPENSATION PLANS

ARLP Partnership

The ARLP Partnership has established the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership.  The ARLP LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance-based vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to review and approval of the compensation committee of the MGP board of directors (the "MGP Compensation Committee"). On January 22, 2016, the MGP Compensation Committee determined that the vesting requirements for the 2013 grants of 284,272 restricted units (which was net of 9,178 forfeitures) had been satisfied as of January 1, 2016.  As a result of this vesting, on February 11, 2016, the ARLP Partnership issued 176,319 unrestricted common units to the ARLP LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the ARLP LTIP participants.  On January 22, 2016, the MGP Compensation Committee authorized additional grants of 969,028 restricted units, of which 960,992 units were granted during the nine months ended September 30, 2016 and will vest on January 1, 2019, subject to satisfaction of certain financial tests.  The fair value of these 2016 grants is equal to the intrinsic value at the date of grant, which was $12.38 per unit.  ARLP LTIP expense was $3.1 million and $2.8 million for the three months ended September 30, 2016 and 2015, respectively, and $9.0 million and $8.3 million for the nine months ended September 30, 2016 and 2015, respectively. After consideration of the January 1, 2016 vesting and subsequent issuance of 176,319 common units, approximately 2.8 million units remain available under the ARLP LTIP for issuance in the future, assuming all grants issued in 2014, 2015 and 2016 currently outstanding are settled with ARLP common units, without reduction for tax withholding, and no future forfeitures occur.

As of September 30, 2016, there was $14.6 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.6 years.  As of September 30, 2016, the intrinsic value of the non-vested ARLP LTIP grants was $35.7 million.  As of September 30, 2016, the total obligation associated with the ARLP LTIP was $21.5 million and is included in the noncontrolling interests line item in our condensed consolidated balance sheets.

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

AHGP Partnership

We have also adopted a Long-Term Incentive Plan (the "AHGP LTIP") for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are "phantom" units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom units.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000. There have been no grants under the AHGP LTIP as of September 30, 2016.

SERP and Directors Deferred Compensation Plans

The ARLP Partnership utilizes the SERP to provide deferred compensation benefits for certain officers and key employees.  All allocations made to participants under the SERP are made in the form of "phantom" ARLP units and SERP distributions will be settled in the form of ARLP common units.  The SERP is administered by the MGP Compensation Committee.

Our directors participate in the AGP Amended and Restated Deferred Compensation Plan for Directors ("AGP Deferred Compensation Plan"), and the directors of MGP participate in the MGP Deferred Compensation Plan (collectively, the "Deferred Compensation Plans").  Pursuant to the Deferred Compensation Plans, for amounts deferred either automatically or at the election of the director, a notional account is established and credited with notional common units of ARLP or AHGP, as appropriate, which are described in the Deferred Compensation Plans as "phantom" units.  Distributions from the Deferred Compensation Plans will be settled in the form of ARLP or AHGP common units, as applicable.

For both the SERP and Deferred Compensation Plans, when quarterly cash distributions are made with respect to ARLP or AHGP common units, an amount equal to such quarterly distribution is credited to each participant's notional account as additional phantom units.  All grants of phantom units under the SERP and Deferred Compensation Plans vest immediately.

For the nine months ended September 30, 2016 and 2015, SERP and MGP Deferred Compensation Plan participant notional account balances were credited with a total of 56,473 and 24,741 phantom units, respectively, and the fair value of these phantom units was $14.00 per unit and $30.23 per unit, respectively, on a weighted-average basis. For the nine months ended September 30, 2016 and 2015, AGP Deferred Compensation Plan participant notional account balances were credited with a total of 9,361 and 3,540 phantom units, respectively, and the fair value of these phantom units was $17.54 per unit and $47.64 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plans expense was $0.3 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.1 million for each of the nine months ended September 30, 2016 and 2015.

As of September 30, 2016, there were 499,782 total phantom units outstanding under the SERP and Deferred Compensation Plans and the total intrinsic value of the SERP and Deferred Compensation Plans phantom units was $11.2 million.  As of September 30, 2016, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $14.3 million, which was included in the noncontrolling interests line item in our condensed consolidated balance sheets.  The total obligation associated with the AGP Deferred Compensation Plan was $0.9 million, which was included in the partners' capital-limited partners line item in our condensed consolidated balance sheets. On March 3, 2016, we provided 6,958 AHGP common units to an AGP director under the AGP Deferred Compensation Plan.

12.         COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership's mining operations participate in a defined benefit plan (the "Pension Plan") sponsored by the ARLP Partnership.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Service cost	$524	$618	$1,720	$1,855
Interest cost	1,118	1,074	3,381	3,222
Expected return on plan assets	(1,363)	(1,398)	(3,937)	(4,193)
Amortization of net loss (1)	787	839	2,365	2,516
Net periodic benefit cost	$1,066	$1,133	$3,529	$3,400

(1)	Amortization of net actuarial loss is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

During the nine months ended September 30, 2016, the ARLP Partnership made contribution payments of $0.6 million to the Pension Plan for the 2015 plan year and $1.3 million to the Pension Plan for the 2016 plan year.  On October 17, 2016, the ARLP Partnership made a contribution payment of $0.7 million for the 2016 plan year.

13.         SEGMENT INFORMATION

The ARLP Partnership operates in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users.  We aggregate multiple operating segments into two reportable segments: Illinois Basin and Appalachia, and we have an "all other" category referred to as Other and Corporate.  Our reportable segments correspond to major coal producing regions in the eastern U.S.  Similar economic characteristics for our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.

The Illinois Basin reportable segment is comprised of multiple operating segments, including current operating mining complexes a) Webster County Coal, LLC's Dotiki mining complex, b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines, c) White County Coal, LLC's Pattiki mining complex ("Pattiki"), d) Warrior Coal, LLC's mining complex, e) River View Coal, LLC's mining complex and f) the Hamilton mining complex.  The Pattiki mining complex is currently expected to cease production by the end of 2016.

The Illinois Basin reportable segment also includes Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine and the Fies property, Sebree Mining, LLC's mining complex ("Sebree"), which includes the Onton mine, Steamport, LLC and certain Sebree reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal").  The Sebree and Fies properties are held by the ARLP Partnership for future mine development.  UC Coal equipment assets acquired in 2015 are being deployed as needed at various Illinois Basin operating mines.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  The Onton and Gibson North mines have been idled since the fourth quarter of 2015 in response to market conditions.

The Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge, LLC mining complex and the MC Mining, LLC mining complex.  The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.  During the fourth quarter of 2015, the ARLP Partnership surrendered the Penn Ridge leases as they were no longer a core part of the ARLP Partnership's foreseeable development plans.

Other and Corporate includes the ARLP Partnership and AHGP's marketing and administrative expenses, Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities, coal brokerage activity, Mid-America Carbonates, LLC ("MAC"), certain activities of Alliance Resource Properties, Pontiki Coal, LLC's throughput receivables and prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), Alliance Minerals, and its affiliate, Cavalier Minerals (See Note 8 – Variable Interest Entities), which holds an equity investment in AllDale Minerals (Note 9 – Equity Investment), and AROP Funding (Note 6 – Long-Term Debt).

Reportable segment results as of and for the three and nine months ended September 30, 2016 and 2015 are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Three months ended September 30, 2016

Total revenues (2)	$378,488	$154,852	$41,719	$(23,093)	$551,966
Segment Adjusted EBITDA Expense (3)	246,946	95,601	26,664	(20,279)	348,932
Segment Adjusted EBITDA (4)	126,004	57,097	16,160	(2,814)	196,447
Capital expenditures	10,893	10,306	466	—	21,665

Three months ended September 30, 2015

Total revenues (2)	$420,517	$136,741	$40,161	$(31,077)	$566,342
Segment Adjusted EBITDA Expense (3)	249,615	80,421	33,701	(27,663)	336,074
Segment Adjusted EBITDA (4)(5)	147,522	53,380	6,163	(3,413)	203,652
Capital expenditures	37,350	11,616	2,458	—	51,424

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Nine months ended September 30, 2016

Total revenues (2)	$962,244	$411,212	$88,253	$(57,977)	$1,403,732
Segment Adjusted EBITDA Expense (3)	572,200	262,043	63,575	(49,336)	848,482
Segment Adjusted EBITDA (4)	376,056	143,589	25,555	(8,641)	536,559
Total assets (6)	1,541,513	480,920	374,810	(148,438)	2,248,805
Capital expenditures	41,264	27,317	1,686	—	70,267

Nine months ended September 30, 2015

Total revenues (2)	$1,237,819	$460,154	$146,759	$(113,471)	$1,731,261
Segment Adjusted EBITDA Expense (3)	728,048	296,980	124,321	(103,819)	1,045,530
Segment Adjusted EBITDA (4)(5)	445,819	154,760	21,432	(9,652)	612,359
Total assets (6)	1,799,170	565,213	282,724	(137,058)	2,510,049
Capital expenditures (7)	105,536	49,055	4,591	—	159,182

(1)

The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group and MAC to the ARLP Partnership's mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding and insurance premiums paid to Wildcat Insurance.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Segment Adjusted EBITDA Expense	$348,932	$336,074	$848,482	$1,045,530
Outside coal purchases	(1,514)	(2)	(1,514)	(326)
Other income	293	455	545	750
Operating expenses (excluding depreciation, depletion and amortization)	$347,711	$336,527	$847,513	$1,045,954

(4)

Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and asset impairment.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership's revenues and operating expenses, which are primarily controlled by our segments.  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)

Consolidated Segment Adjusted EBITDA	$196,447	$203,652	$536,559	$612,359
General and administrative	(18,987)	(18,356)	(55,175)	(53,659)
Depreciation, depletion and amortization	(80,612)	(84,661)	(240,640)	(242,730)
Asset impairment	—	(10,695)	—	(10,695)
Interest expense, net	(7,998)	(7,066)	(23,375)	(22,204)
Income tax expense	(6)	(12)	(4)	(18)
Net income	$88,844	$82,862	$217,365	$283,053

(5)	Includes equity in loss of affiliates for the three and nine months ended September 30, 2015 of $17.1 million and $48.5 million, respectively, in the Illinois Basin segment.

(6)	Total assets for Other and Corporate include investments in affiliates of $128.1 million and $48.0 million at September 30, 2016 and 2015, respectively.

(7)	Capital expenditures shown above exclude the Hamilton acquisition on July 31, 2015, the Patriot acquisition on February 3, 2015 and the MAC acquisition on January 1, 2015.

14.         SUBSEQUENT EVENTS

On October 28, 2016, we declared a quarterly distribution for the quarter ended September 30, 2016, of $0.55 per unit on all common units outstanding, totaling approximately $32.9 million, payable on November 18, 2016 to all unitholders of record as of November 10, 2016.

On October 28, 2016, the ARLP Partnership declared a quarterly distribution for the quarter ended September 30, 2016, of $0.4375 per unit, on all common units outstanding, totaling approximately $52.4 million, including MGP's incentive distributions, payable on November 14, 2016 to all unitholders of record as of November 7, 2016.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management's discussion and analysis of financial condition and results of operations include the following:

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

•	References to "AGP" mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., also referred to as our general partner.
•	References to "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P.
•	References to "SGP" mean Alliance Resource GP, LLC, the special general partner of Alliance Resource Partners, L.P.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
•	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the mining operations of Alliance Resource Operating Partners, L.P.

Summary

Our cash flows currently consist primarily of distributions from ARLP for our ARLP partnership interests, including the incentive distribution rights that we own.  We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership's financial results and the results of our other subsidiaries.  The earnings of the ARLP Partnership allocated to its limited partners' interest not owned by us and allocated to SGP's general partner interest in ARLP are reflected as a noncontrolling interest in our condensed consolidated statement of income and balance sheet.  In addition to the ARLP Partnership, our results of operations include the results of operations of MGP, our wholly-owned subsidiary.

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

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States ("U.S.") utilities and industrial users. The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the second largest coal producer in the eastern U.S.  As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.  The ARLP Partnership operates nine underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. The ARLP Partnership mining complexes include the Hamilton County Coal, LLC longwall mining complex ("Hamilton"), formerly referred to as the White Oak Mine No. 1, in southern Illinois which was acquired on July 31, 2015 (the "White Oak Acquisition" or "Hamilton Acquisition") by purchasing the remaining equity ownership in White Oak Resources LLC ("White Oak").  Prior to July 31, 2015, the ARLP Partnership owned a non-controlling, preferred equity interest in White Oak, leased coal reserves to White Oak and owned and operated certain surface facilities at White Oak's mining complex.

We have two reportable segments: Illinois Basin and Appalachia, and an "all other" category referred to as Other and Corporate.  Our reportable segments correspond to major coal producing regions in the eastern U.S.  Factors similarly affecting financial performance of our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.

•

Illinois Basin reportable segment is comprised of multiple operating segments, including current operating mining complexes a) Webster County Coal, LLC's Dotiki mining complex ("Dotiki"); b) Gibson County Coal, LLC’s mining complex, which includes the Gibson North (currently idled) and Gibson South mines; c) White County Coal, LLC's Pattiki mining complex ("Pattiki"); d) Warrior Coal, LLC's mining complex ("Warrior"); e) River View Coal, LLC's mining complex ("River View") and f) the Hamilton mining complex.  The Pattiki mining complex is currently expected to cease production by the end of 2016.

The Illinois Basin reportable segment also includes Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine ("Elk Creek") and Fies property; Sebree Mining, LLC's mining complex ("Sebree"), which includes the Onton mine, Steamport, LLC and certain Sebree reserves; CR Services, LLC; CR Machine Shop, LLC; certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC; ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal").  The Sebree and Fies properties are held by the ARLP Partnership for future mine development.  UC Coal equipment assets acquired in 2015 are being deployed as needed at various Illinois Basin operating mines.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  The Onton and Gibson North mines have been idled since the fourth quarter of 2015 in response to market conditions.

•

Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex ("Mettiki"); the Tunnel Ridge, LLC mining complex ("Tunnel Ridge"); and the MC Mining, LLC mining complex ("MC Mining").  The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.  During the fourth quarter 2015, the ARLP Partnership surrendered the Penn Ridge leases as they were no longer a core part of its foreseeable development plans.

•

Other and Corporate includes marketing and administrative expenses; Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC ("Matrix Design") and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD; Alliance Design Group, LLC; ASI's ownership of aircraft; the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities; coal brokerage activity; the manufacturing and sales (primarily to the ARLP Partnership’s mines) of rock dust by Mid-America Carbonates, LLC; certain activities of Alliance Resource Properties; Pontiki Coal, LLC’s throughput receivables and prior workers’ compensation and pneumoconiosis liabilities; Wildcat Insurance, LLC; Alliance Minerals, LLC ("Alliance Minerals") and its affiliate, Cavalier Minerals JV, LLC ("Cavalier Minerals"), which holds equity investments in AllDale Minerals, L.P. and AllDale Minerals II, L.P. (collectively "AllDale Minerals") and AROP Funding, LLC ("AROP Funding").  Please read "Item 1. Financial Statements (Unaudited) – Note 6. Long-term Debt", "– Note 8. Variable Interest Entities" and "– Note 9. Equity Investment" of this Quarterly Report on Form 10-Q for more information on AROP Funding, Alliance Minerals, Cavalier Minerals and AllDale Minerals.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

We reported net income of $88.8 million for the three months ended September 30, 2016 ("2016 Quarter") compared to $82.9 million for the three months ended September 30, 2015 ("2015 Quarter").  The increase of $5.9 million was  due in part to record coal sales volumes, which rose to 10.8 million tons sold in the 2016 Quarter compared to 10.3 million tons sold in the 2015 Quarter.  In addition to increased coal sales volumes, comparative results in the 2016 Quarter were also positively impacted by the absence of equity in loss of affiliates related to White Oak incurred prior to the White Oak Acquisition and a non-cash impairment charge of $10.7 million incurred in the 2015 Quarter.  Total revenues decreased to $552.0 million in the 2016 Quarter compared to $566.3 million in the 2015 Quarter as lower coal sales prices more than offset increased sales volumes.  Higher operating expenses during the 2016 Quarter primarily resulted from increased sales volumes and sales from coal inventories.  Lower operating expenses per ton sold in the 2016 Quarter primarily reflect a favorable production cost mix resulting from the ARLP Partnership’s initiative to shift production to lower-cost operations.

	Three Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(per ton sold)
Tons sold	10,757	10,294	N/A	N/A
Tons produced	8,512	11,450	N/A	N/A
Coal sales	$533,817	$547,466	$49.63	$53.18
Operating expenses and outside coal purchases	$349,225	$336,529	$32.46	$32.69

Coal sales.  Coal sales decreased $13.7 million or 2.5% to $533.8 million for the 2016 Quarter from $547.5 million for the 2015 Quarter.  The decrease in coal sales reflected lower average coal sales prices, which reduced coal sales by $38.3 million, partially offset by the benefit of record tons sold, which contributed $24.6 million in additional coal sales.  Average coal sales prices decreased $3.55 per ton sold in the 2016 Quarter to $49.63 compared to $53.18 per ton sold in the 2015 Quarter, primarily as a result of challenging market conditions.  The increase in tons sold resulted from strong sales performance at the River View, Gibson South and Tunnel Ridge mines in the 2016 Quarter which included significant sales from coal inventories, that were reduced 2.2 million tons in the 2016 Quarter to 2.0 million tons.  Reflecting operating adjustments made in response to market conditions, coal production volumes decreased 25.7% to 8.5 million tons in the 2016 Quarter, primarily due to idling the Onton and Gibson North mines in the fourth quarter of 2015, the planned depletion of reserves at the Elk Creek mine in the first quarter of 2016 and reduced production at the Hamilton, Dotiki and River View mines.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 3.8% to $349.2 million for the 2016 Quarter from $336.5 million for the 2015 Quarter primarily as a result of the previously discussed increase in coal sales volumes.  On a per ton basis, operating expenses and outside coal purchases decreased 0.7% to $32.46 per ton sold from $32.69 per ton sold in the 2015 Quarter, due primarily to a favorable production cost mix resulting from the ARLP Partnership’s initiative to shift production to lower-cost per ton operations.  Operating expenses were impacted by various other factors, the most significant of which are discussed below::

•

Material and supplies expenses per ton produced decreased 7.8% to $9.92 per ton in the 2016 Quarter from $10.76 per ton in the 2015 Quarter.  The decrease of $0.84 per ton produced resulted primarily from the increased mix of lower-cost production discussed above and related decreases of $0.47 per ton for roof support, $0.42 per ton for contract labor used in the mining process and $0.19 per ton for certain ventilation expenses partially offset by increases of $0.22 per ton for environmental and reclamation, $0.21 per ton for equipment rentals primarily due to equipment leases assumed at the Hamilton mine and $0.16 per ton for power and fuel used in the mining process;

•

Maintenance expenses per ton produced decreased 14.3% to $3.17 per ton in the 2016 Quarter from $3.70 per ton in the 2015 Quarter.  The decrease of $0.53 per ton produced was primarily due to production variances at certain mines discussed above; and

•

Production taxes and royalties expenses incurred as a percentage of coal sales prices and volumes decreased $0.40 per produced ton sold in the 2016 Quarter compared to the 2015 Quarter primarily as a result of lower excise taxes per ton resulting from a favorable state production mix and lower average coal sales prices as discussed above.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increases:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, increased 2.4% to $10.80 per ton in the 2016 Quarter from $10.55 per ton in the 2015 Quarter.  The increase of $0.25 per ton was primarily attributable to increased medical expenses per ton at various mines; and

•	Operating expenses per ton sold were also increased by a significant inventory sell-off and related inventory adjustments in the 2016 Quarter as compared to the 2015 Quarter.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, other outside services, and in 2015, surface facility services and coal royalty revenues received from White Oak prior to the White Oak Acquisition.  Other sales and operating revenues increased to $10.5 million in the 2016 Quarter from $9.5 million in the 2015 Quarter.  The increase of $1.0 million was primarily due to increased Matrix Design sales offset in part by the absence of coal royalty and surface facilities revenues from White Oak in the 2016 Quarter.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $80.6 million in the 2016 Quarter from $84.7 million in the 2015 Quarter.  The decrease of $4.1 million resulted primarily from the previously discussed volume reductions at the Onton, Gibson North and Elk Creek mines, partially offset by increased depreciation, depletion and amortization associated with the acquisition of the Hamilton mine in July 2015 and the anticipated shutdown of the Pattiki mine by the end of 2016.

Asset impairment.  In the 2015 Quarter, the ARLP Partnership recognized an asset impairment of $10.7 million to write down assets associated with the surrender of a lease agreement for certain undeveloped coal reserves and related property in western Kentucky.  The ARLP Partnership determined that coal reserves held under this lease were not a core part of its foreseeable development plans and surrendered the lease in September 2015.

Interest expense.  Interest expense, net of capitalized interest, increased slightly to $8.0 million in the 2016 Quarter from $7.4 million in the 2015 Quarter primarily due to interest incurred under capital lease obligations during the 2016 Quarter offset in part by interest incurred on debt assumed in the White Oak Acquisition.  Interest payable under the ARLP senior notes, ARLP term loan, ARLP revolving credit facility and capital lease financings is discussed below under "–Debt Obligations."

Equity in loss of affiliates, net.  Equity in income (loss) of affiliates, net for the 2016 Quarter includes Cavalier Minerals’ equity investments in AllDale Minerals.  In addition to AllDale Minerals, the 2015 Quarter also includes the ARLP Partnership’s equity investments in White Oak.  For the 2016 Quarter, the ARLP Partnership recognized equity in income of affiliates of $1.1 million compared to equity in loss of affiliates of $17.2 million for the 2015 Quarter.  As discussed above, as a result of the White Oak Acquisition in July 2015, the ARLP Partnership no longer accounts for the Hamilton mine (formerly White Oak) financial results as an equity investment in its condensed consolidated financials but now consolidates Hamilton in its financial results.  Thus, the change in equity in earnings of affiliates was primarily due to the elimination of equity losses related to White Oak as well as an increase in equity earnings from AllDale Minerals.

Transportation revenues and expenses.  Transportation revenues and expenses were $7.7 million and $9.4 million for the 2016 and 2015 Quarters, respectively.  The decrease of $1.7 million was primarily attributable to a decrease in average transportation rates in the 2016 Quarter, partially offset by increased tonnage for which the ARLP Partnership arranged transportation at certain mines.  The cost of transportation services are passed through to the ARLP Partnership’s customers.  Consequently, the ARLP Partnership does not realize any gain or loss on transportation revenues.

Net income attributable to noncontrolling interests.  The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate as well as the noncontrolling interest of Cavalier Minerals.  The noncontrolling interest designated as affiliate represents SGP's 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership as well as Bluegrass Minerals Management, LLC’s ownership interest in Cavalier Minerals.  The noncontrolling interest designated as non-affiliates represents the limited partners' interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $40.3 million and $26.8 million for the 2016 and 2015 Quarters, respectively.  The increase in net income attributable to noncontrolling interest is primarily due to a greater proportion of the ARLP Partnership’s net income being attributed to its limited partner interests rather than our general partner interest reflecting a decrease in the ARLP Partnership’s managing general partner’s priority distribution to us which resulted from the ARLP Partnership’s lower unit distribution rate of $0.4375 in the 2016 Quarter compared to $0.675 in the 2015 Quarter.

Segment Adjusted EBITDA.  Our 2016 Quarter Segment Adjusted EBITDA decreased $7.2 million, or 3.5%, to $196.4 million from the 2015 Quarter Segment Adjusted EBITDA of $203.7 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Three Months Ended
	September 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$126,004	$147,522	$(21,518)	(14.6)%
Appalachia	57,097	53,380	3,717	7.0%
Other and Corporate	16,160	6,163	9,997	(1)
Elimination	(2,814)	(3,413)	599	17.6%
Total Segment Adjusted EBITDA (2)	$196,447	$203,652	$(7,205)	(3.5)%

Tons sold
Illinois Basin	7,853	8,134	(281)	(3.5)%
Appalachia	2,855	2,160	695	32.2%
Other and Corporate	593	600	(7)	(1.2)%
Elimination	(544)	(600)	56	9.3%
Total tons sold	10,757	10,294	463	4.5%

Coal sales
Illinois Basin	$372,879	$410,796	$(37,917)	(9.2)%
Appalachia	151,952	133,082	18,870	14.2%
Other and Corporate	27,252	29,398	(2,146)	(7.3)%
Elimination	(18,266)	(25,810)	7,544	29.2%
Total coal sales	$533,817	$547,466	$(13,649)	(2.5)%

Other sales and operating revenues
Illinois Basin	$71	$3,416	$(3,345)	(97.9)%
Appalachia	745	718	27	3.8%
Other and Corporate	14,467	10,614	3,853	36.3%
Elimination	(4,826)	(5,267)	441	8.4%
Total other sales and operating revenues	$10,457	$9,481	$976	10.3%

Segment Adjusted EBITDA Expense
Illinois Basin	$246,946	$249,615	$(2,669)	(1.1)%
Appalachia	95,601	80,421	15,180	18.9%
Other and Corporate	26,664	33,701	(7,037)	(20.9)%
Elimination	(20,279)	(27,663)	7,384	26.7%
Total Segment Adjusted EBITDA Expense (2)	$348,932	$336,074	$12,858	3.8%

(1)	Percentage change is greater than or equal to 100%.

(2)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

Illinois Basin – Segment Adjusted EBITDA decreased 14.6% to $126.0 million in the 2016 Quarter from $147.5 million in the 2015 Quarter.  The decrease of $21.5 million was primarily attributable to lower coal sales as well as the absence of coal royalty and surface facilities revenues from White Oak in the 2016 Quarter, partially offset by reduced operating expenses and the absence of losses in the 2016 Quarter related to the ARLP Partnership’s equity ownership in White Oak prior to the White Oak Acquisition.  Coal sales decreased 9.2% to $372.9 million compared to $410.8 million in the 2015 Quarter.  The decrease of $37.9 million primarily reflects lower average coal sales prices of $47.48 in the 2016 Quarter compared to $50.50 in the 2015 Quarter resulting from current market conditions, and decreased tons sold due to the idling of the Onton and Gibson North mines in the fourth quarter of 2015 and the planned depletion of reserves at the Elk Creek mine in the first quarter of 2016, partially offset by increased sales from the River View and Gibson South operations.  Segment Adjusted EBITDA Expense decreased 1.1% to $246.9 million in the 2016 Quarter from $249.6 million in the 2015 Quarter due to reduced sales volumes as discussed above.  Segment Adjusted EBITDA Expense per ton increased $0.76 per ton sold to $31.45 in the 2016 Quarter from $30.69 per ton sold in the 2015 Quarter, primarily due to non-cash inventory adjustments related to a significant sell-off of coal inventory, as well as certain cost increases described above under "–Operating expenses and outside coal purchases," offset in part by the benefit of a lower cost production mix.

Appalachia – Segment Adjusted EBITDA increased 7.0% to $57.1 million for the 2016 Quarter from $53.4 million in the 2015 Quarter.  The increase of $3.7 million was primarily attributable to increased tons sold, which rose 32.2% to 2.9 million tons sold in the 2016 Quarter compared to 2.2 million tons sold in the 2015 Quarter, offset in part by lower average coal sales prices and increased operating expenses.  Coal sales increased 14.2% to $152.0 million compared to $133.1 million in the 2015 Quarter.  The increase of $18.9 million primarily reflects increased sales from the Tunnel Ridge mine offset in part by lower average coal sales prices across the region, which decreased 13.6% to $53.22 per ton sold compared to $61.61 per ton sold in the 2015 Quarter.  The increased sales volumes at Tunnel Ridge resulted primarily from new spot contracts with realizations below the segment’s average sales prices due to current market conditions.  Segment Adjusted EBITDA Expense increased 18.9% to $95.6 million in the 2016 Quarter from $80.4 million in the 2015 Quarter due to increased sales volumes.  Segment Adjusted EBITDA Expense per ton decreased $3.74 per ton sold to $33.49 compared to $37.23 per ton sold in the 2015 Quarter, due to an increase of lower-cost longwall sales from the Tunnel Ridge mine as well as certain other cost decreases described above under "–Operating expenses and outside coal purchases," offset in part by lower recoveries at Tunnel Ridge.

Other and Corporate – In the 2016 Quarter, Segment Adjusted EBITDA increased $10.0 million compared to the 2015 Quarter primarily as a result of increased safety equipment sales by Matrix Design, increased coal brokerage margins, as well as an increase in equity earnings from AllDale Minerals.  Segment Adjusted EBITDA Expense decreased to $26.7 million for the 2016 Quarter compared to $33.7 million for the 2015 Quarter primarily as a result of reduced intercompany coal brokerage activity.

Elimination – Segment Adjusted EBITDA Expense eliminations decreased in the 2016 Quarter to $20.3 million from $27.7 million in the 2015 Quarter and coal sales eliminations decreased to $18.3 million from $25.8 million, respectively, reflecting reduced intercompany coal brokerage activity.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

We reported net income of $217.4 million for the nine months ended September 30, 2016 ("2016 Period") compared to $283.1 million for the nine months ended September 30, 2015 ("2015 Period").  This decrease of $65.7 million was principally due to planned reductions in coal sales and production volumes, lower coal sales prices and lower other sales and operating revenues due to the absence of coal royalty and surface facilities revenues from White Oak, offset in part by reduced operating expenses at various operations in the 2016 Period, $48.5 million equity in loss of affiliates related to White Oak during the 2015 Period, and a non-cash asset impairment charge of $10.7 million both recorded in the 2015 Period.  Lower volumes in the 2016 Period resulted from idling the Onton and Gibson North mines in the fourth quarter of 2015, the planned depletion of reserves at the Elk Creek mine in the 2016 Period and reduced unit shifts at the River View and MC Mining mines in response to current market conditions, partially offset by additional volumes from the Tunnel Ridge and Gibson South operations and the Hamilton mine acquired in the White Oak Acquisition.

	Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(per ton sold)
Tons sold	26,177	30,276	N/A	N/A
Tons produced	25,759	31,471	N/A	N/A
Coal sales	$1,357,578	$1,632,493	$51.86	$53.92
Operating expenses and outside coal purchases	$849,027	$1,046,280	$32.43	$34.56

Coal sales. Coal sales decreased $274.9 million or 16.8% to $1.36 billion for the 2016 Period from $1.63 billion for the 2015 Period.  The decrease was attributable to a volume variance of $221.0 million resulting from reduced tons sold as discussed above and a price variance of $53.9 million due to lower average coal sales prices.  Average coal sales prices decreased $2.06 per ton sold in the 2016 Period to $51.86 compared to $53.92 per ton sold in the 2015 Period, primarily due to lower-priced legacy contracts at the Hamilton mine inherited in the White Oak Acquisition and lower average prices at certain mines, particularly at the Gibson South, Dotiki, Tunnel Ridge and MC Mining operations, as a result of challenging market conditions.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases combined decreased 18.9% to $849.0 million for the 2016 Period from $1.0 billion for the 2015 Period primarily as a result of the previously discussed reductions to coal production volumes and a favorable production cost mix.  On a per ton basis, operating expenses and outside coal purchases decreased 6.2% to $32.43 per ton sold from $34.56 per ton sold in the 2015 Period, due primarily to the lower-cost production mix and improved recovery and related increased production from our Tunnel Ridge and Gibson South mines.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 2.7% to $11.09 per ton in the 2016 Period from $11.40 per ton in the 2015 Period.  This decrease of $0.31 per ton was primarily attributable to the increased mix of lower-cost production discussed above and reduced overtime in response to market conditions;

•

Material and supplies expenses per ton produced decreased 14.3% to $9.76 per ton in the 2016 Period from $11.39 per ton in the 2015 Period.  The decrease of $1.63 per ton produced resulted primarily from the increased mix of lower-cost production discussed above and related decreases of $0.79 per ton for roof support, $0.58 per ton for contract labor used in the mining process, $0.22 per ton for certain ventilation expenses, $0.16 per ton for various preparation plant expenses and $0.14 per ton for safety related materials and supplies partially offset by increases of $0.29 per ton for equipment rentals primarily due to equipment leases assumed at the Hamilton mine and $0.16 per ton for environmental and reclamation;

•

Maintenance expenses per ton produced decreased 18.2% to $3.15 per ton in the 2016 Period from $3.85 per ton in the 2015 Period.  The decrease of $0.70 per ton produced was primarily due to production variances at certain mines discussed above;

•

Production taxes and royalties expenses incurred as a percentage of coal sales prices and volumes decreased $0.23 per produced ton sold in the 2016 Period compared to the 2015 Period primarily as a result of lower excise taxes per ton resulting from a favorable state production mix and lower average coal sales prices as discussed above; and

•

Operating expenses also benefited from a $3.4 million gain in the 2016 Period reflecting a reduction in the estimated value of contingent consideration potentially payable to certain prior owners of the Hamilton mining complex resulting from the White Oak Acquisition.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increases:

•

Workers’ compensation expenses per ton produced increased to $0.63 per ton in the 2016 Period from $0.40 per ton in the 2015 Period.  The increase of $0.23 per ton produced resulted primarily from increased accruals at various operations, a decrease in the discount rate used to calculate the estimated present value of future obligations and reduced favorable changes in claims development in the 2016 Period as compared to the 2015 Period; and

•

Operating expenses per ton sold were impacted by adjustments of $16.1 million to reduce the carrying value of the ARLP Partnership’s coal inventory to market price for the 2016 Period.  Operating expenses per ton sold were also increased by an inventory reduction and related inventory adjustments in the 2016 Period as compared to an inventory build in the 2015 Period.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, other outside services and in 2015, surface facility services and coal royalty revenues received from White Oak prior to the White Oak Acquisition.  Other sales and operating revenues decreased to $26.4 million in the 2016 Period from $74.4 million in the 2015 Period.  The decrease of $48.0 million was primarily due to the absence of coal royalty, surface facilities and transloading revenues from White Oak and lower Matrix Design sales.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased slightly to $240.6 million for the 2016 Period compared to $242.7 million for the 2015 Period primarily as a result of idling the Onton and Gibson North mines in the fourth quarter of 2015 and reduced production at the Elk Creek mine partially offset by the addition of the Hamilton mine in July 2015 and the anticipated shutdown of the Pattiki mine by the end of 2016.

Asset impairment.  In the 2015 Period, the ARLP Partnership recognized an asset impairment of $10.7 million to write down assets associated with the surrender of a lease agreement for certain undeveloped coal reserves and related property in western Kentucky.  The ARLP Partnership determined that coal reserves held under this lease were not a core part of its foreseeable development plans and surrendered the lease in September 2015.

Interest expense.  Interest expense, net of capitalized interest, decreased slightly to $23.4 million in the 2016 Period from $23.6 million in the 2015 Period primarily due to the repayment of the ARLP Series A senior notes in June 2015 offset in part by interest incurred under capital lease obligations and increased revolver borrowings during the 2016 Period.  Interest payable under the ARLP senior notes, ARLP term loan, ARLP revolving credit facility and capital lease financings is discussed below under "–Debt Obligations."

Equity in loss of affiliates, net.  Equity in income (loss) of affiliates, net for the 2016 Period includes Cavalier Minerals' equity investments in AllDale Minerals.  In addition to AllDale Minerals, the 2015 Period also includes the ARLP Partnership’s equity investments in White Oak.  For the 2016 Period, the ARLP Partnership recognized equity in income of affiliates of $1.0 million compared to equity in loss of affiliates of $49.0 million for the 2015 Period.  As discussed above, as a result of the White Oak Acquisition in July 2015, the ARLP Partnership no longer account for the Hamilton mine (formerly White Oak) financial results as an equity investment in its condensed consolidated financials but now consolidates Hamilton in its financial results.  Thus, the change in equity in earnings of affiliates was primarily due to the elimination of equity losses related to White Oak as well as an increase in equity earnings from AllDale Minerals.

Transportation revenues and expenses.  Transportation revenues and expenses were $19.7 million and $24.3 million for the 2016 and 2015 Periods, respectively.  The decrease of $4.6 million was primarily attributable to a decrease in average transportation rates in the 2016 Period, partially offset by increased tonnage for which the ARLP Partnership arranges transportation at certain mines.  The cost of transportation services are passed through to the ARLP Partnership’s customers.  Consequently, it does not realize any gain or loss on transportation revenues.

Net income attributable to noncontrolling interests. The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate as well as the noncontrolling interest of Cavalier Minerals.  The noncontrolling interest designated as affiliate represents SGP's 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership as well as Bluegrass Minerals Management, LLC’s ownership interest in Cavalier Minerals.  The noncontrolling interest designated as non-affiliates represents the limited partners' interest in ARLP controlled through the common unit ownership, excluding the 31,088,338 common units of ARLP held by us.  The net income attributable to noncontrolling interest was $92.6 million and $100.5 million for the 2016 and 2015 Periods, respectively.  The decrease in net income attributable to noncontrolling interest is due to the decrease in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above and offset in part by a greater proportion of the ARLP Partnership’s net income being attributed to its limited partner interests rather than our general partner interest reflecting a decrease in ARLP’s managing general partner’s priority distribution to us resulting from the ARLP Partnership’s lower unit distribution rate of $0.4375 in each of the quarters in the 2016 Period compared to $0.6625, $0.6750 and $0.6750 for each quarter, respectively in the 2015 Period.

Segment Adjusted EBITDA.  Our 2016 Period Segment Adjusted EBITDA decreased $75.8 million, or 12.4%, to $536.6 million from the 2015 Period Segment Adjusted EBITDA of $612.4 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Nine Months Ended
	September 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$376,056	$445,819	$(69,763)	(15.6)%
Appalachia	143,589	154,760	(11,171)	(7.2)%
Other and Corporate	25,555	21,432	4,123	19.2%
Elimination	(8,641)	(9,652)	1,011	10.5%
Total Segment Adjusted EBITDA (1)	$536,559	$612,359	$(75,800)	(12.4)%

Tons sold
Illinois Basin	18,892	22,992	(4,100)	(17.8)%
Appalachia	7,236	7,276	(40)	(0.5)%
Other and Corporate	1,248	2,298	(1,050)	(45.7)%
Elimination	(1,199)	(2,290)	1,091	47.6%
Total tons sold	26,177	30,276	(4,099)	(13.5)%

Coal sales
Illinois Basin	$940,843	$1,180,862	$(240,019)	(20.3)%
Appalachia	402,914	441,350	(38,436)	(8.7)%
Other and Corporate	58,074	108,748	(50,674)	(46.6)%
Elimination	(44,253)	(98,467)	54,214	55.1%
Total coal sales	$1,357,578	$1,632,493	$(274,915)	(16.8)%

Other sales and operating revenues
Illinois Basin	$7,413	$41,458	$(34,045)	(82.1)%
Appalachia	2,717	10,389	(7,672)	(73.8)%
Other and Corporate	30,015	37,602	(7,587)	(20.2)%
Elimination	(13,723)	(15,004)	1,281	8.5%
Total other sales and operating revenues	$26,422	$74,445	$(48,023)	(64.5)%

Segment Adjusted EBITDA Expense
Illinois Basin	$572,200	$728,048	$(155,848)	(21.4)%
Appalachia	262,043	296,980	(34,937)	(11.8)%
Other and Corporate	63,575	124,321	(60,746)	(48.9)%
Elimination	(49,336)	(103,819)	54,483	52.5%
Total Segment Adjusted EBITDA Expense (1)	$848,482	$1,045,530	$(197,048)	(18.8)%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

Illinois Basin – Segment Adjusted EBITDA decreased 15.6% to $376.1 million in the 2016 Period from $445.8 million in the 2015 Period.  The decrease of $69.7 million was primarily attributable to reduced coal sales as well as the absence of coal royalty and surface facilities revenues from White Oak in the 2016 Period, partially offset by payments of $6.5 million received from customers in the 2016 Period in lieu of shipments, reduced operating expenses and the absence of losses in the 2016 Period related to the ARLP Partnership’s equity ownership in White Oak prior to the White Oak

Acquisition.  Coal sales decreased 20.3% to $940.8 million compared to $1.2 billion in the 2015 Period.  The coal sales decrease of $240.0 million primarily reflects the previously discussed reduction of coal sales and production volumes at the Onton, Gibson North, Elk Creek and River View mines, partially offset by additional volumes from the Gibson South operation and the Hamilton mine acquired in July 2015.  Also impacting the 2016 Period were lower average coal sales prices which decreased 3.0% to $49.80 per ton sold compared to $51.36 per ton sold in the 2015 Period as a result of challenging market conditions and lower-priced legacy contracts at the Hamilton mine inherited in the White Oak Acquisition.  Segment Adjusted EBITDA Expense decreased 21.4% to $572.2 million in the 2016 Period from $728.0 million in the 2015 Period due to reduced production and sales volumes as discussed above.  Segment Adjusted EBITDA Expense per ton decreased $1.38 per ton sold to $30.29 in the 2016 Period from $31.67 per ton sold in the 2015 Period, primarily as a result of a favorable production cost mix in the 2016 Period due to reducing production from higher-cost per ton operations and improved recoveries at the Gibson South, River View and Warrior mines, as well as certain cost decreases described above under "–Operating expenses and outside coal purchases."

Appalachia – Segment Adjusted EBITDA decreased 7.2% to $143.6 million for the 2016 Period from $154.8 million in the 2015 Period.  The decrease of $11.2 million was primarily attributable to lower average coal sales prices of $55.68 per ton sold during the 2016 Period compared to $60.66 per ton sold in the 2015 Period and to payments of $8.1 million received from customers in the 2015 Period in lieu of shipments, partially offset by reduced operating expenses.  Coal sales decreased 8.7% to $402.9 million in the 2016 Period compared to $441.4 million in the 2015 Period.  The decrease of $38.5 million was primarily due to lower average coal sales prices at the MC Mining and Tunnel Ridge mines.  Segment Adjusted EBITDA Expense decreased 11.8% to $262.0 million in the 2016 Period from $297.0 million in the 2015 Period, primarily due to reduced sales volumes and a favorable production cost mix.  Segment Adjusted EBITDA Expense per ton decreased $4.61 per ton sold to $36.21 compared to $40.82 per ton sold in the 2015 Period, due to increased production and sales volumes at the lower cost per ton longwall operations at Tunnel Ridge resulting from improved productivity, fewer longwall move days and lower roof support expenses, lower selling expenses across the region, and certain other cost decreases described above under "–Operating expenses and outside coal purchases," offset in part by lower recoveries at the Mettiki mine.

Other and Corporate – In the 2016 Period, Segment Adjusted EBITDA increased $4.1 million compared to the 2015 Period primarily as a result of increased margins on both safety equipment sales by Matrix Design and coal brokerage sales, as well as an increase in equity earnings from AllDale Minerals.  In the 2016 Period, coal sales and other sales and operating revenues decreased $58.3 million and Segment Adjusted EBITDA Expense decreased $60.7 million compared to the 2015 Period.  These decreases primarily resulted from reduced intercompany coal brokerage activity.  The increase in equity earnings from AllDale Minerals in the 2016 Period contributed $1.6 million of the total $4.1 million increase in Segment Adjusted EBITDA compared to the 2015 Period.

Elimination – Segment Adjusted EBITDA Expense eliminations decreased in the 2016 Period to $49.3 million from $103.8 million in the 2015 Period and coal sales eliminations decreased to $44.3 million from $98.5 million, respectively, primarily reflecting reduced intercompany coal brokerage activity.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and asset impairment.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)

Consolidated Segment Adjusted EBITDA	$196,447	$203,652	$536,559	$612,359
General and administrative	(18,987)	(18,356)	(55,175)	(53,659)
Depreciation, depletion and amortization	(80,612)	(84,661)	(240,640)	(242,730)
Asset impairment	—	(10,695)	—	(10,695)
Interest expense, net	(7,998)	(7,066)	(23,375)	(22,204)
Income tax expense	(6)	(12)	(4)	(18)
Net income	$88,844	$82,862	$217,365	$283,053

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Segment Adjusted EBITDA Expense	$348,932	$336,074	$848,482	$1,045,530
Outside coal purchases	(1,514)	(2)	(1,514)	(326)
Other income	293	455	545	750
Operating expenses (excluding depreciation, depletion and amortization)	$347,711	$336,527	$847,513	$1,045,954

Liquidity and Capital Resources

Liquidity

Our only cash generating assets are limited partnership and general partnership interests in the ARLP Partnership, including incentive distribution rights, from which we receive quarterly distributions.  We rely on distributions from the ARLP Partnership to fund our cash requirements.

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures, equity investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and sale-leaseback transactions.  The ARLP Partnership believes that existing cash balances, future cash flows from operations, borrowings under credit facilities, sale-leaseback transactions and cash provided from the issuance of debt or equity will be sufficient to meet its working capital requirements, capital expenditures and additional equity investments, debt payments, commitments and distribution payments.  Nevertheless, the ARLP Partnership's ability to satisfy its working capital requirements, to fund planned capital expenditures and equity investments, to service its debt obligations or to pay distributions will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, as well as other financial and business factors, some of which are beyond the ARLP Partnership's control.  Based on the ARLP Partnership's recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that the ARLP Partnership expects to have available, it does not anticipate any constraints to its liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash Flows

Cash provided by operating activities was $492.0 million for the 2016 Period compared to $527.2 million for the 2015 Period.  The decrease in cash provided by operating activities was primarily due to a decrease in net income as adjusted for non-cash items and an increase in trade receivables during the 2016 Period compared to the 2015 Period. These decreases were offset in part by a drawdown of coal inventories, a greater decrease in prepaid expenses and other assets, a decrease in accounts payable, a decrease in amounts due from affiliates and an increase in payroll and related benefits accruals, each in the 2016 Period compared to the 2015 Period.

Net cash used in investing activities was $164.7 million for the 2016 Period compared to $288.8 million for the 2015 Period.  The decrease in cash used in investing activities was primarily attributable to lower capital expenditures for mine infrastructure and equipment at various mines and a decrease in acquisition activity in the 2016 Period, offset in part by increased equity investments in affiliates and the acquisition of customer contracts in the 2016 Period.  Reduced capital expenditures for mining equipment reflects in part deployment efforts for used mining equipment acquired through acquisitions in 2015 and continued re-deployment of equipment from our recently idled mines previously discussed.

Net cash used in financing activities was $340.1 million for the 2016 Period compared to $226.1 million for the 2015 Period.  The increase in cash used in financing activities was primarily attributable to increases in payments under the securitization facility, term loan, revolving credit facility and capital lease obligations in the 2016 Period compared to the 2015 Period and a decrease in borrowings under revolving credit facilities in the 2016 Period, offset in part by increased borrowings under the securitization facility, proceeds received from sale-leaseback transactions in the 2016 Period, the repayment of our Series A Senior Notes in the 2015 Period and reduced distributions paid to partners in the 2016 Period.

Capital Expenditures

Capital expenditures decreased to $70.3 million in the 2016 Period from $159.2 million in the 2015 Period for reasons discussed above.

The ARLP Partnership’s anticipated total capital expenditures for the year ending December 31, 2016 are estimated in a range of $97.5 million to $102.5 million, which includes expenditures for infrastructure projects and maintenance capital at various mines.  In addition to these capital expenditures, the ARLP Partnership anticipates funding in 2016 investments of approximately $80.0 million to $85.0 million related to its commitment to acquire oil and gas mineral interests.  Management anticipates funding remaining 2016 capital requirements with cash and cash equivalents ($21.4 million as of September 30, 2016), cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of ARLP common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Debt Obligations

ARLP Credit Facility.  On May 23, 2012, the Intermediate Partnership entered into a credit agreement (the "Credit Agreement") with various financial institutions for a revolving credit facility (the "ARLP Revolving Credit Facility") of $700.0 million and a term loan (the "ARLP Term Loan") in the aggregate principal amount of $250.0 million (collectively, the ARLP Revolving Credit Facility and ARLP Term Loan are referred to as the "ARLP Credit Facility").  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at the ARLP Partnership's election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The ARLP Partnership has elected a Eurodollar Rate which, with applicable margin, was 2.18% on borrowings outstanding as of September 30, 2016.  The ARLP Credit Facility matures on May 23, 2017, at which time all amounts then outstanding are required to be repaid.  The ARLP Partnership’s management is currently finalizing plans to extend the ARLP Revolving Credit Facility, the cost, availability and terms of which could be impacted by weakness in the energy sector in general and coal in particular.  Interest is payable quarterly, with principal of the ARLP Term Loan due as follows: for each quarter commencing June 30, 2014 and ending March 31, 2016, quarterly principal payments in an amount per quarter equal to 2.50% of the aggregate amount of the ARLP Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the ARLP Term Loan advances outstanding; and the remaining balance of the ARLP Term Loan advances at maturity.  In June 2014, the ARLP Partnership began making quarterly principal payments on the ARLP Term Loan, leaving a balance of $100.0 million at September 30, 2016.  The ARLP Partnership has the option to prepay the ARLP Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a "change of control" (as defined in the Credit Agreement), the unpaid principal amount of the ARLP Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.  On October 16, 2015 the ARLP Revolving Credit Facility was amended to increase the baskets for permitted other unsecured debt and capital lease obligations and for annual sale-leaseback arrangements.

At September 30, 2016, the ARLP Partnership had borrowings of $310.0 million and $5.7 million of letters of credit outstanding with $384.3 million available for borrowing under the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates.  The ARLP Partnership incurs an annual commitment fee of 0.25% on the undrawn portion of the ARLP Revolving Credit Facility.

ARLP Series B Senior Notes.  On June 26, 2008, the ARLP Partnership issued under the 2008 Note Purchase Agreement $145.0 million of Series B senior notes ("ARLP Series B Notes"), which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

The ARLP Series B Notes and the ARLP Credit Facility described above (collectively, "ARLP Debt Arrangements") are guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting the Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by the Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require the Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.12 to 1.0 and 22.0 to 1.0, respectively, for the trailing twelve months ended September 30, 2016.  The ARLP Partnership was in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2016.

ARLP Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of the Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("ARLP Securitization Facility") providing additional liquidity and funding.  Under the ARLP Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The ARLP Securitization Facility was renewed in December 2015 and matures in December 2016.  On February 24, 2016 the facility was amended to include additional subsidiaries as sellers of trade receivables, thereby increasing availability under the facility.  At September 30, 2016, the ARLP Partnership had $100.0 million outstanding under the ARLP Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or 50% of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, then owned or later acquired, in AllDale Minerals.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of September 30, 2016, Cavalier Minerals had not drawn on the Cavalier Credit Facility.

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

Other.  In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers' compensation benefits.  At September 30, 2016, the ARLP Partnership had $30.7 million in letters of credit outstanding under agreements with these two banks.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with us, SGP and our respective affiliates. These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, mineral and equipment leases with SGP and its affiliates, and agreements relating to the use of aircraft.  The ARLP Partnership has also had transactions with WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") and, through Cavalier Minerals, AllDale Minerals to support the acquisition of oil and gas mineral interests.  For more information regarding WKY CoalPlay, AllDale Minerals and Bluegrass Minerals, please read “Item 1. Financial Statements (Unaudited) – Note 8. Variable Interest Entities" and "– Note 9. Equity Investment" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2015, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions" for additional information concerning related-party transactions.

New Accounting Standards

See "Item 1. Financial Statements (Unaudited) – Note 2. New Accounting Standards" of this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Other Information

White Oak IRS Notice

The ARLP Partnership received notice that the Internal Revenue Service issued White Oak Resources LLC a "Notice of Beginning of Administrative Proceeding" in conjunction with an audit of the income tax return of White Oak for the tax year ended December 31, 2011.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit Risk

Most of the ARLP Partnership's sales tonnage is consumed by electric utilities.  Therefore, the ARLP Partnership's credit risk is primarily with domestic electric power generators.  The ARLP Partnership's policy is to independently evaluate the creditworthiness of each customer prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by the ARLP Partnership's credit management department, it will take steps to reduce its credit exposure to customers that do not meet its credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayment for shipments or establishing customer trust accounts held for the ARLP Partnership's benefit in the event of a failure to pay.

Exchange Rate Risk

Almost all of the ARLP Partnership's transactions are denominated in U.S. Dollars, and as a result, it does not have material exposure to currency exchange-rate risks.

Interest Rate Risk

Borrowings under the ARLP Revolving Credit Facility, ARLP Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, the ARLP Partnership has interest rate exposure.  Historically, the ARLP Partnership's earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $310.0 million in borrowings under the ARLP Revolving Credit Facility, $100.0 million outstanding under the ARLP Term Loan and $100.0 million in borrowings under the ARLP Securitization Facility at September 30, 2016.  The ARLP Partnership’s management is currently finalizing plans to extend the ARLP Revolving Credit Facility, which will likely result in a modest increase in the cost of borrowing.  A one percentage point increase in the interest rates related to the ARLP Revolving Credit Facility, ARLP Term Loan and ARLP Securitization Facility would result in an annualized increase in 2016 interest expense of $5.1 million, based on interest rate and borrowing levels at September 30, 2016.  With respect to the ARLP

Partnership's fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $2.5 million in the estimated fair value of these borrowings.

As of September 30, 2016, the estimated fair value of the ARLP Debt Arrangements was approximately $667.4 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership's current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2016.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2016.

During the quarterly period ended September 30, 2016, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "forecast," "may," "project," "will," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

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

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	risks associated with the expansion of the ARLP Partnership's operations and properties;
•	dependence on significant customer contracts, including renewing existing contracts upon expiration;
•	adjustments made in price, volume or terms to existing coal supply agreements;
•	changing global economic conditions or in industries in which the ARLP Partnership's customers operate;
•	liquidity constraints, including those resulting from any future unavailability of financing;
•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
•	customer delays, failure to take coal under contracts or defaults in making payments;
•	fluctuations in coal demand, prices and availability;
•	continuation or worsening of depressed oil and gas prices adversely affecting the ARLP Partnership's investments in oil and gas mineral interests through Cavalier Minerals;

•	the ARLP Partnership's productivity levels and margins earned on its coal sales;
•

the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy and renewable fuels;

•	changes in raw material costs;
•	changes in the availability of skilled labor;
•	the ARLP Partnership's ability to maintain satisfactory relations with its employees;
•

increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with black lung and workers' compensation claims;

•	increases in transportation costs and risk of transportation delays or interruptions;
•	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
•	risks associated with major mine-related accidents, such as mine fires, or interruptions;
•	results of litigation, including claims not yet asserted;
•	difficulty maintaining the ARLP Partnership's surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
•	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits and other post-retirement benefit liabilities;
•	uncertainties in estimating and replacing the ARLP Partnership's coal reserves;
•	a loss or reduction of benefits from certain tax deductions and credits;
•	difficulty obtaining commercial property insurance, and risks associated with the ARLP Partnership's participation (excluding any applicable deductible) in the commercial insurance property program;
•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies the ARLP Partnership does not control; and
•	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement.  When considering forward-looking statements, you should also keep in mind the risks described in "Risk Factors" below.  These risks could also cause our actual results to differ materially from those contained in any forward-looking statement.  We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

You should consider the information above when reading or considering any forward-looking statements contained in:

•	this Quarterly Report on Form 10-Q;
•	other reports filed by us with the SEC;
•	our press releases;
•	our website http://www.ahgp.com; and
•	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in "Part I. Item 1. Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference.  See also "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A  "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.  We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

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

31.1

Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 8, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 8, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 8, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 8, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2016 filed in XBRL).

*     Or furnished, in the case of Exhibits 32.1 and 32.2.

(1)	Denotes Alliance Resource Partners, L.P. filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 8, 2016.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign
on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer