Form 10-Q
period 2017-09-30
Alliance Holdings GP, L.P.
filed 2017-11-06
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017,  59,863,000 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,571	$44,525
Trade receivables	129,031	152,032
Other receivables	709	279
Due from affiliates	27	37
Inventories, net	87,667	61,051
Advance royalties, net	1,207	1,207
Prepaid expenses and other assets	10,488	22,128
Total current assets	251,700	281,259
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,938,362	2,920,988
Less accumulated depreciation, depletion and amortization	(1,436,470)	(1,335,145)
Total property, plant and equipment, net	1,501,892	1,585,843
OTHER ASSETS:
Advance royalties, net	40,578	29,372
Equity investments in affiliates	144,349	138,817
Cost investments	102,800	—
Goodwill	136,399	136,399
Other long-term assets	33,041	25,997
Total other assets	457,167	330,585
TOTAL ASSETS	$2,210,759	$2,197,687

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$74,289	$64,460
Due to affiliates	759	906
Accrued taxes other than income taxes	20,578	18,288
Accrued payroll and related expenses	41,124	41,576
Accrued interest	13,083	316
Workers' compensation and pneumoconiosis benefits	9,732	9,897
Current capital lease obligations	28,220	27,196
Other current liabilities	16,697	14,778
Current maturities, long-term debt, net	100,000	149,874
Total current liabilities	304,482	327,291
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	385,449	399,446
Pneumoconiosis benefits	64,197	62,822
Accrued pension benefit	39,497	42,070
Workers' compensation	52,477	40,400
Asset retirement obligations	125,146	125,266
Long-term capital lease obligations	64,358	85,540
Other liabilities	16,248	17,203
Total long-term liabilities	747,372	772,747
Total liabilities	1,051,854	1,100,038

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. ("AHGP") Partners' Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	623,614	598,077
Accumulated other comprehensive loss	(25,270)	(16,550)
Total AHGP Partners' Capital	598,344	581,527
Noncontrolling interests	560,561	516,122
Total Partners’ Capital	1,158,905	1,097,649
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,210,759	$2,197,687

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

SALES AND OPERATING REVENUES:
Coal sales	$435,162	$533,817	$1,256,168	$1,357,578
Transportation revenues	8,009	7,692	24,933	19,732
Other sales and operating revenues	9,916	10,457	31,610	26,422
Total revenues	453,087	551,966	1,312,711	1,403,732

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	295,385	326,891	796,845	842,417
Transportation expenses	8,009	7,692	24,933	19,732
Outside coal purchases	—	1,514	—	1,514
General and administrative	15,389	18,987	47,160	55,175
Depreciation, depletion and amortization	69,962	101,432	194,109	245,736
Total operating expenses	388,745	456,516	1,063,047	1,164,574

INCOME FROM OPERATIONS	64,342	95,450	249,664	239,158
Interest expense (net of interest capitalized for the three and nine months ended September 30, 2017 and 2016 of $107, $47, $354 and $320, respectively)	(10,773)	(8,001)	(28,904)	(23,386)
Interest income	6	3	87	11
Equity in income of affiliates	3,798	1,105	10,414	1,041
Cost investment income	2,800	—	2,800	—
Debt extinguishment loss	—	—	(8,148)	—
Other income	774	293	2,461	545

INCOME BEFORE INCOME TAXES	60,947	88,850	228,374	217,369

INCOME TAX EXPENSE (BENEFIT)	4	6	(3)	4

NET INCOME	60,943	88,844	228,377	217,365

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(21,821)	(40,337)	(91,661)	(92,643)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. ("NET INCOME OF AHGP")	$39,122	$48,507	$136,716	$124,722

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$0.65	$0.81	$2.28	$2.08

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.73	$0.55	$1.83	$2.06

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	59,863,000	59,863,000	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET INCOME	$60,943	$88,844	$228,377	$217,365

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan:
Amortization of prior service cost (1)	46	—	140	—
Amortization of net actuarial loss (1)	774	787	2,319	2,365
Total defined benefit pension plan adjustments	820	787	2,459	2,365

Pneumoconiosis benefits:
Amortization of net actuarial gain (1)	(479)	(660)	(1,613)	(1,982)
Total pneumoconiosis benefits adjustments	(479)	(660)	(1,613)	(1,982)

OTHER COMPREHENSIVE INCOME	341	127	846	383

COMPREHENSIVE INCOME	61,284	88,971	229,223	217,748

Less: Comprehensive income attributable to noncontrolling interests	(21,957)	(40,410)	(92,039)	(92,827)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$39,327	$48,561	$137,184	$124,921

(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 10 and 12 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:	$454,818	$491,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(105,455)	(70,267)
Increase (decrease) in accounts payable and accrued liabilities	4,182	(7,965)
Proceeds from sale of property, plant and equipment	1,488	756
Contributions to equity investments in affiliates	(16,487)	(65,367)
Purchase of cost investment	(100,000)	—
Distributions received from investments in excess of cumulative earnings	10,880	2,167
Payment for acquisition of business	—	(1,011)
Payment for acquisition of customer contracts	—	(23,000)
Net cash used in investing activities	(205,392)	(164,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	100,000	44,600
Payments under securitization facility	(100,000)	(27,700)
Payments on term loan	(50,000)	(106,250)
Borrowings under revolving credit facilities	165,000	140,000
Payments under revolving credit facilities	(420,000)	(215,000)
Borrowings under long-term debt	400,000	—
Payment on long-term debt	(145,000)	—
Proceeds on capital lease transactions	—	33,881
Payments on capital lease obligations	(20,186)	(17,769)
Payment of debt issuance costs	(16,221)	—
Payment for debt extinguishment	(8,148)	—
Contributions to consolidated company from affiliate noncontrolling interest	251	2,557
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(2,988)	(1,336)
Contribution by limited partner - affiliate	800	—
Distributions paid by consolidated partnership to noncontrolling interests	(62,143)	(69,680)
Distributions paid to Partners	(109,548)	(123,318)
Other	(3,197)	(60)
Net cash used in financing activities	(271,380)	(340,075)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,954)	(12,802)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,525	38,678

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,571	$25,876

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,679	$20,194
Cash paid for income taxes	$10	$7

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$12,414	$4,669
Assets acquired by capital lease	$—	$37,089
Market value of ARLP common units issued under ARLP's Long-Term Incentive and Directors Deferred Compensation Plans before tax withholding requirements	$8,149	$3,642

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

•	References to "AGP" mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., also referred to as our general partner.
•	References to "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's sole general partner and, prior to the Exchange Transactions discussed below, its managing general partner.
•	References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner prior to the Exchange Transaction discussed below.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
•	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the mining operations of Alliance Resource Operating Partners, L.P.

Organization and Formation

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "AHGP."  We own indirectly 100% of the members' interest in MGP, ARLP's sole general partner.  The ARLP Partnership is a diversified producer and marketer of coal to major United States ("U.S.") utilities and industrial users.  ARLP conducts substantially all of its business through its wholly-owned subsidiary, the Intermediate Partnership.  Through our ownership of MGP, we own the 1.0001% managing general partner interest in the Intermediate Partnership.    ARLP and the Intermediate Partnership were formed in May 1999, to acquire upon completion of ARLP's initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc. ("ARH"), a Delaware corporation.  ARH is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP as well as the President and Chief Executive Officer and a Director of MGP, and Kathleen S. Craft.  SGP, a Delaware limited liability company, is owned by ARH. SGP owns 20,641,168 common units of AHGP, 7,181 common units of ARLP and prior to the Exchange Transaction discussed below, owned a 0.01% special general partner interest in both ARLP and the Intermediate Partnership.

We are owned 100% by limited partners.  Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Exchange Transaction

On July 28, 2017, our wholly-owned subsidiary, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  MGP is the sole general partner of ARLP following the Exchange Transaction, and no control, management or governance changes otherwise occurred.  We now own directly and indirectly 87,188,338 ARLP common units and a non-economic general partner interest in ARLP.  We continue to own, through MGP, a 1.0001% managing general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.

The Exchange Transaction constituted an exchange of equity interests between entities under common control and not a transfer of a business.  As there was no change in control of either us or ARLP, the exchange reflects the impact on controlling and noncontrolling interest at carrying value on a prospective basis from the date of the Exchange Transaction.

Simultaneously with the Exchange Transaction discussed above, MGP became a wholly-owned subsidiary of MGP II, which is 100% owned directly and indirectly by us and was created in connection with the Exchange Transaction.  MGP II holds the 56,100,000 ARLP common units discussed above.

Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and operations and those of MGP, MGP II, ARLP (a variable interest entity of which AHGP is the primary beneficiary), ARLP's consolidated Intermediate Partnership and the Intermediate Partnership's operating subsidiaries and present the financial position as of September 30, 2017 and December 31, 2016, the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016.  ARLP and its consolidated subsidiaries represent virtually all the net assets and operations of AHGP.  All intercompany transactions and accounts have been eliminated.  See Note 8 – Variable Interest Entities for information regarding our consolidation of ARLP.

The earnings of the ARLP Partnership allocated to its limited partners' interests not owned by us are reflected as a noncontrolling interest in our condensed consolidated statements of income and balance sheet.  Our consolidated financial statements do not differ materially from those of the ARLP Partnership.  The differences between our financial statements and those of the ARLP Partnership are primarily attributable to (a) amounts reported as noncontrolling interests and (b) additional general and administrative costs and taxes attributable to us.  The additional general and administrative costs principally consist of costs incurred by us as a result of being a publicly traded partnership, amounts billed by, and reimbursed to, Alliance Coal under an administrative services agreement and amounts billed by, and reimbursed to, AGP under our partnership agreement. Net income attributable to Alliance Holdings GP, L.P. from within our accompanying condensed consolidated financial statements will be described as "Net Income of AHGP."

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

Investments

The ARLP Partnership's investments and ownership interests in which it does not have a controlling financial interest are accounted for either under the cost method of accounting if the ARLP Partnership does not have the ability to exercise significant influence over the entity, or under the equity method of accounting if the ARLP Partnership has the ability to exercise significant influence over the entity.

Historical cost is used to account for investments accounted for under the cost method and distributions received on those investments are recorded as income unless those distributions are considered a return on investment in which case the historical cost is reduced.  The ARLP Partnership's cost method investment includes Kodiak Gas Services, LLC ("Kodiak").  See Note 9 – Investments for further discussion of this cost method investment.

Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of the ARLP Partnership's investment and the underlying equity in the net assets of the joint venture at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference.  In the event the ARLP Partnership's ownership entitles it to a disproportionate sharing of income or loss, the ARLP Partnership's equity in income or losses of affiliates is allocated based on the hypothetical liquidation at book value ("HLBV") method of accounting.

Under the HLBV method, equity in income or losses of affiliates is allocated based on the difference between the ARLP Partnership's claim on the net assets of the equity method investee at the end and beginning of the period, with consideration of certain eliminating entries regarding differences of accounting for various related-party transactions, after taking into account contributions and distributions, if any.  The ARLP Partnership's share of the net assets of the equity method investee is calculated as the amount it would receive if the equity method investee were to liquidate all of its assets at net book value and distribute the resulting cash to creditors, other investors and the ARLP Partnership according to the respective priorities.  None of our current equity investments use the HLBV method. Our last use of this method was in 2015 which will be discussed in our upcoming Form 10-K.

The ARLP Partnership's equity method investments include AllDale Minerals, LP ("AllDale I"), and AllDale Minerals II, LP ("AllDale II") (collectively "AllDale Minerals"), both held by the ARLP Partnership's subsidiary Cavalier Minerals JV, LLC ("Cavalier Minerals").  The ARLP Partnership also has an equity method investment in AllDale Minerals III, LP ("AllDale III") which is not held through Cavalier Minerals but rather held directly by the ARLP Partnership.  See Note 9 – Investments for further discussion of these equity method investments.

The ARLP Partnership reviews its investments and ownership interests accounted for under both the equity method of accounting and the cost method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other-than-temporary.

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

New Accounting Standards Issued and Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation–Retirement Benefits (Topic 715) ("ASU 2017-07").  ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost.  It also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.  The new guidance will be applied retroactively to all periods presented.  ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  We do not anticipate ASU 2017-07 will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard's "capital" or "operating" classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  We have developed an assessment team and are currently evaluating the effect of adopting ASU 2016-02.

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

The ARLP Partnership continues to monitor closely (a) activities of the FASB and various non-authoritative groups with respect to implementation issues that may impact its determinations, (b) existing contracts for consistency with current implementation determinations derived from it assessment process and (c) its revenue recognition policy, where applicable, for required modifications.

We do not expect that the adoption of the new standard will have a material impact on our financial statements, but will require expanded disclosures including presenting, by type and by segment, revenues for all periods presented and expected revenues by year for performance obligations that are unsatisfied or partially unsatisfied as of the date of presentation.  The new standard allows for two methods of adoption: a full retrospective adoption method and a modified retrospective method.   We have elected to use the modified retrospective method of adoption which allows a cumulative effect adjustment to equity as of the date of adoption.  As we do not anticipate a change in the recognition pattern of our revenues, we do not expect to have a cumulative effect adjustment when we adopt the new standard.

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

4.           INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)

Coal	$51,657	$29,242
Supplies (net of reserve for obsolescence of $5,015 and $4,940, respectively)	36,010	31,809
Total inventories, net	$87,667	$61,051

.

5.           FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	$—	$—	$9,700	$—	$—	$9,700

Additional disclosures:
Long-term debt	—	536,296	—	—	559,509	—
Total	$—	$536,296	$9,700	$—	$559,509	$9,700

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

6.           LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
	(in thousands)
ARLP Revolving Credit facility	$—	$255,000	$(7,615)	$(453)
ARLP Senior notes	400,000	—	(6,936)	—
ARLP Series B senior notes	—	145,000	—	(101)
ARLP Term loan	—	50,000	—	(126)
ARLP Securitization facility	100,000	100,000	—	—
	500,000	550,000	(14,551)	(680)
Less current maturities	(100,000)	(150,000)	—	126
Total long-term debt	$400,000	$400,000	$(14,551)	$(554)

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

The ARLP Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $494.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "ARLP Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "ARLP Term Loan").  The outstanding revolver balance and term loan balance under the ARLP Replaced Credit Agreement were considered advanced under the ARLP Credit Facility on January 27, 2017.   On April 3, 2017, the ARLP Partnership entered into an amendment to the ARLP Credit Agreement (the "Amendment") to (a) extend the termination date of the ARLP Revolving Credit Facility as to $461.25 million of commitments to May 23, 2021, (b) eliminate the Cavalier Condition and the ARLP Senior Notes Condition (both as defined in the ARLP Credit Agreement) and (c) effectuate certain other changes.  In connection with the Amendment, the ARLP Partnership increased the commitments under the ARLP Revolving Credit Facility from $479.75 million to $494.75 million, effective May 23, 2017 (of which $33.5 million expire on May 23, 2019).  The ARLP Partnership incurred debt issuance costs in 2017 of $8.9 million in connection with the ARLP Credit Agreement.  These debt issuance costs are deferred and are being amortized as a component of interest expense over the term of the ARLP Credit Facility.

The ARLP Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership’s assets.  The $50.0 million principal balance of the ARLP Term Loan was paid in full in May 2017.

Borrowings under the ARLP Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the ARLP Credit Agreement).  The ARLP Partnership elected a Eurodollar Rate, which, with applicable margin, was 3.59% as of September 30, 2017.  At September 30, 2017, the ARLP Partnership had $8.1 million of letters of credit outstanding with $486.7 million available for borrowing under the ARLP Revolving Credit Facility. The ARLP Partnership currently incurs  an annual commitment fee of 0.35% on the undrawn portion of the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.

The ARLP Credit Agreement contains various restrictions affecting the Intermediate Partnership and its subsidiaries including, among other things, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by the Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the ARLP Credit  Agreement).  The Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership’s ability to incur certain unsecured debt. The Amendment raised the debt to cash flow ratio from 2.25 to 1.0 to 2.50 to 1.0 and also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The ARLP Credit  Agreement requires the Intermediate Partnership maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.84 to 1.0 and 19.2 to 1.0, respectively, for the trailing twelve months ended September 30, 2017.  The ARLP Partnership  was compliant with the covenants of the ARLP Credit Agreement as of September 30, 2017.

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

On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("ARLP Senior Notes") in a private placement to qualified institutional buyers.  The ARLP Senior Notes have a term of eight years maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on November 1, 2017.  The indenture governing the ARLP Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem up to 35% of the aggregate principal amount of the ARLP Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the ARLP Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the ARLP Senior Notes.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem the ARLP Senior Notes at a redemption price equal to the principal amount of the ARLP Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the ARLP Senior Notes and cash on hand were used to repay the ARLP Revolving Credit Facility, ARLP Term Loan and ARLP Series B Senior Notes (including a make-whole payment of $8.1 million).  The ARLP Partnership incurred discount and debt issuance costs of $7.3 million in connection with issuance of the ARLP Senior Notes.  These costs are deferred and are currently being amortized as a component of interest expense over the Term.

On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of the Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("ARLP Securitization Facility").  Under the ARLP Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly-owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The ARLP Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in December 2016 and matures in December 2017. At September 30, 2017, the ARLP Partnership had $100.0 million outstanding under the Securitization Facility.

On October 6, 2015, Cavalier Minerals (see Note 8 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II," the parent of ARH), (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of September  30, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals, LLC ("Alliance Minerals") has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

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

The following table summarizes the components of noncontrolling interests recorded in Partners' Capital for the periods indicated:

	September 30,	December 31,
	2017	2016
	(in thousands)
Noncontrolling interests reflected in Partners' Capital:
Affiliate (SGP)	$(303,818)	$(303,818)
Non-Affiliates (ARLP's non-affiliate limited partners)	871,432	836,380
Affiliate (Cavalier Minerals) (See Note 8 - Variable Interest Entities)	5,371	5,550
Accumulated other comprehensive loss attributable to noncontrolling interests	(12,424)	(21,990)
Total noncontrolling interests	$560,561	$516,122

The noncontrolling interest designated as Affiliate (SGP) represents SGP's limited partner interest in ARLP and, prior to the Exchange Transaction, SGP's 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership (See Note 1 – Organization and Presentation).

The noncontrolling interest designated as Non-Affiliates represents the limited partners' interest in ARLP controlled through the common unit ownership, excluding the 87,188,338 common units of ARLP held directly and indirectly by us (See Note 1 – Organization and Presentation).  The total obligation associated with ARLP's Long-Term Incentive Plan ("ARLP LTIP"), MGP Amended and Restated Deferred Compensation Plan for Directors ("MGP Deferred Compensation Plan") and the Supplemental Executive Retirement Plan ("SERP") are also included in the Non-Affiliates component of noncontrolling interest (See Note 11 – Compensation Plans).

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$3	$14	$23	$32
Non-Affiliates (ARLP's non-affiliate limited partners)	21,663	40,279	91,213	92,571
Affiliates (Cavalier Minerals)	155	44	425	40
	$21,821	$40,337	$91,661	$92,643

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$23	$38
Non-Affiliates (ARLP's non-affiliate limited partners) (1)	62,120	69,642
	$62,143	$69,680

(1)	Distributions paid to noncontrolling interests, in the table above, represent ARLP's quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate (SGP) component of noncontrolling interests represents SGP's cumulative investment basis in the net assets of the ARLP Partnership.  SGP's investment basis as of September 30, 2017 and December 31, 2016 reflects various transactions associated with the ARLP Partnership's formation and initial public offering in 1999, the cumulative amount of nominal ARLP Partnership income allocations and distributions to SGP, nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its previous general partner interests in the ARLP Partnership and nominal net income allocations related to SGP's new limited partner interests obtained in the recent Exchange Transaction (See Note 1 – Organization and Presentation).

The following tables present the change in Partners' Capital for the nine months ended September 30, 2017 and 2016:

	Alliance Holdings GP, L.P.
		Accumulated Other
	Limited Partners'	Comprehensive	Noncontrolling	Total Partners'
	Capital	Income (Loss)	Interest	Capital
	(in thousands)

Balance at January 1, 2017	$598,077	$(16,550)	$516,122	$1,097,649
Net income	136,716	—	91,661	228,377
Other comprehensive income	—	468	378	846
Other comprehensive income reclassification resulting from the Exchange Transaction	—	(9,188)	9,188	—
Settlement of directors deferred compensation	(26)	—	—	(26)
Vesting of ARLP Long-Term Incentive Plan	—	—	(2,988)	(2,988)
Exchange Transaction fees	(2,342)	—	—	(2,342)
Common unit-based compensation	(63)	—	8,947	8,884
Distributions on ARLP common unit-based compensation	—	—	(2,392)	(2,392)
Contributions to consolidated company from affiliate noncontrolling interest	—	—	251	251
Distributions paid by consolidated company	—	—	(855)	(855)
Contributions by limited partner - affiliate	800	—	—	800
Distributions to AHGP Partners	(109,548)	—	—	(109,548)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(59,751)	(59,751)
Balance at September 30, 2017	$623,614	$(25,270)	$560,561	$1,158,905

	Alliance Holdings GP, L.P.
		Accumulated Other
	Limited Partners'	Comprehensive	Noncontrolling	Total Partners'
	Capital	Income (Loss)	Interest	Capital
	(in thousands)

Balance at January 1, 2016	$567,259	$(14,875)	$441,748	$994,132
Net income	124,722	—	92,643	217,365
Other comprehensive income	—	199	184	383
Settlement of directors deferred compensation	(164)	—	(335)	(499)
Vesting of ARLP Long-Term Incentive Plan	—	—	(1,001)	(1,001)
Common unit-based compensation	237	—	9,802	10,039
Distributions on ARLP common unit-based compensation	—	—	(2,673)	(2,673)
Contributions to consolidated company from affiliate noncontrolling interest	—	—	2,557	2,557
Distributions paid by consolidated company	—	—	(60)	(60)
Distributions to AHGP Partners	(123,318)	—	—	(123,318)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(67,007)	(67,007)
Balance at September 30, 2016	$568,736	$(14,676)	$475,858	$1,029,918

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

Contributions made from Alliance Minerals and Bluegrass Minerals to Cavalier Minerals for each period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Alliance Minerals
Beginning cumulative commitment fulfilled	$143,112	$95,597	$137,077	$63,498
Capital contributions - Cash	—	30,184	6,035	61,360
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	385	—	1,308
Ending cumulative commitment fulfilled	143,112	126,166	143,112	126,166
Remaining commitment	888	17,834	888	17,834
Total committed	$144,000	$144,000	$144,000	$144,000

Bluegrass Minerals
Beginning cumulative commitment fulfilled	$5,963	$3,983	$5,712	$2,646
Capital contributions - Cash	—	1,258	251	2,557
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	16	—	54
Ending cumulative commitment fulfilled	5,963	5,257	5,963	5,257
Remaining commitment	37	743	37	743
Total committed	$6,000	$6,000	$6,000	$6,000

(1)	Represents distributions received from AllDale Minerals net of distributions reinvested and payments to Bluegrass Minerals for administration expense.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Alliance Minerals	$12,430	$1,444	$20,514	$1,444
Bluegrass Minerals	518	60	855	60

Alliance Minerals' ownership interest in Cavalier Minerals at September 30, 2017 was 96%.  The remainder of the equity ownership is held by Bluegrass Minerals.  The ARLP Partnership has consolidated Cavalier Minerals' financial results as it concluded that Cavalier Minerals is a variable interest entity ("VIE") and the ARLP Partnership is the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually has both the power and the benefits related to Cavalier Minerals and the ARLP Partnership is most closely aligned with Cavalier Minerals through its substantial equity ownership.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), a wholly-owned subsidiary of SGP, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by the President and Chief Executive Officer of MGP entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, the ARLP Partnership entered into various coal reserve leases with WKY CoalPlay.  During the nine months ended September 30, 2017, the ARLP Partnership paid $10.8 million of advanced royalties to WKY CoalPlay.  As of September 30, 2017, the ARLP Partnership had $30.0 million of advanced royalties outstanding under the leases, which is reflected in the Advance royalties, net line items in our condensed consolidated balance sheets.

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

The ARLP Partnership

ARLP is a publicly-traded master limited partnership (NASDAQ ticker "ARLP") created in 1999 to acquire certain coal production and marketing assets of ARH.  As of September 30, 2017, AHGP held directly and indirectly 66.7% of the limited partnership interests in ARLP in addition to a non-economic general partner interest in the ARLP Partnership through its 100% ownership of MGP.  The limited partners do not have substantive kick-out rights to remove the general partner nor do they have substantive participating rights in the activities of ARLP, therefore we determined that ARLP is a variable interest entity.  To determine the primary beneficiary of ARLP, we considered that AHGP through its 100% ownership of MGP has the sole ability to direct the activities of ARLP and with its ownership of 66.7% limited partner interest, has economic benefit that is significant to ARLP.  As a result we determined that AHGP has both the power and benefits with respect to ARLP and is therefore the primary beneficiary and consolidates ARLP.

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

9.            INVESTMENTS

AllDale Minerals

In November 2014, Cavalier Minerals (see Note 8 – Variable Interest Entities), was created to indirectly purchase, through its equity investments in AllDale Minerals, oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  In February 2017, Alliance Minerals, which is included in our Other and Corporate category (see Note 13 – Segment Information), committed to directly (rather than through Cavalier Minerals) invest $30.0 million in AllDale III which was created for similar investment purposes.  The ARLP Partnership accounts for its ownership interest in the income or loss of AllDale Minerals and AllDale III (collectively, the "AllDale Partnerships") as equity method investments.  The ARLP Partnership records equity income or loss based on the AllDale Partnerships' individual distribution structures.  The changes in the ARLP Partnership's  aggregate equity method investment in the AllDale Partnerships for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$149,592	$96,670	$138,817	$64,509
Contributions	3,900	32,181	16,487	65,367
Equity in income of affiliates	3,798	1,105	10,414	1,041
Distributions received	(12,941)	(1,905)	(21,369)	(2,866)
Ending balance	$144,349	$128,051	$144,349	$128,051

Kodiak

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held gas compression company providing large-scale, high-utilization compression assets to customers operating primarily in the Permian Basin.  This structured investment provides the ARLP Partnership with a quarterly cash or payment-in-kind return.  The ARLP Partnership's ownership interests in Kodiak are senior to all other Kodiak equity interests and subordinate only to Kodiak's senior secured debt facility.    The ARLP Partnership accounts for its ownership interests in Kodiak as a cost method investment.  It is not practicable to estimate the fair value of the ARLP Partnership's investment in Kodiak because of the lack of a quoted market price for its ownership interests.  The changes in the ARLP Partnership's investment in Kodiak for the three months ended September 30, 2017 were as follows:

Three Months Ended
September 30,
2017
(in thousands)
Beginning balance	$—
Contributions	100,000
Payment-in-kind distributions received	2,800
Ending balance	$102,800

10.         WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$59,981	$56,403	$48,131	$54,558
Accruals increase	1,999	2,480	16,673	7,904
Payments	(2,357)	(2,238)	(7,799)	(8,226)
Interest accretion	421	492	1,261	1,476
Valuation loss (1)	—	—	1,778	1,425
Ending balance	$60,044	$57,137	$60,044	$57,137

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

Certain of the ARLP Partnership's mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Service cost	$580	$644	$1,682	$1,936
Interest cost	649	627	1,906	1,880
Amortization of net actuarial gain (1)	(479)	(660)	(1,613)	(1,982)
Net periodic benefit cost	$750	$611	$1,975	$1,834

(1)	Amortization of net actuarial gain is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

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

A summary of non-vested ARLP LTIP grants as of and for the nine months ended September 30, 2017 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2017	1,604,748	$23.19	$36,027
Granted	475,310	23.17
Vested (1)	(350,516)	40.73
Forfeited	(35,516)	20.01
Non-vested grants at September 30, 2017	1,694,026	19.62	32,779

(1)

During the nine months ended September 30, 2017, the ARLP Partnership issued 222,011 unrestricted common units to the ARLP LTIP participants.  The remaining vested units were settled in cash to satisfy tax withholding obligations of the ARLP LTIP participants.

ARLP LTIP expense was $2.8 million and $3.1 million for the three months ended September 30, 2017 and 2016, respectively, and $8.2 million and $9.0 million for the nine months ended September 30, 2017 and 2016, respectively.  The total obligation associated with the ARLP LTIP as of September 30, 2017 was $18.9 million and is included in Noncontrolling interests line item in our condensed consolidated balance sheets.  As of September 30, 2017, there was $14.3 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.4 years.

After consideration of the January 1, 2017 vesting and subsequent issuance of 222,011 common units, approximately 2.5 million units remain available under the ARLP LTIP for issuance in the future, assuming all grants issued in 2017, 2016 and 2015 and currently outstanding are settled with ARLP common units, without reduction for tax withholding, and no future forfeitures occur.

AHGP Long-Term Incentive Plan

We have also adopted a Long-Term Incentive Plan (the "AHGP LTIP") for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are "phantom" units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000.  There have been no grants under the AHGP LTIP as of September 30, 2017.

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

A summary of SERP and MGP Deferred Compensation Plan activity as of and for the nine months ended September  30, 2017  is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2017	494,018	$29.77	$11,091
Granted	40,359	21.22
Phantom units outstanding as of September 30, 2017	534,377	29.13	10,340

Total SERP and MGP Deferred Compensation Plan expense was $0.3  million for each of the three months ended September  30, 2017  and 2016, and $1.0 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $15.6 million and is included in Noncontrolling interests line item in our condensed consolidated balance sheet.

A summary of the AGP Deferred Compensation Plan activity as of and for the nine months ended September 30, 2017 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2017	26,112	$36.67	$734
Granted	1,520	27.91
Issued	(4,357)	39.18
Phantom units outstanding as of September 30, 2017	23,275	35.63	647

Total AGP Deferred Compensation Plan expense was $16,075  and $52,775 for the three months ended September 30, 2017 and 2016, respectively, and $41,943 and $164,203 for the nine months ended September 30, 2017 and 2016, respectively.  The total obligation associated with the AGP Deferred Compensation Plan as of September 30, 2017 was $0.8 million and is included in Limited partners – Common Unitholders line item in our condensed consolidated balance sheets.

12.         COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership's mining operations participate in a defined benefit plan (the "Pension Plan") sponsored by the ARLP Partnership.  The Pension Plan is currently closed to new applicants and effective January 31, 2017, participants in the Pension Plan are no longer receiving benefit accruals for service.  The amendment did not affect pension benefits accrued prior to January 31, 2017.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Service cost	$—	$524	$—	$1,720
Interest cost	1,138	1,118	3,408	3,381
Expected return on plan assets	(1,240)	(1,363)	(3,743)	(3,937)
Amortization of prior service cost (1)	46	—	140	—
Amortization of net loss (1)	774	787	2,319	2,365
Net periodic benefit cost	$718	$1,066	$2,124	$3,529

(1)

Amortization of prior service cost and net actuarial loss is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

During the nine months ended September 30, 2017, the ARLP Partnership made contribution payments of $1.1 million to the Pension Plan for the 2016 plan year and $1.2 million for the 2017 plan year.  On October 16, 2017, the ARLP Partnership made a contribution payment of $0.6 million for the 2017 plan year.

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex, (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines, (c) Warrior Coal, LLC's mining complex, (d) River View Coal, LLC's mining complex and (e) Hamilton County Coal, LLC's mining complex.  The Gibson North mine has been idled since the fourth quarter of 2015 in response to market conditions.

The Illinois Basin reportable segment also includes White County Coal, LLC's Pattiki mining complex ("Pattiki"), Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree Mining, LLC's mining complex, which includes the Onton mine, Steamport, LLC and certain reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal").  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  The Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.  UC Coal equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

The Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge, LLC mining complex and the MC Mining, LLC mining complex.  The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

Other and Corporate includes the ARLP Partnership and AHGP's marketing and administrative expenses, Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities, Alliance Coal's coal brokerage activity, Mid-America Carbonates, LLC ("MAC"), certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's throughput receivables and prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), Alliance Minerals, and its affiliate, Cavalier Minerals (Note 8 – Variable Interest Entities), both of which hold equity investments in various AllDale Partnerships (Note 9 – Investments), AROP Funding and the ARLP Partnership's new subsidiary formed March 30, 2017, Alliance Finance (both discussed in Note 6 – Long-Term Debt).  On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak  (Note 9 – Investments).

Reportable segment results as of and for the three and nine months ended September 30, 2017 and 2016 are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended September 30, 2017

Revenues - Outside	$266,931	$152,865	$33,291	$—	$453,087
Revenues - Intercompany	18,446	1,390	3,977	(23,813)	—
Total revenues (2)	285,377	154,255	37,268	(23,813)	453,087

Segment Adjusted EBITDA Expense (3)	192,465	97,316	26,421	(21,591)	294,611
Segment Adjusted EBITDA (4)	86,377	55,465	17,445	(2,222)	157,065
Capital expenditures	26,328	11,126	484	—	37,938

Three Months Ended September 30, 2016

Revenues - Outside	$360,221	$154,852	$36,893	$—	$551,966
Revenues - Intercompany	18,267	—	4,826	(23,093)	—
Total revenues (2)	378,488	154,852	41,719	(23,093)	551,966

Segment Adjusted EBITDA Expense (3)	227,526	94,201	26,664	(20,279)	328,112
Segment Adjusted EBITDA (4)	145,424	58,497	16,160	(2,814)	217,267
Capital expenditures	10,893	10,306	466	—	21,665

Nine Months Ended September 30, 2017

Revenues - Outside	$763,765	$458,815	$90,131	$—	$1,312,711
Revenues - Intercompany	46,740	1,390	11,985	(60,115)	—
Total revenues (2)	810,505	460,205	102,116	(60,115)	1,312,711

Segment Adjusted EBITDA Expense (3)	504,201	276,252	67,382	(53,451)	794,384
Segment Adjusted EBITDA (4)	285,928	179,396	47,948	(6,664)	506,608
Total assets	1,406,831	468,580	458,421	(123,073)	2,210,759
Capital expenditures	66,444	37,167	1,844	—	105,455

Nine Months Ended September 30, 2016

Revenues - Outside	$921,796	$407,406	$74,530	$—	$1,403,732
Revenues - Intercompany	40,448	3,806	13,723	(57,977)	—
Total revenues (2)	962,244	411,212	88,253	(57,977)	1,403,732

Segment Adjusted EBITDA Expense (3)	567,214	261,933	63,575	(49,336)	843,386
Segment Adjusted EBITDA (4)	381,042	143,699	25,555	(8,641)	541,655
Total assets	1,541,513	480,920	374,810	(148,438)	2,248,805
Capital expenditures	41,264	27,317	1,686	—	70,267

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

(3)

Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership's customers and consequently it does not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.  Results presented for Segment Adjusted EBITDA Expense for the three and nine months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Segment Adjusted EBITDA Expense	$294,611	$328,112	$794,384	$843,386
Outside coal purchases	—	(1,514)	—	(1,514)
Other income	774	293	2,461	545
Operating expenses (excluding depreciation, depletion and amortization)	$295,385	$326,891	$796,845	$842,417

(4)

Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and debt extinguishment loss.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership's revenues and operating expenses, which are primarily controlled by our segments.  Results presented for Segment Adjusted EBITDA for the three and nine months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Segment Adjusted EBITDA	$157,065	$217,267	$506,608	$541,655
General and administrative	(15,389)	(18,987)	(47,160)	(55,175)
Depreciation, depletion and amortization	(69,962)	(101,432)	(194,109)	(245,736)
Interest expense, net	(10,767)	(7,998)	(28,817)	(23,375)
Debt extinguishment loss	—	—	(8,148)	—
Income tax (expense) benefit	(4)	(6)	3	(4)
Net income	$60,943	$88,844	$228,377	$217,365

.

14.         SUBSEQUENT EVENTS

On October 27, 2017, we declared a quarterly distribution for the quarter ended September 30, 2017,  of $0.735 per unit on all common units outstanding, totaling approximately $44.0 million, payable on November 17, 2017 to all unitholders of record as of November 9, 2017.

On October 27, 2017, the ARLP Partnership declared a quarterly distribution for the quarter ended September 30, 2017, of $0.505 per unit, on all common units outstanding, totaling approximately $66.7 million, including distributions of $0.7  million to MGP with respect to its general partner interest in the Intermediate Partnership, payable on November 14, 2017 to all unitholders of record as of November 7, 2017.

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

•	References to "AGP" mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., also referred to as our general partner.
•	References to "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's sole general partner.
•	References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner prior to the Exchange Transaction discussed below.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
•	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the mining operations of Alliance Resource Operating Partners, L.P.

Summary

Our cash flows currently consist primarily of distributions from ARLP for our ARLP partnership interests.  We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership's financial results and the results of our other subsidiaries.  The earnings of the ARLP Partnership allocated to its limited partners' interest not owned by us and allocated to SGP's general partner interests in the ARLP Partnership prior to the Exchange Transaction discussed below are reflected as a noncontrolling interest in our condensed consolidated statement of income and balance sheet.  In addition to the ARLP Partnership, our results of operations include the results of operations of MGP II and MGP, our indirect wholly-owned subsidiaries.

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

•

Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex ("Dotiki");  (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines; (c) Warrior Coal, LLC's mining complex ("Warrior");  (d) River View Coal, LLC's mining complex ("River View") and (e) Hamilton County Coal, LLC's mining complex ("Hamilton").  The Gibson North mine has been idled since the fourth quarter of 2015 in response to market conditions.

The Illinois Basin reportable segment also includes White County Coal, LLC's Pattiki mining complex ("Pattiki"); Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine ("Elk Creek"), the Pleasant View surface mineable reserves and the Fies underground project; Sebree Mining, LLC's mining complex, which includes the Onton mine, Steamport, LLC and certain reserves; CR Services, LLC; CR Machine Shop, LLC; certain properties and equipment of Alliance Resource Properties; ARP Sebree, LLC; ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal").  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  The Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.  UC Coal equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

•

Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex ("Mettiki"); the Tunnel Ridge, LLC mining complex ("Tunnel Ridge"); and the MC Mining, LLC mining complex ("MC Mining").  Mettiki includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

•

Other and Corporate includes marketing and administrative expenses; Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC ("Matrix Design") and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD; Alliance Design Group, LLC; ASI's ownership of aircraft; the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities; Alliance Coal's coal brokerage activity; Mid-America Carbonates, LLC's manufacturing and sales (primarily to the ARLP Partnership's mines) of rock dust; certain of Alliance Resource Properties' land and mineral interest activities; Pontiki Coal, LLC's throughput receivables and legacy workers' compensation and pneumoconiosis liabilities; Wildcat Insurance, LLC; Alliance Minerals, LLC ("Alliance Minerals"), which holds direct equity investments in AllDale Minerals III, LP ("AllDale III"), and its affiliate, Cavalier Minerals JV, LLC ("Cavalier Minerals"), which holds equity investments in AllDale Minerals, LP and AllDale Minerals II, LP (collectively with AllDale III, the "AllDale Partnerships"), AROP Funding, LLC ("AROP Funding") and the ARLP Partnership's new subsidiary formed March 30, 2017, Alliance Resource Finance Corporation ("Alliance Finance"). On July 19, 2017, Alliance Minerals purchased $100 million of Series A Preferred Interests from Kodiak Gas Services, LLC ("Kodiak").  Please read "Item 1. Financial Statements (Unaudited) – Note 6. Long-term Debt", "– Note 7. Variable Interest Entities" and "– Note 8. Investments" of this Quarterly Report on Form 10-Q for more information on AROP Funding, Alliance Finance, Alliance Minerals, Cavalier Minerals, the AllDale Partnerships and Kodiak.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

We reported net income attributable to  AHGP of $39.1 million for the three months ended September 30, 2017 ("2017 Quarter") compared to $48.5 million for the three months ended September 30, 2016 ("2016 Quarter"). The decrease of $9.4 million was principally due to lower revenues resulting from reduced coal sales volumes and prices.   Lower revenues were offset in part by reduced operating expenses and depreciation, depletion and amortization, increased income from the ARLP Partnership's investments in oil and gas mineral interests and compression services and by increased quarterly cash distributions received from ARLP which in turn, increased net income allocations to us from the ARLP Partnership by $5.2 million.   Operating expenses decreased compared to the 2016 Quarter primarily as a result of decreased coal sales volumes in the 2017 Quarter and the continuing benefits of the ARLP Partnership's initiatives to shift production to lower-cost operations, partially offset by the impact of adverse geological conditions encountered at the Hamilton mine in the 2017 Quarter.  Results presented for the 2016 Quarter have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

Regarding our increase in net income resulting from higher ARLP quarterly distributions, the increased distributions from ARLP resulted from (a) ARLP’s 15.4% higher quarterly unit distribution rate and (b) the increased number of ARLP common units we hold resulting from the Exchange Transaction discussed below.  Higher distributions to us from ARLP, increases our income allocation from the ARLP Partnership because the net income is first allocated to us based on quarterly distribution amounts and then the remaining undistributed net income or losses are allocated to us based on our percentage of ARLP’s outstanding common units.  Our percentage of ARLP’s total common units outstanding increased as a result of the Exchange Transaction.  The combination of the increase in quarterly distributions declared by ARLP and the common units we received in the Exchange Transaction resulted in a larger distribution to us versus if the Exchange Transaction had not occurred.

On July 28, 2017, our wholly-owned subsidiary, MGP contributed to ARLP all of its incentive distribution rights ("IDR") and its general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interests in ARLP and issuance of a non-economic general partner interest to MGP.  We own directly and indirectly 87,188,338 ARLP common units and a non-economic general partner interest in ARLP.  We continue to own, through MGP, a 1.0001% managing general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.  Please read "Item 1. Financial Statements (Unaudited) – Note 1. Organization and Presentation" of this Quarterly Report on Form 10-Q for more information on the Exchange Transaction.

	Three Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(per ton sold)
Tons sold	9,645	10,757	N/A	N/A
Tons produced	8,521	8,512	N/A	N/A
Coal sales	$435,162	$533,817	$45.12	$49.63
Operating expenses and outside coal purchases	$295,385	$328,405	$30.63	$30.53

Coal sales.  Coal sales decreased $98.6 million or 18.5% to $435.2 million for the 2017 Quarter from $533.8 million for the 2016 Quarter.  The decrease was attributable to a volume variance of $55.2 million resulting from reduced tons sold and a price variance of $43.4 million due to lower average coal sales prices.  Reduced tons sold reflect significantly higher sales from coal inventory in the 2016 Quarter due to sizable contract deferrals by our customers in the first half of 2016 and the absence of sales at the Pattiki mine (which was closed in the fourth quarter of 2016) during the 2017 Quarter.  Average coal sales prices decreased $4.51 per ton sold in the 2017 Quarter to $45.12 compared to $49.63 per ton sold in the 2016 Quarter, primarily as a result of the expiration of higher-priced legacy contracts, offset in part by higher price realizations at the Mettiki mine from its participation in the metallurgical coal markets and improved prices at the MC Mining mine in the 2017 Quarter. Total production in the 2017 Quarter was comparable to the 2016 Quarter.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased 10.1% to $295.4 million for the 2017 Quarter from $328.4 million for the 2016 Quarter primarily as a result of decreased coal sales volumes in the 2017 Quarter.  On a per ton basis, operating expenses and outside coal purchases increased slightly to $30.63 per ton sold from $30.53 per ton sold in the 2016 Quarter, due primarily to the previously discussed adverse geological conditions encountered at the Hamilton mine in the 2017 Quarter, partially offset by the ARLP Partnership's initiatives to shift production to lower-cost operations.  The most significant operating expense variances by category are discussed below:

•

Material and supplies expenses per ton produced increased 7.3% to $10.64 per ton in the 2017 Quarter from $9.92 per ton in the 2016 Quarter.  The increase of $0.72 per ton produced resulted primarily from increases of $0.36 per ton for contract labor used in the mining process, $0.29 per ton for roof support and $0.13 per ton for certain ventilation expenses, partially offset by a decrease of $0.09 per ton in longwall subsidence expense; and

•

Maintenance expenses per ton produced increased 13.9% to $3.61 per ton in the 2017 Quarter from $3.17 per ton in the 2016 Quarter.  The increase of $0.44 per ton produced was primarily due to increased maintenance expenses at several mines in both reportable segments.

Operating expenses and outside coal purchases per ton increases discussed above were partially offset by the following decreases:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 6.7% to $10.08 per ton in the 2017 Quarter from $10.80 per ton in the 2016 Quarter.  This decrease of $0.72 per ton was primarily attributable to lower health care benefit expenses; and

•

Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $0.15 per produced ton sold in the 2017 Quarter compared to the 2016 Quarter primarily as a result of lower excise taxes per ton resulting from a favorable state production mix, increased export sales and lower average coal sales prices as discussed above.

General and administrative.  General and administrative expenses for the 2017 Quarter decreased to $15.4 million compared to $19.0 million in the 2016 Quarter.  The decrease of $3.6 million was primarily due to lower incentive compensation expenses.

 Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $70.0 million in the 2017 Quarter from $101.4 million in the 2016 Quarter.  The decrease of $31.4 million resulted primarily from the closure of the Pattiki mine in the fourth quarter of 2016 and reduced sales volumes at other Illinois Basin mines.

Interest expense.    Interest expense, net of capitalized interest, increased to $10.8 million in the 2017 Quarter from $8.0 million in the 2016 Quarter primarily due to interest incurred under the $400 million senior unsecured notes due 2025 (the "ARLP Senior Notes") issued by ARLP in April 2017 offset in part by reduced borrowings under the ARLP revolving credit facility and the payment of the ARLP Term Loan and ARLP Series B Senior Notes.  Interest payable under the ARLP Senior Notes, ARLP revolving credit facility, ARLP Term Loan and ARLP Series B Senior Notes is discussed below under "–Debt Obligations."

Equity in income of affiliates.  Equity in income of affiliates increased $2.7 million in the 2017 Quarter compared to the 2016 Quarter due to increased income from the ARLP Partnership's investments in the AllDale Partnerships.

Cost investment income.    Distributions of additional preferred interests received from the ARLP Partnership's new Kodiak investment contributed $2.8 million of cost investment income to the 2017 Quarter.  Please read "Item 1. Financial Statements (Unaudited) – Note 9. Investments" of this Quarterly Report on Form 10-Q for more information on Kodiak.

Net income attributable to noncontrolling interests.  The net income attributable to noncontrolling interest was $21.8 and $40.3 million for the 2017 and 2016 Quarters, respectively.  The difference of $18.5 million is due to the decrease in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above and an increased percentage allocation of the ARLP Partnership's net income to AHGP due to increased cash distributions from ARLP as a result of the Exchange Transaction discussed above.

Segment Adjusted EBITDA.  Our 2017 Quarter Segment Adjusted EBITDA decreased $60.2 million, or 27.7%, to $157.1 million from the 2016 Quarter Segment Adjusted EBITDA of $217.3 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Three Months Ended
	September 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$86,377	$145,424	$(59,047)	(40.6)%
Appalachia	55,465	58,497	(3,032)	(5.2)%
Other and Corporate	17,445	16,160	1,285	8.0%
Elimination	(2,222)	(2,814)	592	21.0%
Total Segment Adjusted EBITDA (1)	$157,065	$217,267	$(60,202)	(27.7)%

Tons sold
Illinois Basin	6,872	7,853	(981)	(12.5)%
Appalachia	2,773	2,855	(82)	(2.9)%
Other and Corporate	527	593	(66)	(11.1)%
Elimination	(527)	(544)	17	3.1%
Total tons sold	9,645	10,757	(1,112)	(10.3)%

Coal sales
Illinois Basin	$278,739	$372,879	$(94,140)	(25.2)%
Appalachia	151,882	151,952	(70)	(0.0)%
Other and Corporate	24,378	27,252	(2,874)	(10.5)%
Elimination	(19,837)	(18,266)	(1,571)	(8.6)%
Total coal sales	$435,162	$533,817	$(98,655)	(18.5)%

Other sales and operating revenues
Illinois Basin	$104	$71	$33	46.5%
Appalachia	899	745	154	20.7%
Other and Corporate	12,888	14,467	(1,579)	(10.9)%
Elimination	(3,975)	(4,826)	851	17.6%
Total other sales and operating revenues	$9,916	$10,457	$(541)	(5.2)%

Segment Adjusted EBITDA Expense
Illinois Basin	$192,465	$227,526	$(35,061)	(15.4)%
Appalachia	97,316	94,201	3,115	3.3%
Other and Corporate	26,421	26,664	(243)	(0.9)%
Elimination	(21,591)	(20,279)	(1,312)	(6.5)%
Total Segment Adjusted EBITDA Expense (1)	$294,611	$328,112	$(33,501)	(10.2)%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."  Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for the three months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA decreased 40.6% to $86.4 million in the 2017 Quarter from $145.4 million in the 2016 Quarter.  The decrease of $59.0 million was primarily attributable to lower coal sales, which decreased

25.2% to $278.7 million in the 2017 Quarter from $372.9 million in the 2016 Quarter.  The decrease of $94.2 million in coal sales primarily reflects lower average coal sales prices of $40.56 in the 2017 Quarter compared to $47.48 in the 2016 Quarter, resulting from the expiration and/or renegotiation of certain higher-priced legacy contracts and reduced sales volumes in the 2017 Quarter.  Tons sold decreased 12.5% compared to the 2016 Quarter, primarily due to the closure of the Pattiki mine in the fourth quarter of 2016 and reduced sales volumes from the Dotiki and River View mines, partially offset by increased volumes at the Hamilton mine.  Although total production for the 2017 Quarter was comparable to the 2016 Quarter, the 2016 Quarter included significantly higher sales from coal inventory resulting in the unfavorable comparison of sales volumes between the two quarters.  Segment Adjusted EBITDA Expense decreased 15.4% to $192.5 million in the 2017 Quarter from $227.5 million in the 2016 Quarter due to reduced sales volumes.  Segment Adjusted EBITDA Expense per ton decreased $0.96 per ton sold to $28.01 from $28.97 per ton sold in the 2016 Quarter, primarily due to lower selling expenses and health care benefit expenses as well as the ARLP Partnership's initiatives to shift production to lower-cost operations, partially offset by reduced recoveries across the region and adverse geological conditions encountered at the Hamilton mine in the 2017 Quarter.

Appalachia – Segment Adjusted EBITDA decreased 5.2% to $55.5 million for the 2017 Quarter from $58.5 million in the 2016 Quarter.  The decrease of $3.0 million was primarily attributable to reduced sales volumes and increased operating expenses, offset in part by increased coal sales prices.  Coal sales in the 2017 Quarter were comparable to the 2016 Quarter as a decrease of 2.9% in tons sold, primarily due to reduced sales volumes at the Mettiki mine, was substantially offset by higher coal sales prices, which increased 2.9% to $54.77 per ton sold compared to $53.22 per ton sold in the 2016 Quarter.  The increase in coal sales prices primarily reflects higher price realizations at the Mettiki mine from its participation in the metallurgical coal markets and improved prices at the MC Mining mine in the 2017 Quarter.  Segment Adjusted EBITDA Expense increased 3.3% to $97.3 million in the 2017 Quarter from $94.2 million in 2016 Quarter and Segment Adjusted EBITDA Expense per ton increased $2.09 per ton sold to $35.09 compared to $33.00 per ton sold in the 2016 Quarter, primarily due to higher selling expenses at the MC Mining and Mettiki mines and lower recoveries across the region, partially offset by lower health care benefit expenses at the MC Mining and Tunnel Ridge mines.

Other and Corporate – Segment Adjusted EBITDA increased by $1.2 million to $17.4 million in the 2017 Quarter compared to $16.2 million in the 2016 Quarter.  The increase was primarily attributable to higher equity income from the AllDale Partnerships and cost investment income from Kodiak in the 2017 Quarter, partially offset by reduced intercompany coal brokerage sales.

Nine  Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

We reported net income attributable to AHGP of $136.7 million for the nine months ended September 30, 2017 ("2017 Period") compared to $124.7 million for the nine months ended September 30, 2016 ("2016 Period").  The increase of $12.0 million was due to increased coal sales volumes, which rose to 27.7 million tons sold in the 2017 Period compared to 26.2 million tons sold in the 2016 Period, lower depreciation, depletion and amortization, lower operating expenses,  higher equity in income of affiliates from the ARLP Partnership's investments in oil and gas mineral interests and increased quarterly cash distributions received from ARLP which in turn, increased net income allocations to us from the ARLP Partnership by $10.3 million, offset in part by lower coal sales price realizations and a debt extinguishment loss of $8.1 million related to the early repayment of the ARLP Series B Senior Notes in May 2017.  Total revenues decreased to $1.3 billion in the 2017 Period compared to $1.4 billion in the 2016 Period as lower coal sales prices more than offset increased sales volumes and other sales and operating revenues.  Even though sales and production volumes increased for the 2017 Period, operating expenses were lower compared to the 2016 Period, reflecting the continuing benefits of the ARLP Partnership's recent initiatives to shift production to its lower-cost operations and lower health care benefit expenses.  The favorable production cost mix and lower selling expenses in the 2017 Period significantly lowered operating expenses per ton sold compared to the 2016 Period.  Results presented for the 2016 Period have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

Regarding our increase in net income resulting from higher ARLP quarterly distributions, the increased distributions from ARLP resulted from (a) ARLP’s higher quarterly unit distribution rate for the 2017 Period and (b) our increased number of ARLP common units held resulting from the Exchange Transaction.  Higher distributions to us from

ARLP, increases our income allocation from the ARLP Partnership because the net income is first allocated to us based on quarterly distribution amounts and then, the remaining undistributed net income or losses are allocated to us based on our percentage of ARLP’s outstanding common units.  Our percentage of ARLP’s common units outstanding increased as a result of the Exchange Transaction.  The combination of the increase in quarterly distributions declared by ARLP and the common units we received in the Exchange Transaction resulted in a larger distribution to us versus if the Exchange Transaction had not occurred.

	Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(per ton sold)
Tons sold	27,721	26,177	N/A	N/A
Tons produced	28,211	25,759	N/A	N/A
Coal sales	$1,256,168	$1,357,578	$45.31	$51.86
Operating expenses and outside coal purchases	$796,845	$843,931	$28.75	$32.24

Coal sales.  Coal sales decreased $101.4 million or 7.5% to $1.3 billion for the 2017 Period from $1.4 billion for the 2016 Period.  The decrease was attributable to lower average coal sales prices, which reduced coal sales by $181.5 million, partially offset by the benefit of increased tons sold, which contributed $80.1 million in additional coal sales.  Average coal sales prices decreased $6.55 per ton sold in the 2017 Period to $45.31 compared to $51.86 per ton sold in the 2016 Period, primarily due to the expiration of higher-priced legacy contracts, partially offset by higher price realizations at the Mettiki mine from its participation in the metallurgical coal markets in the 2017 Period.  Sales and production volumes rose to 27.7 million tons sold and 28.2 million tons produced in the 2017 Period compared to 26.2 million tons sold and 25.8 million tons produced in the 2016 Period, primarily due to strong performances at the Gibson South, River View, Hamilton and Tunnel Ridge mines.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased 5.6% to $796.8 million for the 2017 Period from $843.9 million for the 2016 Period primarily as a result of the previously discussed favorable production cost mix.  On a per ton basis, operating expenses and outside coal purchases decreased 10.8% to $28.75 per ton sold from $32.24 per ton sold in the 2016 Period, due primarily to increased sales and production volumes and the continuing benefits from previously discussed initiatives to shift production to the ARLP Partnership's lower-cost operations.  The most significant operating expense variances by category are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 16.5% to $9.26 per ton in the 2017 Period from $11.09 per ton in the 2016 Period.  This decrease of $1.83 per ton was primarily attributable to lower labor and benefit costs per ton due to fewer employees resulting in part from the increased mix of lower-cost production as well as lower health care benefit expenses;

•

Workers' compensation expenses per ton produced decreased to $0.49 per ton in the 2017 Period from $0.63 per ton in the 2016 Period.  The decrease of $0.14 per ton produced was due to fewer employees resulting in part from the increased mix of lower-cost production, partially offset by a decrease in the discount rate used to calculate the estimated present value of future obligations and unfavorable changes in claims development;

•

Material and supplies expenses per ton produced decreased 1.0% to $9.66 per ton in the 2017 Period from $9.76 per ton in the 2016 Period.  The decrease of $0.10 per ton produced resulted primarily from the increased mix of lower-cost production and related decreases of $0.18 per ton for power and fuel used in the mining process and $0.07 per ton for general mining materials and supplies, partially offset by an increase of $0.23 per ton for contract labor used in the mining process; and

•

Production taxes and royalty expenses decreased $0.75 per produced ton sold in the 2017 Period compared to the 2016 Period primarily as a result of lower excise taxes per ton resulting from a favorable state production mix, and lower average coal sales prices.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increase:

•

Maintenance expenses per ton produced increased 6.3% to $3.35 per ton in the 2017 Period from $3.15 per ton in the 2016 Period.  The increase of $0.20 per ton produced was primarily due to increased maintenance expenses at several mines in both reportable segments.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services from affiliates.  Other sales and operating revenues increased to $31.6 million in the 2017 Period from $26.4 million in the 2016 Period.  The increase of $5.2 million was primarily due to increased mining technology product sales by Matrix Design and increased transloading revenues from Mt. Vernon, partially offset in comparison to the 2016 Period by proceeds of coal supply contract buy-outs received in the 2016 Period.

General and administrative.  General and administrative expenses for the 2017 Period decreased to $47.2 million compared to $55.2 million in the 2016 Period.  The decrease of $8.0 million was primarily due to lower incentive compensation expenses.

 Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $194.1 million for the 2017 Period compared to $245.7 million for the 2016 Period primarily as a result of the depletion of reserves at the Elk Creek mine in the first quarter of 2016, closure of the Pattiki mine in the fourth quarter of 2016, volume reductions at the Dotiki mine, the use of surplus equipment from the ARLP Partnership's idled mines at the Warrior and River View mines and ongoing capital reduction initiatives at all of the ARLP Partnership's operations.

Interest expense. Interest expense, net of capitalized interest, increased to $28.9 million in the 2017 Period from $23.4 million in the 2016 Period primarily due to interest incurred under the ARLP Senior Notes issued in April 2017, offset in part by reduced borrowings under the ARLP revolving credit facility and the payment of the ARLP Term Loan and ARLP Series B Senior Notes.  Interest payable under the ARLP Senior Notes, ARLP revolving credit facility, ARLP Term Loan and ARLP Series B Senior Notes is discussed below under "–Debt Obligations."

Equity in income of affiliates.  Equity in income of affiliates increased $9.4 million in the 2017 Period compared to the 2016 Period due to increased income from the ARLP Partnership's investments in the AllDale Partnerships.

Cost investment income.  Distributions of additional preferred interests received from the ARLP Partnership's new Kodiak investment contributed $2.8 million of cost investment income to the 2017 Period.  Please read "Item 1. Financial Statements (Unaudited) – Note 9. Investments" of this Quarterly Report on Form 10-Q for more information on Kodiak.

Debt extinguishment loss.  The ARLP Partnership recognized a debt extinguishment loss of $8.1 million in the 2017 Period to reflect a make-whole payment incurred to repay the ARLP Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $24.9 million and $19.7 million for the 2017 and 2016 Periods, respectively.  The increase of $5.2 million was primarily attributable to increased tonnage for which the ARLP Partnership arranges third-party transportation at certain mines and an increase in average third-party transportation rates in the 2017 Period.  The cost of third-party transportation services are passed through to the ARLP Partnership's customers.

Net income attributable to noncontrolling interests.  The net income attributable to noncontrolling interest was $91.7 million and $92.6 million for the 2017 and 2016 Periods, respectively.  The difference of $0.9 million is due to an increased percentage allocation of the ARLP Partnership's net income to AHGP due to increased cash distributions to AHGP as a result of the Exchange Transaction discussed above, partially offset by the increase in the consolidated net income of the ARLP Partnership resulting from the changes in revenues and expenses described above.

Segment Adjusted EBITDA.  Our 2017 Period Segment Adjusted EBITDA decreased $35.1 million, or 6.5%, to $506.6 million from the 2016 Period Segment Adjusted EBITDA of $541.7 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Nine Months Ended
	September 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$285,928	$381,042	$(95,114)	(25.0)%
Appalachia	179,396	143,699	35,697	24.8%
Other and Corporate	47,948	25,555	22,393	87.6%
Elimination	(6,664)	(8,641)	1,977	22.9%
Total Segment Adjusted EBITDA (1)	$506,608	$541,655	$(35,047)	(6.5)%

Tons sold
Illinois Basin	19,635	18,892	743	3.9%
Appalachia	8,071	7,236	835	11.5%
Other and Corporate	1,350	1,248	102	8.2%
Elimination	(1,335)	(1,199)	(136)	(11.3)%
Total tons sold	27,721	26,177	1,544	5.9%

Coal sales
Illinois Basin	$789,081	$940,843	$(151,762)	(16.1)%
Appalachia	453,267	402,914	50,353	12.5%
Other and Corporate	61,951	58,074	3,877	6.7%
Elimination	(48,131)	(44,253)	(3,878)	(8.8)%
Total coal sales	$1,256,168	$1,357,578	$(101,410)	(7.5)%

Other sales and operating revenues
Illinois Basin	$1,048	$7,413	$(6,365)	(85.9)%
Appalachia	2,381	2,717	(336)	(12.4)%
Other and Corporate	40,164	30,015	10,149	33.8%
Elimination	(11,983)	(13,723)	1,740	12.7%
Total other sales and operating revenues	$31,610	$26,422	$5,188	19.6%

Segment Adjusted EBITDA Expense
Illinois Basin	$504,201	$567,214	$(63,013)	(11.1)%
Appalachia	276,252	261,933	14,319	5.5%
Other and Corporate	67,382	63,575	3,807	6.0%
Elimination	(53,451)	(49,336)	(4,115)	(8.3)%
Total Segment Adjusted EBITDA Expense (1)	$794,384	$843,386	$(49,002)	(5.8)%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses." Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for the nine months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA decreased 25.0% to $285.9 million in the 2017 Period from $381.0 million in the 2016 Period.  The decrease of $95.1 million was primarily attributable to lower coal sales, which decreased 16.1%

to $789.1 million in the 2017 Period from $940.8 million in the 2016 Period, partially offset by decreased expenses resulting from a favorable production mix.  The coal sales decrease of $151.7 million primarily reflects lower average coal sales prices of $40.19 in the 2017 Period compared to $49.80 in the 2016 Period, primarily resulting from the expiration of higher-priced legacy contracts.  Lower sales prices were partially offset by increased tons sold, which increased 3.9% to 19.6 million tons in the 2017 Period compared to 18.9 million tons in the 2016 Period.  Higher sales volumes resulted from strong performances at the Gibson South, River View and Hamilton mines, offset in part by the previously mentioned depletion of reserves at the Elk Creek mine in the 2016 first quarter, the closure of the Pattiki mine in the 2016 fourth quarter and reduced sales at the Dotiki mine.  Segment Adjusted EBITDA Expense decreased 11.1% to $504.2 million in the 2017 Period from $567.2 million in the 2016 Period and Segment Adjusted EBITDA Expense per ton decreased $4.34 per ton sold to $25.68 compared to $30.02 per ton sold in the 2016 Period, primarily due to a significant increase in low-cost longwall production from the Hamilton mine, increased production at the River View and Gibson South operations and a related reduced mix of sales volumes from the ARLP Partnership's higher cost mines, as well as reduced selling expenses, lower health care benefit expenses and certain cost decreases described above under "–Operating expenses and outside coal purchases."

Appalachia – Segment Adjusted EBITDA increased 24.8% to $179.4 million for the 2017 Period from $143.7 million in the 2016 Period.  The increase of $35.7 million was primarily attributable to increased tons sold, which rose 11.5% to 8.1 million tons sold in the 2017 Period compared to 7.2 million tons sold in the 2016 Period, and lower Segment Adjusted EBITDA Expense per ton.  Coal sales increased 12.5% to $453.3 million compared to $402.9 million in the 2016 Period.  The increase of $50.4 million primarily resulted from increased sales volumes across the region, including increased export sales from the Mettiki and MC Mining mines and higher average coal sales prices of $56.16 in the 2017 Period compared to $55.68 in the 2016 Period.  Higher price realizations in the 2017 Period were a result of sales from the Mettiki mine into the metallurgic coal export market and improved prices at the MC Mining mine.  Segment Adjusted EBITDA Expense increased 5.5% to $276.3 million in the 2017 Period from $261.9 million in the 2016 Period due to increased sales volumes.  However, Segment Adjusted EBITDA Expense per ton decreased $1.97 per ton sold to $34.23 compared to $36.20 per ton sold in the 2016 Period, as a result of increased production across the region, particularly at the Tunnel Ridge longwall operation resulting in part from increased longwall unit shifts and fewer longwall move days during the 2017 Period, and increased unit shifts at the MC Mining operations, as well as certain other cost decreases described above under "–Operating expenses and outside coal purchases."

Other and Corporate – Segment Adjusted EBITDA increased by $22.3 million to $47.9 million for the 2017 Period compared to $25.6 million in the 2016 Period.  The increase was primarily attributable to higher equity income from the AllDale Partnerships and increased mining technology product sales by Matrix Design.  In the 2017 Period, Segment Adjusted EBITDA Expense increased to $67.4 million for the 2017 Period compared to $63.6 million for the 2016 Period primarily as a result of increased brokerage activity and Matrix Design sales discussed above.

Elimination – Segment Adjusted EBITDA Expense eliminations increased in the 2017 Period to $53.5 million from $49.3 million in the 2016 Period and coal sales eliminations increased to $48.1 million from $44.3 million, reflecting increased intercompany coal sales brokerage activity.

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

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA.  In addition, the exclusion of corporate general and administrative expenses from consolidated Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.  Results presented for Segment Adjusted EBITDA for the three and nine months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Segment Adjusted EBITDA	$157,065	$217,267	$506,608	$541,655
General and administrative	(15,389)	(18,987)	(47,160)	(55,175)
Depreciation, depletion and amortization	(69,962)	(101,432)	(194,109)	(245,736)
Interest expense, net	(10,767)	(7,998)	(28,817)	(23,375)
Debt extinguishment loss	—	—	(8,148)	—
Income tax (expense) benefit	(4)	(6)	3	(4)
Net income	$60,943	$88,844	$228,377	$217,365

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.  Results presented for Segment Adjusted EBITDA Expense for the three and nine months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Segment Adjusted EBITDA Expense	$294,611	$328,112	$794,384	$843,386
Outside coal purchases	—	(1,514)	—	(1,514)
Other income	774	293	2,461	545
Operating expenses (excluding depreciation, depletion and amortization)	$295,385	$326,891	$796,845	$842,417

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

Cash Flows

Cash provided by operating activities was $454.8 million for the 2017 Period compared to $492.0 million for the 2016 Period.  The decrease in cash provided by operating activities was primarily due to a decrease in net income adjusted for non-cash items, an increase in coal inventories in the 2017 Period compared to a decrease in coal inventories in the 2016 Period and a smaller decrease in prepaid expenses and other assets in the 2017 Period.  These decreases were offset in part by increased distributions received from the AllDale Partnerships and favorable working capital changes related to trade receivables, accounts payable, accrued interest and other long-term liabilities in the 2017 Period compared to the 2016 Period.

Net cash used in investing activities was $205.4 million for the 2017 Period compared to $164.7 million for the 2016 Period.  The increase in cash used in investing activities was primarily attributable to the funding of the ARLP Partnership's new cost investment in Kodiak in the 2017 Period and increased capital expenditures for mine infrastructure and equipment at various mines in the 2017 Period compared to the 2016 Period.  Decreased purchases of equity investments in affiliates, the lack of customer contract buy-outs in the 2017 Period and favorable changes in accounts payable related to property, plant and equipment purchases partially offset increases in use of cash in investing activities previously discussed.  Please read "Item 1. Financial Statements (Unaudited) – Note 9. Investments" of this Quarterly Report on Form 10-Q for more information on Kodiak.

Net cash used in financing activities was $271.4 million for the 2017 Period compared to $340.1 million for the 2016 Period.  The decrease in cash used in financing activities was primarily attributable to proceeds received from the issuance of senior notes, decreased payments under the Term Loan and a decrease in distributions paid to partners in the 2017 Period compared to the 2016 Period.  Repayment of the ARLP Series B Senior Notes, increased overall net payments on the ARLP Partnership's securitization and revolving credit facilities, payment of debt issuance and extinguishment costs and no proceeds received from sales-leaseback transactions in the 2017 Period partially offset decreases in net cash used in financing activities previously discussed.

Capital Expenditures

Capital expenditures increased to $105.5 million in the 2017 Period from $70.3 million in the 2016 Period.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

The ARLP Partnership's anticipated total capital expenditures for the year ending December 31, 2017 are estimated in a range of $145.0 million to $165.0 million, which includes expenditures for maintenance capital at various mines.  In addition to these capital expenditures, the ARLP Partnership anticipates funding in 2017 investments of approximately $120.0 million to $130.0 million related to its commitment to acquire oil and gas mineral interests and including the ARLP Partnership's $100 million investment in Kodiak as discussed in "Item 1. Financial Statements (Unaudited) – Note 9. Investments" of this Quarterly Report on Form 10-Q.  Management anticipates funding remaining 2017 capital requirements with cash and cash equivalents ($18.4 million as of September 30, 2017), cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of the ARLP Partnership's common units and several other factors over which it has limited control, as well as its financial condition and results of operations.

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

The ARLP Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $494.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "ARLP Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "ARLP Term Loan").  The outstanding revolver balance and term loan balance under the ARLP Replaced Credit Agreement was considered advanced under the ARLP Credit Facility on January 27, 2017.  On April 3, 2017, the ARLP Partnership entered into an amendment to the ARLP Credit Agreement (the "Amendment") to (a) extend the termination date of the ARLP Revolving Credit Facility as to $461.25 million of commitments to May 23, 2021, (b) eliminate the Cavalier Condition and the ARLP Senior Notes Condition (both as defined in the ARLP Credit Agreement) and (c) effectuate certain other changes.  In connection with the Amendment, the ARLP Partnership increased the commitments under the ARLP Revolving Credit Facility from $479.75 million to $494.75 million, effective May 23, 2017 (of which $33.5 million expire on May 23, 2019).  The ARLP Partnership incurred debt issuance costs in 2017 of $8.9 million in connection with the ARLP Credit Agreement.  These debt issuance costs are deferred and are being amortized as a component of interest expense over the term of the ARLP Credit Facility.

The ARLP Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership’s assets.  The ARLP Term Loan principal balance of $50.0 million was paid in full in May 2017.

Borrowings under the ARLP Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the ARLP Credit Agreement).  The ARLP Partnership elected a Eurodollar Rate, which, with applicable margin, was 3.59% as of September 30, 2017.  At September 30, 2017, the ARLP Partnership had $8.1 million of letters of credit outstanding with $486.7 million available for borrowing under the ARLP Revolving Credit Facility. The ARLP Partnership currently incurs  an annual commitment fee of 0.35% on the undrawn portion of the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.

The ARLP Credit Agreement contains various restrictions affecting the Intermediate Partnership and its subsidiaries including, among other things, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by the Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the ARLP Credit Agreements).  The Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership’s ability to incur certain unsecured debt. The Amendment raised the debt to cash flow ratio from 2.25 to 1.0 to 2.50 to 1.0 and also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The ARLP Credit Agreements require the Intermediate Partnership maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.84 to 1.0 and 19.2 to 1.0, respectively, for the trailing twelve months ended September 30, 2017.  The ARLP Partnership was compliant with the covenants of the ARLP Credit Agreement as of September 30, 2017.

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

ARLP Senior Notes. On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of the ARLP Senior Notes in a private placement to qualified institutional buyers.  The ARLP Senior Notes have a term of eight years maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on November 1, 2017.  The indenture governing the ARLP Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem up to 35% of the aggregate principal amount of the ARLP Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the ARLP Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the ARLP Senior Notes.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem the ARLP Senior Notes at a redemption price equal to the principal amount of the ARLP Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the ARLP Senior Notes and cash on hand were used to repay the ARLP Revolving Credit Facility, ARLP Term Loan and ARLP Series B Senior Notes (including a make-whole payment of $8.1 million).  The ARLP Partnership incurred discount and debt issuance costs of $7.3 million in connection with issuance of the ARLP Senior Notes.  These costs are deferred and are currently being amortized as a component of interest expense over the Term.

ARLP Accounts Receivable Securitization. On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of the Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("ARLP Securitization Facility").  Under the ARLP Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly-owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The ARLP Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in December 2016 and matures in December 2017. At September 30, 2017, the ARLP Partnership had $100.0 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures

September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, LP and AllDale Minerals II, LP.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of September 30, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

Other.  In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has agreements with one bank to provide additional letters of credit of $5.0 million to maintain surety bonds to secure its obligations for workers' compensation benefits.  At September 30, 2017, the ARLP Partnership had $5.0 million in letters of credit outstanding under the agreement.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with us, SGP and our respective affiliates including MGP II. These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, mineral leases with SGP and its affiliates, and agreements relating to the use of aircraft.  For more information regarding MGP II, please read Item 1. Financial Statements (Unaudited) – Note 1. Organization and Presentation" of this Quarterly Report on Form 10-Q.  The ARLP Partnership has also had transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases,  (b) Kodiak to support its compression services and (c) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") and, through Alliance Minerals and Cavalier Minerals, the AllDale Partnerships to support the acquisition of oil and gas mineral interests.  For more information regarding WKY CoalPlay, Kodiak, the AllDale Partnerships and Bluegrass Minerals, please read "Item 1. Financial Statements (Unaudited) – Note 8. Variable Interest Entities" and "– Note 9. Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2016, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions" for additional information concerning related-party transactions.

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

Interest Rate Risk

Borrowings under the ARLP Credit Agreement,  ARLP Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, the ARLP Partnership has interest rate exposure.  Historically, the ARLP Partnership's earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $100.0 million in borrowings under the ARLP Securitization Facility at September 30, 2017.  A one percentage point increase in the interest rates related to the ARLP Securitization Facility would result in an annualized increase in interest expense of $1.0 million, based on borrowing levels at September 30, 2017.  With respect to the ARLP Partnership's fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $27.6 million in the estimated fair value of these borrowings.

As of September 30, 2017, the estimated fair value of the ARLP Partnership's long-term debt was approximately $536.3 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership's current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2017.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2017.

During the quarterly period ended September 30, 2017, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	risks associated with the expansion of the ARLP Partnership's operations and properties;
•	dependence on significant customer contracts, including renewing existing contracts upon expiration;
•	adjustments made in price, volume or terms to existing coal supply agreements;
•	changing global economic conditions or in industries in which the ARLP Partnership's customers operate;
•	liquidity constraints, including those resulting from any future unavailability of financing;
•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
•	customer delays, failure to take coal under contracts or defaults in making payments;
•	fluctuations in coal demand, prices and availability;
•	continuation or worsening of depressed oil and gas prices adversely affecting the ARLP Partnership's investments in oil and gas mineral interests and midstream services;
•	the ARLP Partnership's productivity levels and margins earned on its coal sales;
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

31.1

Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 6, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 6, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 6, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated November 6, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2017 filed in XBRL).

*     Or furnished, in the case of Exhibits 32.1 and 32.2.

(1)	Denotes Alliance Resource Partners, L.P. filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 6, 2017.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign
on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer