Form 10-K
period 2017-12-31
Alliance Holdings GP, L.P.
filed 2018-02-23
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
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

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers , individuals who comprise a group under Rule 13d-5(b) of the Securities Exchange Act of 1934 and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $424,408,177 as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of February 23, 2018, 59,863,000 common units were outstanding.

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

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	risks associated with the expansion of the ARLP Partnership's operations and properties;
•	dependence on significant customer contracts, including renewing existing contracts upon expiration;
•	adjustments made in price, volume or terms to existing coal supply agreements;
•	changing global economic conditions or in industries in which the ARLP Partnership's customers operate;
•	liquidity constraints, including those resulting from any future unavailability of financing;
•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
•	customer delays, failure to take coal under contracts or defaults in making payments;
•	fluctuations in coal demand, prices and availability;
•	changes in oil and gas prices, which could affect the ARLP Partnership's investments in oil and gas mineral interests and gas compression services;
•	the ARLP Partnership's productivity levels and margins earned on its coal sales;
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

•	References to "AGP" mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., also referred to as our general partner.
•	References to "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's sole general partner and, prior to the Exchange Transaction discussed below, it's managing general partner
•	References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner prior to the Exchange Transaction discussed below
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
•	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the mining operations of Alliance Resource Operating Partners, L.P.

PART I

ITEM 1.             BUSINESS

General

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "AHGP."  We own, directly and indirectly, 100% of the members' interest in MGP, the sole general partner of ARLP.  We completed our initial public offering ("IPO") in May 2006.

Currently, our only cash-generating assets are our ownership interests in ARLP, which consist of the following:

•	a 1.0001% managing general partner interest in the Intermediate Partnership, which we hold through our 100% indirect ownership interest in MGP;
•	87,188,338 common units of ARLP, representing approximately 66.7% of the 130,704,217 common units of ARLP outstanding as of December 31, 2017; and
•	a 0.001% managing interest in Alliance Coal, which we hold through our 100% indirect ownership interest in MGP.

We are owned 100% by our limited partners.  Our general partner, AGP, has a non-economic interest in us and is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP as well as the President and Chief Executive Officer and a Director of MGP.

Exchange Transaction

On July 28, 2017, our wholly owned subsidiary, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its 0.99% managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  SGP is owned by Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), which is owned by Joseph W. Craft III and

Kathleen S. Craft. In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  MGP is the sole general partner of ARLP following the Exchange Transaction, and no control, management or governance changes otherwise occurred.  We now own directly and indirectly 87,188,338 ARLP common units and a non-economic general partner interest in ARLP.  We continue to own, through MGP, a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.

Simultaneously with the Exchange Transaction discussed above, MGP became a wholly owned subsidiary of MGP II, which is 100% owned directly and indirectly by us and was created in connection with the Exchange Transaction.  As of December 31, 2017, MGP II held the 56,100,000 ARLP common units discussed above.

Simplification Transactions

On February 22, 2018, the board of directors of ARLP's general partner and our Board of Directors approved a simplification agreement (the "Simplification Agreement") pursuant to which, through a series of transactions (i) we would become a wholly owned subsidiary of ARLP, (ii) all of our issued and outstanding common units would be canceled and converted into the right to receive all of the ARLP common units held by us and our subsidiaries (collectively, the "Simplification Transactions") and (iii) MGP will remain the sole general partner of ARLP, and no control, management, or governance changes are otherwise expected to occur.  The consummation of Simplification Transactions is subject to the SEC declaring the effectiveness of a registration statement on Form S-4 under the Securities Act of 1933 to register the ARLP common units that will be distributed to our former unitholders and the affirmative vote or consent of the holders of a majority of our outstanding common units.  Certain of our unitholders that beneficially own a majority of our outstanding common units have entered into a unitholder support agreement pursuant to which such unitholders have agreed to execute a written consent approving the Simplification Agreement within two business days after the registration statement on Form S-4 is declared effective by the SEC.

The following diagram depicts our organization and ownership as of December 31, 2017:

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

The ARLP Partnership is a diversified producer and marketer of coal primarily to major United States ("U.S.") utilities and industrial users.  The ARLP Partnership began mining operations in 1971 and, since then, has grown through acquisitions and internal development to become the second-largest coal producer in the eastern U.S.  At December 31, 2017, the ARLP Partnership had approximately 1.67 billion tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  In 2017, the ARLP Partnership sold 37.8 million tons of coal and produced 37.6 million tons of coal, of which 25.4% was low-sulfur coal, 39.9% was medium-sulfur coal and 34.7% was high-sulfur coal.  In 2017, the ARLP Partnership sold 80.0% of its total tons to electric utilities, of which 100% was sold to utility plants with installed pollution control devices.  These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.  Based on market expectations, the ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1.5%, medium-sulfur coal as coal with a sulfur content of 1.5% to 3%, and high-sulfur coal as coal with a sulfur content of greater than 3%.  The BTU content of the ARLP Partnership's coal ranges from 11,400 to 13,200.

The ARLP Partnership operates eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia.  The ARLP Partnership also operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  In addition, the ARLP Partnership owns equity interests in various oil and gas mineral interests and gas compression services in various geographic locations within producing basins in the continental U.S.  The ARLP Partnership's mining activities are conducted in two geographic regions commonly referred to in the coal industry as the Illinois Basin and Appalachian regions.  The ARLP Partnership has grown historically primarily through expansion of its operations by adding and developing mines and coal reserves in these regions.

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

Mining Operations

The ARLP Partnership produces a diverse range of steam and metallurgical coal with varying sulfur and heat contents, which enables it to satisfy the broad range of specifications required by its customers.  The following chart summarizes the ARLP Partnership's coal production by region for the last five years.

	Year Ended December 31,
Regions	2017	2016	2015	2014	2013
	(tons in millions)
Illinois Basin	27.3	25.4	32.0	30.9	30.7
Appalachia	10.3	9.8	9.2	9.8	7.4
Other	—	—	—	—	0.7
Total	37.6	35.2	41.2	40.7	38.8

The following map shows the location of the ARLP Partnership's coal mining operations:

Illinois Basin Operations:	4. GIBSON COMPLEX	6. SEBREE COMPLEX	9. TUNNEL RIDGE COMPLEX
1. HAMILTON COMPLEX	a. Gibson South Mine	Onton Mine (Idled)	Tunnel Ridge Mine
Hamilton Mine	Mining Type: Underground	Mining Type: Underground	Mining Type: Underground
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft
Mining Access: Slope & Shaft	Mining Method: Continuous	Mining Method: Continuous	Mining Method: Longwall
Mining Method: Longwall	Miner	Miner	& Continuous Miner
& Continuous Miner	Coal Type: Low/Medium Sulfur	Coal Type: Medium/High Sulfur	Coal Type: Medium/High Sulfur
Coal Type: Medium/High Sulfur	Transportation: Railroad,	Transportation: Barge & Truck	Transportation: Railroad
Transportation: Railroad,	Truck & Barge		& Barge
Truck & Barge		7. HENDERSON/UNION
	b. Gibson North Mine[1]	RESERVES	10. METTIKI COMPLEX
2. RIVER VIEW COMPLEX	Mining Type: Underground	Mining Type: Underground	Mountain View Mine
River View Mine	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft	Mining Type: Underground
Mining Type: Underground	Mining Method: Continuous	Mining Method: Continuous Miner	Mining Access: Slope
Mining Access: Slope & Shaft	Miner	Miner	Mining Method: Longwall
Mining Method: Continuous	Coal Type: Low/Medium Sulfur	Coal Type: Medium/High Sulfur	& Continuous Miner
Miner	Transportation: Railroad,	Transportation: Railroad	Coal Type: Medium
Coal Type: Medium/High Sulfur	Truck & Barge	& Barge	Sulfur - Metallurgical
Transportation: Barge			Transportation: Railroad
	5. WARRIOR COMPLEX	Appalachian Operations:	& Truck
3. DOTIKI COMPLEX	Warrior Mine	8. MC MINING COMPLEX
Dotiki Mine	Mining Type: Underground	Excel No. 4 Mine	Other Operations:
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Type: Underground	11. MOUNT VERNON
Mining Access: Slope & Shaft	Mining Method: Continuous	Mining Access: Slope & Shaft	TRANSFER TERMINAL
Mining Method: Continuous	Miner	Mining Method: Continuous	Rail or Truck to Ohio River Barge
Miner	Coal Type: Medium/High Sulfur	Miner	Transloading Facility
Coal Type: High Sulfur	Transportation: Railroad,	Coal Type: Low Sulfur
Transportation: Railroad,	Truck & Barge	Transportation: Railroad,
Truck & Barge		Truck & Barge

1 Gibson North Mine is currently non-producing but is expected to resume production in 2018.

Illinois Basin Operations

The ARLP Partnership's Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. As of January 25, 2018, the ARLP Partnership had 2,086 employees, and operates five mining complexes in the Illinois Basin.

Hamilton Mining Complex.  In July 2015, the ARLP Partnership acquired the remaining equity interest in White Oak Resources LLC ("White Oak"), thereby gaining complete ownership and control of the White Oak Mine No. 1 (now known as the Hamilton mine), located near the city of McLeansboro, Illinois ("White Oak Acquisition").  The ARLP Partnership's subsidiary, Hamilton County Coal, LLC ("Hamilton"), operates the Hamilton mine, which is an underground longwall mining operation producing medium/high-sulfur coal from the Herrin No. 6 seam.  Initial development production from the continuous miner units began in 2013, and longwall mining began in October 2014.  As part of the initial transaction with White Oak in 2011, Hamilton acquired a preferred equity interest in White Oak and constructed, owned, and operated the coal handling and processing facilities associated with the Hamilton mine, including the preparation plant which has throughput capacity of 2,000 tons of raw coal per hour.  Hamilton has the ability to ship production from the Hamilton mine via the CSX Transportation, Inc. ("CSX"), Evansville Western Railway and Norfolk Southern Railway Company ("NS") rail directly to customers or to various transloading facilities, including the ARLP Partnership's Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") transloading facility, for barge deliveries.  For more information about the White Oak transactions, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions."

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

Dotiki Complex.  The ARLP Partnership's subsidiary, Webster County Coal, LLC ("Webster County Coal"), operates Dotiki, which is an underground mining complex located near the city of Providence in Webster County, Kentucky.  The complex was opened in 1966, and the ARLP Partnership purchased the mine in 1971.  The Dotiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal.  Dotiki's preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Coal from the Dotiki complex is shipped via the CSX and Paducah & Louisville Railway, Inc. ("PAL") railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the ARLP Partnership's Mt. Vernon transloading facility, for barge deliveries.

Gibson Complex.  The ARLP Partnership's subsidiary, Gibson County Coal, LLC ("Gibson County Coal"), operates the Gibson South mine, located near the city of Princeton in Gibson County, Indiana.  The Gibson South mine is an underground mine and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson South mine's preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Production from the Gibson South mine is shipped by truck on U.S. and state highways or transported by rail on the CSX and NS railroads from the Gibson North rail loadout facility directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for barge delivery.  Production from the mine began in April 2014.

Gibson County Coal operates the Gibson North mine, an underground mine also located near the city of Princeton in Gibson County, Indiana.  The Gibson North mine began production in November 2000 and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson North mine was idled in the fourth quarter of 2015 in response to market conditions but is expected to resume production in 2018.

Warrior Complex.  The ARLP Partnership's subsidiary, Warrior Coal, LLC ("Warrior"), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky.  The Warrior complex was opened in 1985, and the ARLP Partnership acquired it in February 2003.  Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce medium/high-sulfur coal.  Warrior completed construction of a new preparation plant in 2009, which has throughput capacity of 1,200 tons of raw coal per hour.  Warrior's production is shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including the Mt. Vernon transloading facility, for barge deliveries.  Warrior is currently in the process of transitioning from the No. 11 seam to the No. 9 seam, which is expected to be completed during the second quarter of 2018.

Sebree Complex.  On April 2, 2012, the ARLP Partnership acquired substantially all of Green River Collieries, LLC's assets related to its coal mining business and operations located in Webster and Hopkins Counties, Kentucky, including the Onton No. 9 mining complex ("Onton mine").  The Onton mine is operated by the ARLP Partnership's subsidiary, Sebree Mining, LLC ("Sebree").  The Onton mine was idled in the fourth quarter of 2015.

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

Hopkins Complex.  The Hopkins complex, which the ARLP Partnership acquired in January 1998, is located near the city of Madisonville in Hopkins County, Kentucky.  The ARLP Partnership's subsidiary, Hopkins County Coal, LLC ("Hopkins County Coal") operated the Elk Creek underground mine until it ceased production on April 1, 2016.

Appalachian Operations

The ARLP Partnership's Appalachian mining operations are located in eastern Kentucky, Maryland and West Virginia.  As of January 25, 2018, the ARLP Partnership had 880 employees, and operates three mining complexes in Appalachia.

MC Mining Complex. The MC Mining Complex is located near the city of Pikeville in Pike County, Kentucky.  The ARLP Partnership acquired the mine in 1989.  The ARLP Partnership's subsidiary, MC Mining, LLC ("MC Mining"), owns the mining complex and controls the reserves, and its subsidiary, Excel Mining, LLC ("Excel") conducts all mining operations.  The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal.  The preparation plant has throughput capacity of 1,000 tons of raw coal per hour.  Substantially all of the coal produced at MC Mining in 2017 met or exceeded the compliance requirements of Phase II of the Federal Clean Air Act ("CAA") (see "—Regulation and Laws—Air Emissions" below).  Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for barge deliveries.

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

Mettiki Complex.  The Mettiki Complex comprises the Mountain View mine located in Tucker County, West Virginia operated by the ARLP Partnership's subsidiary Mettiki Coal (WV), LLC ("Mettiki (WV)") and a preparation plant located near the city of Oakland in Garrett County, Maryland operated by its subsidiary Mettiki Coal, LLC ("Mettiki (MD)").  Mettiki (WV) began continuous miner development of the Mountain View mine in July 2005 and began longwall mining in November 2006.  The Mountain View mine produces medium-sulfur coal, which is transported by truck either to the Mettiki (MD) preparation plant for processing (including for shipment into the metallurgical coal market) or directly to the coal blending facility at the Virginia Electric and Power Company Mt. Storm Power Station.  The Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal per hour.  Coal processed at the preparation plant can be trucked to the blending facility at Mt. Storm or shipped via the CSX railroad, which provides the opportunity to ship into the domestic and international thermal and metallurgical coal markets.

Other Operations

Mt. Vernon Transfer Terminal, LLC

The ARLP Partnership's subsidiary, Mt. Vernon, leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Coal is delivered to Mt. Vernon by both rail and truck.  The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons.  During 2017, the terminal loaded approximately 4.0 million tons for customers of Gibson County Coal and Hamilton.

Coal Brokerage

As markets allow, Alliance Coal buys coal from its mining operations and outside producers principally throughout the eastern U.S., which it then resells.  The ARLP Partnership has a policy of matching its outside coal purchases and sales to minimize market risks associated with buying and reselling coal.  In 2017, the ARLP Partnership did not make outside coal purchases for brokerage activity.

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

Alliance Minerals

On November 10, 2014, the ARLP Partnership's subsidiary, Alliance Minerals, LLC ("Alliance Minerals") purchased a 96% ownership interest in Cavalier Minerals JV, LLC ("Cavalier Minerals").  Cavalier Minerals acquired a 71.7% limited partner interest in AllDale Minerals, LP ("AllDale I") and subsequently acquired a 72.8% limited partner interest in AllDale Minerals II, LP ("AllDale II", collectively with AllDale I, "AllDale Minerals"). The AllDale Minerals entities were created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  As of December 31, 2017, Cavalier Minerals has contributed a total of $149.0 million to AllDale Minerals, of which $143.1 million was funded by Alliance Minerals.  In February 2017, Alliance Minerals committed to directly (rather than through Cavalier Minerals) invest $30.0 million in AllDale Minerals III, LP ("AllDale III") in similar geographical locations discussed above and in 2017 invested $14.4 million in AllDale III.  AllDale III, together with AllDale Minerals are considered the "AllDale Partnerships." On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak Gas Services, LLC ("Kodiak"), a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  For more information about Cavalier Minerals, please read "Item 8. Financial Statements and Supplementary Data—Note 10. Variable Interest Entities." For more information about the AllDale Partnerships and Kodiak, please read "Item 8. Financial Statements and Supplementary Data—Note 12. Investments."

Additional Services

The ARLP Partnership develops and markets additional services in order to establish itself as the supplier of choice for its customers.  Historically, and in 2017, outside revenues from these services were immaterial.

Reportable Segments

Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and Segment Information under "Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information" for information concerning our reportable segments.

Coal Marketing and Sales

As is customary in the coal industry, the ARLP Partnership has entered into long-term coal supply agreements with many of its customers.  These arrangements are mutually beneficial to the ARLP Partnership and its customers in that they provide greater predictability of sales volumes and sales prices.  Although many utility customers recently have appeared to favor a shorter term contracting strategy, in 2017 approximately 71.7% and 74.7% of the ARLP Partnership's sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with committed term expirations ranging from 2018 to 2022.  As of February 15, 2018, the ARLP Partnership's nominal commitment under long-term contracts was approximately 34.7 million tons in 2018, 13.6 million tons in 2019, 8.5 million tons in 2020 and 1.3 million tons in 2021.  The commitment of coal under contract is an approximate number because a limited number of the contracts contain provisions that could cause the nominal commitment to increase or decrease; however, the overall variance to total committed sales is minimal.  The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow the ARLP Partnership to balance its sales commitments with prospective production capacity.  In addition, the nominal commitment can otherwise change because of reopener provisions contained in certain of these long-term contracts.

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

Reliance on Major Customers

The ARLP Partnership did not derive 10.0% or more of its total revenues from any individual customer during 2017.

Competition

The coal industry is intensely competitive.  The most important factors on which the ARLP Partnership competes are coal price, coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply.  The ARLP Partnership's principal competitors include Arch Coal, Inc., CONSOL Coal Resources LP, CONSOL Energy, Inc.,  Contura Energy, Inc., Foresight Energy LP, Murray Energy, Inc., and Peabody Energy Corporation. While a number of the ARLP Partnership's competitors have been involved in reorganization in bankruptcy, these events have not resulted in a material diminution in available coal supply and there remains significant competition for ongoing coal sales.  The ARLP Partnership also competes directly with a number of smaller producers in the Illinois Basin and Appalachian regions.  The prices the ARLP Partnership is able to obtain for its coal are primarily linked to coal consumption patterns of domestic electricity generating utilities, which in turn are influenced by economic activity, government regulations, weather and technological developments.  At times, the ARLP Partnership has exported a portion of its coal into the international coal markets and historically the prices the ARLP Partnership obtained for its export coal have been influenced by a number of factors, such as global economic conditions, weather patterns and political instability, among others.  Further, coal competes with other fuels such as natural gas, nuclear energy, petroleum and renewable energy sources for electrical power generation.  Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel.  For additional information, please see "Item 1A. Risk Factors."  At times, the ARLP Partnership may also compete with companies that produce coal from one or more foreign countries.

Transportation

The ARLP Partnership's coal is transported to its customers by rail, barge and truck.  Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can be a substantial part of the total delivered cost of a customer's coal.  As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal.  The ARLP Partnership believes its mines are located in favorable geographic locations that minimize transportation costs for its customers, and in many cases it is able to accommodate multiple transportation options.  The ARLP Partnership's customers typically pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry.  Approximately 42.4% of the ARLP Partnership's 2017 sales volume was initially shipped from the mines by barge, 36.6% was shipped from the mines by rail and 21.0% was shipped from the mines by truck.  In 2017, the largest volume transporter of the ARLP Partnership's coal shipments was the CSX railroad, which moved approximately 25.7% of the ARLP Partnership's tonnage over its rail system.  The practices of, rates set by and capacity availability of, the transportation company serving a particular mine or customer may affect, either adversely or favorably, the ARLP Partnership's marketing efforts with respect to coal produced from the relevant mine.

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

In 2014, MSHA began implementation of a finalized new regulation titled "Lowering Miner's Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors."  The final rule implements a reduction in the allowable respirable coal mine dust exposure limits, requires the use of sampling data taken from a single sample rather than an average of samples, and increases oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine, all of which increase mining costs.  The second phase of the rule began in February 2016 and requires additional sampling for designated and other occupations using the new continuous personal dust monitor technology, which provides real time dust exposure information to the miner.  Phase three of the rule began in August 2016, and resulted in lowering the current respirable dust level of 2.0 milligrams per cubic meter to 1.5 milligrams per cubic meter of air.  Compliance with these rules can result in increased costs on the ARLP Partnership's operations, including, but not limited to, the purchasing of new equipment and the hiring of additional personnel to assist with monitoring, reporting, and recordkeeping obligations.

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

In January 2015, MSHA published a final rule requiring mine operators to install proximity detection systems on continuous mining machines, over a staggered time frame ranging from November 2015 through March 2018.  The proximity detection systems initiate a warning or shutdown the continuous mining machine depending on the proximity of the machine to a miner.  MSHA subsequently proposed a rule requiring mine operators to also install proximity detection systems on other types of underground mobile mining equipment.  The comment period for this proposed rule closed on April 10, 2017, and it is uncertain when MSHA will promulgate a final rule addressing the issue of proximity detection systems on underground mobile mining equipment, other than continuous mining machines.

In June 2016, MSHA published a request for information on Exposure of Underground Miners to Diesel Exhaust.  Following a comment period that closed in November 2016, MSHA received requests for MSHA and the National Institute for Occupational Safety and Health to hold a Diesel Exhaust Partnership to address the issues covered by MSHA's request for information.  The comment period for the request for information was reopened and closed in January 2018.  It is uncertain whether MSHA will present a proposed rule pertaining to exposure of underground miners to diesel exhaust, after completing its evaluation of the comments received.

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

Following the spill of coal combustion residues ("CCRs") in the Tennessee Valley Authority impoundment in Kingston, Tennessee, in December 2009, the U.S. Environmental Protection Agency ("EPA") issued proposed rules on CCRs in 2010.  This final rule was published in December 2014.  The EPA's final rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites.  OSM has announced their intention to release a proposed rule to regulate placement and use of CCRs at coal mine sites, but, to date, no further action has been taken.  These actions by OSM, potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

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

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining operations.  The CAA directly impacts the ARLP Partnership's coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants.  The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities.  There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities.  Installation of additional emissions control technology and any additional measures required under applicable state and federal laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans ("SIPs"), could make coal a less attractive fuel alternative in the planning and building of power plants in the future.  A significant reduction in coal's share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.  Since

2010, utilities have completed or formally announced the retirement or conversion of over 600 coal-fired electric generating units through 2030.

In addition to the greenhouse gas ("GHG") issues discussed below, the air emissions programs that may affect the ARLP Partnership's operations, directly or indirectly, include, but are not limited to, the following:

•

The EPA's Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities.  Sulfur dioxide is a by-product of coal combustion.  Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility's sulfur dioxide emissions in that year.  Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions.  In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA's Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or "scrubbers," or by reducing electricity generating levels.  In 2017, the ARLP Partnership sold 80.0% of its total tons to electric utilities, of which 100% was sold to utility plants with installed pollution control devices.  These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule ("CAIR"), discussed below.

•

The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain.  In June 2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR"), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states.  Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would have commenced in 2012 with further reductions effective in 2014.  However, in August 2012, the D.C. Circuit Court of Appeals vacated CSAPR, finding the EPA exceeded its statutory authority under the CAA and striking down the EPA's decision to require federal implementation plans ("FIPs"), rather than SIPs, to implement mandated reductions.  In its ruling, the D.C. Circuit Court of Appeals ordered the EPA to continue administering CAIR but proceed expeditiously to promulgate a replacement rule for CAIR.  The U.S. Supreme Court granted the EPA's certiorari petition appealing the D.C. Circuit Court of Appeals' decision and heard oral arguments in December 2013.  In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit Court of Appeals' decision, concluding that the EPA's approach is lawful.  CSAPR has been reinstated and the EPA began implementation of Phase 1 requirements in January 2015.  In September 2016, EPA finalized the CSAPR Update to respond to the remand by the D.C. Circuit Court of Appeals.  Implementation of Phase 2 began in 2017.  Further litigation is expected against the CSAPR Update in the D.C. Circuit Court of Appeals.  The impacts of CSAPR Update are unknown at the present time due to the implementation of Mercury and Air Toxic Standards ("MATS"), discussed below, and the significant number of coal retirements that have resulted and that potentially will result from MATS.

•

In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants.  In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. Appeals were filed and oral arguments were heard by the D.C. Circuit Court of Appeals in December 2013.  In April 2014, the D.C. Circuit Court of Appeals upheld MATS.  In June 2015, the U.S. Supreme Court remanded the final rule back to the D.C. Circuit holding that the agency must consider cost before deciding whether regulation is necessary and appropriate.  In December 2015, the EPA issued, for comment, the proposed Supplemental Finding.  In April 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule.    In April 2017, the D.C Circuit Court of Appeals granted EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the supplemental finding.  Many electric generators have already announced retirements due to the MATS rule.  Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, the MATS will force generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units.  The announced and possible additional retirements are likely to reduce the demand for coal.  Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed.  Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal.  We continue to evaluate the possible scenarios associated with CSAPR Update and MATS and the effects they may have on the ARLP Partnership's business and our results of operations, financial condition or cash flows.

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

•

The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the national ambient air quality standards ("NAAQS") should be revised.  Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter ("PM"), ozone, nitrogen oxide and sulfur dioxide.  As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in "attainment" but do not attain the new standards.  In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants.  Initial non-attainment determinations related to the revised sulfur dioxide standard became effective in October 2013.  In addition, in January 2013, the EPA updated the NAAQS for fine particulate matter emitted by a wide variety of sources including power plants, industrial facilities, and gasoline and diesel engines, tightening the annual PM 2.5 standard to 12 micrograms per cubic meter.  The revised standard became effective in March 2013.  In November 2013, the EPA proposed a rule to clarify PM 2.5 implementation requirements to the states for current 1997 and 2006 non-attainment areas.  In July 2016, EPA issued a final rule for states to use in creating their plans to address particulate matter.  In October 2015, the EPA published a final rule that reduced the ozone NAAQS from 75 to 70 ppb.  Murray Energy, Inc. filed a challenge to the final rule in the D.C. Circuit.  Since that time, other industry and state petitioners have filed challenges as have several environmental groups.  Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment.  In April 2017, the D.C. Court of Appeals granted EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the 2015 Rule.  In July 2009, the D.C. Circuit Court of Appeals vacated part of a rule implementing the ozone NAAQS and remanded certain other aspects of the rule to the EPA for further consideration.  In June 2013, the EPA proposed a rule for implementing the 2008 ozone NAAQS.  Under a consent decree published in the Federal Register in January 2017, EPA has agreed to review the NAAQS for nitrogen oxides with a final decision due by 2018 and review the NAAQS for sulfur oxide with a final decision due by 2019.  In July 2017, the EPA proposed to retain the current NAAQS for nitrogen oxides. The comment period for the proposal closed in September 2017.  New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers.  Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, the ARLP Partnership's mining operations and customers could be affected when the new standards are implemented by the applicable states, and developments might indirectly reduce the demand for coal.

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

Carbon Dioxide Emissions

Combustion of fossil fuels, such as the coal the ARLP Partnership produces, results in the emission of carbon dioxide, which is considered a GHG.  Combustion of fuel for mining equipment used in coal production also emits GHGs.  Future regulation of GHG emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by the EPA.  Former President Obama expressed support for a mandatory cap and trade program to restrict or regulate emissions of GHGs and Congress has considered various proposals to reduce GHG emissions, and it is possible federal legislation could be adopted in the future.  Internationally, the Kyoto Protocol set binding emission targets for developed countries that ratified it (the U.S. did not ratify, and Canada officially withdrew from its Kyoto commitment in 2012) to reduce their global GHG emissions.  The Kyoto Protocol was nominally extended past its expiration date of December 2012, with a requirement for a new legal construct to be put into place by 2015.  The United Nations Framework Convention on Climate Change met in Paris, France in December 2015 and agreed to an international climate agreement (the "Paris Agreement").  Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions.  These commitments could further reduce demand and prices for the ARLP Partnership's coal.  In June of 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement, which has a four year exit process.  Future participation in the Paris Agreement by the U.S. remains uncertain.  However, many states, regions and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities.  Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on the ARLP Partnership's operations.

Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions under the CAA based on the U.S. Supreme Court's 2007 decision in Massachusetts v. Environmental Protection Agency that the EPA has authority to regulate GHG emissions.  In 2009, the EPA issued a final rule, known as the "Endangerment Finding", which found that GHG emissions, including carbon dioxide and methane, endanger public health and welfare and that six GHGs, including carbon dioxide and methane, emitted by motor vehicles endanger both the public health and welfare.

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

In March 2012, the EPA proposed New Source Performance Standards ("NSPS") for carbon dioxide emissions from new fossil fuel-fired power plants.  The proposal requires new coal units to meet a carbon dioxide emissions standard of 1,000 lbs. CO2/MWh, which is equivalent to the carbon dioxide emitted by a natural gas combined cycle unit.  In January 2014, the EPA formally published its re-proposed NSPS for carbon dioxide emissions from new power plants.  The re-proposed rule requires an emissions standard of 1,100 lbs. CO2/MWh for new coal-fired power plants.  To meet such a standard, new coal plants would be required to install carbon capture and storage ("CCS") technology.  In August 2015, the EPA released final rules requiring newly constructed coal-fired steam electric generating units ("EGUs") to emit no more than 1,400 lbs CO2/MWh (gross) and be constructed with CCS to capture 16% of CO2 produced by an electric generating unit burning bituminous coal. At the same time, the EPA finalized GHG emissions regulations for modified and existing power plants.  The rule for modified sources required reducing GHG emissions from any modified or reconstructed source and could limit the ability of generators to upgrade coal-fired power plants thereby reducing the demand for coal.  In April 2017, the EPA published notice in the federal register that the agency has initiated a review of the NSPS for new and modified fossil fuel fired power plants and that, following the review, the EPA will initiate reconsideration proceedings to suspend, revise or rescind this NSPS.  Challenges to the NSPS have been filed in U.S. Court of Appeal for the D.C. Circuit and oral arguments were set for April 2017; however, in April 2017, the U.S Court of Appeal for the D.C. Circuit ordered the NSPS case held in abeyance for an EPA review of the rule.  It is likely than any repeal or revisions to the NSPS will be subject to legal challenges as well.  Future implementation of the NSPS is uncertain at this time.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The Supreme Court's stay applies only to EPA's regulations for CO2 emissions from existing power plants and will not affect EPA's standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time.   In connection with this proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking ("ANPRM") in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units.  The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose.  If the effort to repeal the rules is unsuccessful and the rules were upheld at the conclusion of this appellate process and were implemented in their current form, or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for coal would likely be further decreased, potentially significantly, and our business would be adversely impacted.

Collectively, these requirements have led to premature retirements and could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal.  Congress has rejected legislation to restrict carbon dioxide emissions from existing power plants and it is unclear whether the EPA has the legal authority to regulate carbon dioxide emissions from existing and modified power plants as proposed in the NSPS and CPP.  Substantial limitations on GHG emissions could adversely affect demand for the coal the ARLP Partnership produces.

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

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act ("NEPA").  These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects.  In December 2014 the Council on Environmental Quality ("CEQ") released updated draft guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their NEPA evaluations.  The guidance encourages agencies to provide more detailed discussion of the direct, indirect, and cumulative impacts of a proposed action's reasonably foreseeable emissions and effects.  This guidance could create additional delays and costs in the NEPA review process or in the ARLP Partnership's operations, or even an inability to obtain necessary federal approvals for the ARLP Partnership's future operations, including due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.  In April 2017, CEQ withdrew its final 2016 guidance on how federal agencies should incorporate climate change and GHG considerations into NEPA reviews of federal actions.

Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities.  For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement ("RGGI"), calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states.  The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program.  Auctions for carbon dioxide allowances under the program began in September 2008.  Since its inception, several additional northeastern states and Canadian provinces have joined as participants or observers.  In addition, New Jersey has announced its intention to rejoin RGGI following the change in state government administrations.

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

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the Clean Water Act. A 2015 rulemaking by EPA to revise  the standard was stayed nationwide by the U.S. Court of Appeals for the Sixth Circuit and stayed for certain primarily western states by a United States District Court in North Dakota. In January 2018, the Supreme Court  determined that the circuit courts do not have jurisdiction to hear challenges to the 2015 rule, removing the basis for the Sixth Circuit to continue its nationwide stay. Additionally, EPA has promulgated a final rule that extends the applicability date of the 2015 rule for another two years in order to allow EPA to undertake a rulemaking on the question of what constitutes a water of the United States. In the meantime, judicial challenges to the 2015 rulemaking are likely to continue to work their way through the courts along with challenges to the recent rulemaking that extends the applicability date of the 2015 rule. For now, EPA and the Corps of Engineers will continue to apply the existing standard for what constitutes a water of the United States as determined by the Supreme Court in the Rapanos case and post-Rapanos guidance. Should the 2015 rule take effect, or should a different rule expanding the definition of what constitutes a water of the United States be promulgated as a result of EPA and the Corps of Engineers' rulemaking process, the ARLP Partnership could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.

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

The EPA finalized the CCB rule on December 19, 2014, setting nationwide solid nonhazardous waste standards for CCB disposal.  On April 17, 2015, the EPA finalized regulations under the solid waste provisions of Subtitle D of RCRA and not the hazardous waste provisions of Subtitle C which became effective on October 19, 2015.  EPA affirms in the preamble to the final rule that "this rule does not apply to CCR placed in active or abandoned underground or surface mines."  Instead, "the U.S. Department of Interior ("DOI") and EPA will address the management of CCR in mine fills in a separate regulatory action(s)."   While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase the operating costs of the ARLP Partnership's customers and potentially reduce those customers' ability to purchase coal.

On November 3, 2015, EPA published the final rule Effluent Limitations Guidelines and Standards ("ELG"), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCR and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal burning power plants that cannot comply with the new standards.  These regulations add costs to the operation of coal burning power plants on top of other regulations like the 2014 regulations issued under Section 316(b) of the CWA that affects the cooling water intake structures at power plants in order to reduce fish impingement and entrainment.  Individually and collectively, these regulations could, in turn, impact the market for the ARLP Partnership's products.  In April 2017, EPA granted petitions for reconsideration and an administrative stay of all future compliance deadlines for the ELG rule.  In August 2017, EPA granted petitions for reconsideration of the CCR rule.

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

Employees

To conduct its operations, the ARLP Partnership, as of January 25, 2018, employed 3,321 full-time employees, including 2,931 employees involved in active mining operations, 180 employees in other operations, and 179 corporate employees.  The ARLP Partnership's work force is entirely union-free.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into an amended and restated administrative services agreement ("Administrative Services Agreement") with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and Alliance Resource Holdings II, Inc. ("ARH II"), the indirect parent of SGP.  The Administrative Services Agreement superseded the administrative services agreement signed in connection with our IPO in 2006.  Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP, AGP and ARH II and their respective affiliates.  We reimburse the ARLP Partnership for services rendered for us by those employees as provided under the Administrative Services Agreement.  We paid the ARLP Partnership $0.4 million under this agreement for the year ended December 31, 2017.   Please read "Item 13—Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

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
•

reserves necessary for us to make capital contributions to maintain our 1.0011% general partner interest in the ARLP Partnership as required by the partnership agreement of ARLP upon the issuance of additional partnership securities by ARLP; and

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

The amount of cash that ARLP can distribute to holders of its common units or other partnership securities, including us, each quarter principally depends on the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of coal the ARLP Partnership is able to produce from its properties;
•	the price at which it is able to sell coal, which is affected by the supply of and demand for domestic and foreign coal;
•	the level of its operating costs;
•	weather conditions and patterns;
•	the proximity to and capacity of transportation facilities;
•	domestic and foreign governmental regulations and taxes;
•	regulatory, administrative, and judicial decisions;
•	competition within the coal industry;
•	the price and availability of alternative fuels;
•	the effect of worldwide energy consumption; and
•	prevailing economic conditions.

In addition, the actual amount of cash that ARLP will have available for distribution will depend on other factors, including:

•	the level of its capital expenditures;
•	the cost of acquisitions and investments;
•	its debt service requirements and restrictions on distributions contained in its current or future debt agreements;
•	fluctuations in its working capital needs;
•	unavailability of financing resulting in unanticipated liquidity constraints;
•	the ability of ARLP to borrow under its credit agreement to make distributions to its unitholders; and
•	the amount, if any, of cash reserves established by MGP, in its discretion, for the proper conduct of ARLP's business.

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

Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner.  Our general partner may not be removed except upon the vote of the holders of at least two thirds of our outstanding units.  Because the Management Group (some of whom are current or former members of management) and their affiliates currently own 70.2% of our outstanding common units, it is not currently possible for our general partner to be removed without their consent.  As a result, the price at which our units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of its equity securities without the consent of our unitholders.  Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner to sell or transfer all or part of its ownership interest in our general partner to a third-party.  The new owner or owners of our general partner would then be in a position to replace the directors and officers of our general partner and control the decisions made and actions taken by its board of directors and officers.  In addition, the owner of our general partner controls MGP.  Control of MGP can likewise be transferred to a third party without unitholder consent.

Our ability to sell our partnership interests in ARLP may be limited by securities law restrictions and liquidity constraints.

Of the 87,188,338 common units of ARLP that we own, 68,945,062 common units are unregistered, restricted securities within the meaning of Rule 144 under the Securities Act.  Unless we exercise our registration rights with respect to these common units, we are limited to selling into the market in any three-month period an amount of ARLP common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale.  We face contractual limitations on our ability to sell our general partner interest, and the market for such interests is illiquid.

We depend on the leadership and involvement of Joseph W. Craft III and other key personnel for the success of our and ARLP's business.

We depend on the leadership and involvement of Mr. Craft, the Chairman, President and Chief Executive Officer of our general partner and a Director and President and Chief Executive Officer of ARLP's  general partner.  Mr. Craft has been integral to the success of ARLP and us, due in part to his ability to identify and develop internal growth projects and accretive acquisitions, make strategic decisions and attract and retain key personnel.  The loss of his leadership and involvement or the services of any members of our or ARLP's senior management team could have a material adverse effect on our business, financial condition and results of operations and those of ARLP.

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

Our common units and ARLP's common units may not trade in simple relation or proportion to one another.  Instead, the trading prices may diverge because, among other things,  we may enter into other businesses separate and apart from ARLP or any of its affiliates.

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

ARLP has wide latitude to issue additional units on terms and conditions established by MGP, including units that rank senior to the ARLP common units as to quarterly cash distributions.  The payment of distributions on those additional units may increase the risk that ARLP may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders.  To the extent these units are senior to the common units, there is an increased risk that we will not receive the same level or increased distributions on the common units.  The common units are not entitled to any arrearages from prior quarters.

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

Although we control ARLP through our ownership of ARLP's general partner, ARLP's general partner owes fiduciary duties to ARLP and ARLP's unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including ARLP's general partner, on the one hand, and ARLP and its limited partners, on the other hand.  The directors and officers of ARLP's general partner have fiduciary duties to manage ARLP in a manner beneficial to us, its owner.  At the same time, ARLP's general partner has a fiduciary duty to manage ARLP in a manner beneficial to ARLP and its limited partners.  The MGP Board of Directors will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict.  The resolution of these conflicts may not always be in our best interest or that of our unitholders.

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

Pursuant to an agreement among ARLP, SGP, MGP, MGP II, ARH, ARH II, our general partner and us, among others, (referred to as the omnibus agreement), we have agreed to certain business opportunity arrangements to address potential conflicts that may arise between us and ARLP.  If a business opportunity in respect of any coal mining, marketing and transportation assets is presented to us, our general partner, ARLP or its general partner, then ARLP will have the first right to acquire such assets.  The omnibus agreement provides, among other things, that ARLP will be presumed to desire to acquire the assets until such time as it advises us that it has abandoned the pursuit of such business opportunity, and we may not pursue the acquisition of such assets prior to that time.

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

The president and chief executive officer of both our general partner and ARLP's general partner effectively controls us and ARLP through his control of our general partner and ARLP's  general partner.

Mr. Craft, the president and chief executive officer of both our general partner and ARLP's general partner, controls ARLP's general partner, indirectly jointly owns SGP and owns or controls 66.7% of ARLP's common units.  Mr. Craft also currently holds, directly or indirectly or may be deemed to be the beneficial owner of, 68.7% of our common units.  These interests give Mr. Craft substantial control over our and ARLP's business and operations and the ability to control the outcome of many matters that require unitholder approval.  Mr. Craft is not restricted from disposing of all or a part of his equity interests in our general partner, in ARLP's general partner or in ARLP's special general partner.

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

Weakness in global economic conditions or economic conditions in any of the industries the ARLP Partnership serves or in the financial markets could materially adversely affect the ARLP Partnership's business and financial condition.  For example:

•

the demand for electricity in the U.S. and globally may decline if economic conditions deteriorate, which may negatively impact the revenues, margins and profitability of the ARLP Partnership's business;

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

The ARLP Partnership competes with other coal producers in various regions of the U.S. for domestic coal sales. In addition, we face competition from foreign and domestic producers that sell their coal in the international coal markets.  The most important factors on which the ARLP Partnership competes are delivered price (i.e., the cost of coal delivered to the customer, including transportation costs, which are generally paid by customers either directly or indirectly), coal quality characteristics, contract flexibility (e.g., volume optionality and multiple supply sources) and reliability of supply.  Some competitors may have, among other things, larger financial and operating resources, lower per ton cost of production, or relationships with specific transportation providers.  The competition among coal producers may impact the ARLP Partnership's ability to retain or attract customers and could adversely impact revenues and cash available for distribution.  In addition, declining prices from an oversupply of coal in the market could reduce revenues and cash available for distribution.

Changes in consumption patterns by utilities regarding the use of coal have affected the ARLP Partnership's ability to sell the coal it produces.

According to the most recent information from the Energy Information Administration, since 2000, coal's share of U.S. electricity production has fallen from 53% to 30%, while natural gas' share has increased from 16% to 33%.

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

Future environmental regulation of GHG emissions also could accelerate the use by utilities of fuels other than coal.  In addition, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for coal.  For example, to the extent implemented as originally finalized, the EPA's CPP could likely incentivize additional electric generation from natural gas and renewable sources, and Congress has extended tax credits for renewables.  In addition, a number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources in generating a certain percentage of power.  Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact the ARLP Partnership's results of operations and reduce its cash available for distribution to us.

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

Combustion of fossil fuels, such as the coal the ARLP Partnership produces, results in the emission of carbon dioxide into the atmosphere.  On December 15, 2009, the EPA published the Endangerment Finding asserting that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment, and the EPA has begun to regulate GHG emissions pursuant to the CAA.  The EPA previously finalized an NSPS to regulate GHG emissions from new power plants, however, the EPA published notice in the federal register in April 2017 that the agency has initiated a review of the NSPS for new and modified fossil fuel fired power plants and that, following the review, the EPA will initiate reconsideration proceedings to suspend, revise or rescind this NSPS. The finalized standard requires CCS, a technology that is not yet commercially feasible without government subsidies and that has not been demonstrated in the marketplace.  This requirement, to the extent implemented as originally finalized, effectively prevents construction of new coal fired power plants.  In August 2015, the EPA issued its final CPP rules that establish carbon pollution standards for existing power plants, called CO2 emission performance rates.  Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the Circuit Court even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The Supreme Court's stay applies only to EPA's regulations for CO2 emissions from existing power plants and will not affect EPA's standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time.   In connection with this proposed repeal, EPA issued an ANPRM in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units.  The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose.  If the effort to repeal the rules is unsuccessful and the rules were upheld at the conclusion of this appellate process and were implemented in their current form, or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for coal would likely be further decreased, potentially significantly, and our business would be adversely impacted. Please read "Item 1. Business—Regulation and Laws—Air Emissions" and "—Carbon Dioxide Emissions."

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

Since 2010, utilities have formally announced the retirement or conversion of more than 600 coal-fired electric generating units through 2030.  These retirements and conversions amount to nearly 111,000 megawatts ("MW") or almost 35% of the 2010 total coal electric generating capacity.  At the end of 2017 retirement and conversions affecting 69,000 MW, or approximately 22% of the 2010 total coal electric generating capacity, are estimated to have occurred.  Most of these announced and completed retirements and conversions have been attributed to the EPA regulations, although other factors such as an aging coal fleet and low natural gas prices have also played a role.  The reduction in coal electric capacity negatively impacts overall coal demand.  Additional regulations and other factors could lead to additional retirements and conversions and, thereby, additional reductions in the demand for coal.

We or our customers could be subject to tort claims based on the alleged effects of climate change.

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

In 2017, the ARLP Partnership sold approximately 71.7% of its sales tonnage under contracts having a term greater than one year, which the ARLP Partnership refers to as long-term contracts.  Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts.  From time to time industry conditions may make it more difficult for the ARLP Partnership to enter into long-term contracts with its electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time.  Accordingly, the ARLP Partnership may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of the ARLP Partnership's revenue stream to the increased volatility of the spot market.

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

While the ARLP Partnership did not have customers from which they derived 10% or more of their revenue in 2017, if the ARLP Partnership were to lose any of its significant customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from the ARLP Partnership, it could have a material adverse effect on the ARLP Partnership's business, financial condition and results of operations.

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

The ARLP Partnership's ability to receive payment for coal sold and delivered depends on the continued creditworthiness of its customers.  If the creditworthiness of its customers declines significantly, its business could be adversely affected.  In addition, if a customer refuses to accept shipments of the ARLP Partnership's coal for which they have an existing contractual obligation, the ARLP Partnership's revenues will decrease and it may have to reduce production at its mines until its customer's contractual obligations are honored.  See "Item 3. Legal Proceedings."

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

Effective October 1, 2017, the ARLP Partnership renewed its annual property and casualty insurance program.  The ARLP Partnership's property insurance was procured from its wholly owned captive insurance company, Wildcat Insurance, LLC ("Wildcat Insurance").

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

The ARLP Partnership is subject to numerous federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability.  Certain of these laws and regulations may impose strict liability without regard to fault or legality of the original conduct.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations.  Complying with these laws and regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations.  The possibility exists that new laws or regulations may be adopted, or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, which could materially affect the ARLP Partnership's mining operations, cash flow, and profitability, either through direct impacts on the ARLP Partnership's mining operations, or indirect impacts that discourage or limit the ARLP Partnership's customers' use of coal.  Please read "Item 1. Business—Regulations and Laws."

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

The ARLP Partnership has long-term indebtedness, consisting of its outstanding senior unsecured notes, revolving credit facility and its term loan agreement.  At December 31, 2017, the ARLP Partnership's total long-term indebtedness outstanding was $502.4 million.  The ARLP Partnership's leverage may:

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

The ARLP Partnership has outstanding surety bonds with governmental agencies for reclamation, federal and state workers' compensation and other obligations.  At December 31, 2017, the ARLP Partnership's total of such bonds was $268.7 million.  The ARLP Partnership may have difficulty maintaining its surety bonds for mine reclamation as well as workers' compensation and black lung benefits.  In addition, those governmental agencies may increase the amount of bonding required.  The ARLP Partnership's inability to acquire or failure to maintain these bonds, or a substantial increase in the bonding requirements, would have a material adverse effect on it.

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

The ARLP Partnership has investments in oil and gas mineral interests and gas compression services in the continental U.S.  Consequently, the value of the investments as well as any resulting cash flows, may fluctuate with changes in the market and prices for oil and natural gas.  Since the ARLP Partnership began these investments in late 2014, the oil and natural gas industry has experienced significant fluctuations in commodity prices driven by a global supply/demand imbalance for oil and an oversupply of natural gas in the U.S.  If commodity prices decline to lower levels, the ARLP Partnership could see a decrease in the value of these investments or in the cash flows they generate.  For more information on the ARLP Partnership's involvement with AllDale Partnerships and Kodiak, please read "Item 8. Financial Statements and Supplementary Data—Note 12. Investments."

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

Risks Related to Our Proposed Simplification Transactions

The completion of the Simplification Transactions is subject to conditions.

The Simplification Agreement contains conditions, some of which are beyond the parties' control, that, if not satisfied or waived, may delay the closing of the Simplification Transactions or result in the Simplification Transactions not occurring. We cannot predict with certainty when and whether any of the conditions to the completion of the Simplification Transactions will be satisfied. Any delay in completing the Simplification Transactions could increase our cost or cause us not to realize, or delay realization of, some or all of the benefits that we expect to achieve from the Simplification Transactions. If the Simplification Transactions are not completed, we and ARLP will have incurred substantial expenses for which no ultimate benefit will have been received by either company. In addition, if the Simplification Agreement is terminated under specified circumstances, either we or ARLP will be required to pay certain expenses of the other party.

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service ("IRS") were to treat us as a corporation for federal income tax purposes, or we or ARLP become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

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

If we or ARLP were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, and would likely be liable for state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of the units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us and ARLP, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time.  From time to time, members of Congress have proposed and considered such substantive changes to the existing federal income tax laws that would affect us, ARLP, or all publicly traded partnerships. For example, recently enacted legislation repealed Section 199, which, prior to its repeal, entitled our unitholders to a deduction equal to a specified percentage of ARLP's qualified production activities income that was allocated to such unitholder.  In addition, although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we and ARLP rely for our treatment as a partnership for U.S. federal income tax purposes.

Further, on January 24, 2017, final regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code (the "Final Regulations") were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability or ARLP's ability to be treated as a partnership for federal income tax purposes.

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us or ARLP to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the amount of our common unit distributions and the value of an investment in our common units.    You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our units.

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

If the IRS makes audit adjustments to our income tax returns or ARLP's income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us or ARLP, in which case ARLP's cash distribution to us and our cash available for distribution to our unitholders might be substantially reduced.  In addition, our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders' behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns or ARLP's income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us or ARLP.

To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances.  In addition, ARLP may elect to have us (and its other current and former unitholders) take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with our interest in ARLP during the tax year under audit or require us to indemnify ARLP for any taxes (including applicable penalties or interest) paid by ARLP on our behalf, or ARLP may elect to pay any resulting taxes (including applicable penalties or interest) directly.  As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders' behalf.

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

Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business ("effectively connected income"). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be "effectively connected" with a U.S. trade or business.  As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder's sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-U.S. unitholders should consult a tax advisor before investing in our units.

We treat each purchaser of our units as having the same tax benefits without regard to the units actually purchased.  The IRS may challenge this treatment, which could adversely affect the value of our units.

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

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units.  In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain recognized from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

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

In addition to U.S. federal income taxes, you will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or ARLP do business or own property now or in the future, even if you do not live in any of those jurisdictions.  You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.

ARLP currently owns assets and conducts business in a variety of states which currently impose a personal income tax on individuals, corporations and other entities. As we or ARLP make acquisitions or expand our business, we or ARLP may own assets or conduct business in additional states that impose a personal income tax.  It is your responsibility to file all U.S. federal, state and local tax returns.

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

At December 31, 2017, the ARLP Partnership had approximately 1.67 billion tons of coal reserves.  All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below) and closely adhere to the standards described in U.S. Geological Survey ("USGS") Circular 831 and USGS Bulletin 1450-B.  For information on the locations of the ARLP Partnership's mines, please read "Mining Operations" under "Item 1. Business."

The following table sets forth reserve information at December 31, 2017 about the ARLP Partnership's coal operations:

	Mine	Heat
	Type	Content (BTUs	Pounds S02 per MMBTU				Classification		Reserve Assignment		Reserve Control
Operations	(1)	per pound)	<1.2	1.2-2.5	>2.5	Total	Proven	Probable	Assigned	Unassigned	Owned	Leased
			(tons in millions)
Illinois Basin Operations
Dotiki (KY)	U	12,200	—	—	80.6	80.6	52.5	28.1	36.8	43.8	28.8	51.8
Warrior (KY)	U	12,500	—	—	96.4	96.4	72.9	23.5	76.1	20.3	23.8	72.6
Hopkins (KY)	U	12,000	—	—	13.9	13.9	9.7	4.2	—	13.9	2.9	11.0
	S	11,500	—	—	7.8	7.8	7.8	—	7.8	—	7.8	—
River View (KY)	U	11,500	—	—	166.4	166.4	108.4	58.0	166.4	—	37.3	129.1
Henderson/Union (KY)	U	11,400	—	5.7	495.3	501.0	168.2	332.8	—	501.0	90.8	410.2
Onton (KY)	U	11,750	—	—	40.3	40.3	22.6	17.7	40.3	—	0.2	40.1
Sebree (KY)	U	11,400	—	—	8.6	8.6	3.1	5.5	—	8.6	3.9	4.7
Hamilton County (IL)	U	11,650	—	—	559.3	559.3	243.0	316.3	147.1	412.2	53.3	506.0
Gibson (North) (IN, IL)	U	11,500	0.1	8.0	14.5	22.6	17.5	5.1	22.6	—	0.3	22.3
Gibson (South) (IN)	U	11,500	0.9	19.5	45.2	65.6	56.3	9.3	65.6	—	18.0	47.6
Region Total			1.0	33.2	1,528.3	1,562.5	762.0	800.5	562.7	999.8	267.1	1,295.4

Appalachia Operations
MC Mining (KY)	U	12,900	2.9	0.5	1.7	5.1	4.4	0.7	2.9	2.2	0.1	5.0
Mettiki (MD)	U	13,200	—	1.6	3.8	5.4	5.2	0.2	5.4	—	—	5.4
Mettiki (WV)	U	13,200	—	8.2	8.2	16.4	11.0	5.4	10.5	5.9	2.4	14.0
Tunnel Ridge (WV)	U	12,600	—	—	83.6	83.6	33.8	49.8	83.6	—	—	83.6
Region Total			2.9	10.3	97.3	110.5	54.4	56.1	102.4	8.1	2.5	108.0

Total			3.9	43.5	1,625.6	1,673.0	816.4	856.6	665.1	1,007.9	269.6	1,403.4

% of Total			0.2%	2.6%	97.2%	100.0%	48.8%	51.2%	39.8%	60.2%	16.1%	83.9%

(1)	U = Underground and S = Surface

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

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product.  All of the ARLP Partnership's reserves are steam coal, except for reserves at Mettiki that can be delivered to the steam or metallurgical markets.  The 2.9 million tons of reserves listed at MC Mining as <1.2 pounds of SO2 per million British thermal units ("MMBTU") are marketable as compliance coal under Phase II of CAA.

Assigned reserves are those reserves that have been designated for mining by a specific operation.  Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.  British thermal units ("BTU") values are reported on an as shipped, fully washed basis. Shipments that are either fully or partially raw will have a lower BTU value.

The ARLP Partnership owns or controls certain leases for coal deposits that do not currently meet the criteria to be reflected as reserves but may be reclassified as reserves in the future.  These tons are classified as non-reserve coal deposits and are not included in the ARLP Partnership's reported reserves.  These non-reserve coal deposits include the following: Mettiki––2.9 million tons, Tunnel Ridge––17.4 million tons, Hamilton––33.3 million tons, Warrior––4.8 million tons, Dotiki—0.6 million tons, Onton—4.6 million tons, Gibson (North)––0.4 million tons, Gibson (South)––1.2 million tons, Elk Creek––4.9 million tons and Pattiki––53.5 million tons.  The Henderson/Union Reserves account for the majority of the ARLP Partnership's non-reserve coal deposits with 199.9 million tons.  In addition, there are 17.3 million tons located near the Dotiki complex for total non-reserve coal deposits of 340.8 million tons.

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

Mining Operations

The following table sets forth production and other data about the ARLP Partnership's mining operations:

		Tons Produced
Operations	Location	2017	2016	2015	Transportation	Equipment
		(in millions)
Illinois Basin Operations
Dotiki	Kentucky	2.6	3.7	4.0	CSX, PAL, truck, barge	CM
Warrior	Kentucky	3.6	3.8	4.0	CSX, PAL, truck, barge	CM
Hopkins	Kentucky	—	0.4	2.9	CSX, PAL, truck, barge	CM, TS
River View	Kentucky	9.0	8.6	9.1	Barge	CM
Onton	Kentucky	—	—	1.8	Barge, truck	CM
Hamilton	Illinois	6.1	3.0	2.7	CSX, EVWR, NS, truck, barge	LW, CM
Pattiki	Illinois	—	1.9	2.4	CSX, EVWR, barge	CM
Gibson (North)	Indiana	—	—	2.2	CSX, NS, truck, barge	CM
Gibson (South)	Indiana	6.0	4.0	2.9	CSX, NS, truck, barge	CM
Region Total		27.3	25.4	32.0

Appalachia Operations
MC Mining	Kentucky	1.4	1.2	1.5	CSX, truck, barge	CM
Mettiki	WV/MD	2.1	2.0	2.1	CSX, truck	LW, CM
Tunnel Ridge	West Virginia	6.8	6.6	5.6	Barge, WLE, NS	LW, CM
Region Total		10.3	9.8	9.2

TOTAL		37.6	35.2	41.2

CSX	-	CSX Railroad
EVWR	-	Evansville Western Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
WLE	-	Wheeling & Lake Erie Railroad
CM	-	Continuous Miner
LW	-	Longwall
TS	-	Truck, Shovel, Front End Loader or Dozer

ITEM 3.            LEGAL PROCEEDINGS

We are not engaged in any material litigation.  From time to time the ARLP Partnership is a party to litigation matters incidental to the conduct of its business.  The ARLP Partnership initiated litigation on January 15, 2015 alleging that a customer anticipatorily breached a coal supply contract when it notified the ARLP Partnership that it would not accept coal shipments under the contract after April 15, 2015.  The contract obligated the customer to purchase more than 5.0 million tons during the period between April 16, 2015 and the end of the contract term on December 31, 2021.  On February 18, 2018, the ARLP Partnership reached agreement with the customer and certain of its affiliates to settle the litigation.  The agreement includes a $93.0 million payment to the ARLP Partnership and certain future coal supply commitments.  In addition, the ARLP Partnership will acquire certain coal reserves for $2.0 million from an affiliate of the customer.  As a result of certain costs related to this settlement, the ARLP Partnership expects to realize approximately $80 million from the recovery.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners' interests are listed on the NASDAQ Global Select Market under the symbol "AHGP."  The common units began trading on May 10, 2006.  On February 8, 2018, the closing market price for the common units was $26.82 per unit and there were 59,863,000 common units outstanding.  There were approximately 8,891 record holders of common units at December 31, 2017.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit

1st Quarter 2016	$21.05	$12.05	$0.55 (paid May 20, 2016)
2nd Quarter 2016	$21.30	$13.76	$0.55 (paid August 19, 2016)
3rd Quarter 2016	$28.00	$20.29	$0.55 (paid November 18, 2016)
4th Quarter 2016	$32.70	$26.00	$0.55 (paid February 17, 2017)
1st Quarter 2017	$32.31	$25.44	$0.55 (paid May 19, 2017)
2nd Quarter 2017	$30.48	$22.71	$0.73 (paid August 18, 2017)
3rd Quarter 2017	$29.43	$23.79	$0.735 (paid November 17, 2017)
4th Quarter 2017	$28.77	$23.83	$0.7425 (paid February 20, 2018)

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

Our historical financial data below were derived from the AHGP Partnership's audited consolidated financial statements as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.  Prior years results presented have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).

(in millions, except unit, per unit and per ton data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Income
Sales and operating revenues:
Coal sales	$1,711.1	$1,861.8	$2,158.0	$2,208.6	$2,137.4
Transportation revenues	41.7	30.1	33.6	26.0	32.6
Other sales and operating revenues	43.0	39.1	81.7	65.8	35.2
Total revenues	1,795.8	1,931.0	2,273.3	2,300.4	2,205.2
Expenses:
Operating expenses (excluding depreciation, depletion and amortization)	1,095.2	1,124.8	1,386.8	1,383.4	1,398.8
Transportation expenses	41.7	30.1	33.6	26.0	32.6
Outside coal purchases	—	1.5	0.3	—	2.0
General and administrative	63.3	75.1	69.1	76.7	65.3
Depreciation, depletion and amortization	269.0	336.5	324.0	274.6	264.9
Asset impairment	—	—	100.1	—	—
Total operating expenses	1,469.2	1,568.0	1,913.9	1,760.7	1,763.6
Income from operations	326.6	363.0	359.4	539.7	441.6
Interest expense (net of interest capitalized)	(39.4)	(30.7)	(31.2)	(33.6)	(27.0)
Interest income	0.1	—	1.5	1.7	1.0
Equity investment income (loss)	13.9	3.5	(49.0)	(16.7)	(24.4)
Cost investment income	6.4	—	—	—	—
Acquisition gain, net	—	—	22.5	—	—
Debt extinguishment loss	(8.1)	—	—	—	—
Other income	3.0	0.7	1.0	1.6	1.8
Income before income taxes	302.5	336.5	304.2	492.7	393.0
Income tax expense	0.2	—	—	—	1.4
Net income	302.3	336.5	304.2	492.7	391.6
Less: Net income attributable to noncontrolling interests	(116.3)	(150.6)	(92.9)	(208.3)	(157.7)
Net income attributable to Alliance Holdings GP, L.P. ("AHGP")	$186.0	$185.9	$211.3	$284.4	$233.9
Basic and diluted net income of AHGP per limited partner unit	$3.11	$3.11	$3.53	$4.75	$3.91
Distributions paid per limited partner unit	$2.5650	$2.6100	$3.7725	$3.4375	$3.095
Weighted average number of units outstanding-basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000	59,863,000
Balance Sheet Data:
Working capital (1)	$(6.7)	$(46.0)	$(103.5)	$(76.8)	$113.7
Total assets	2,221.3	2,197.7	2,366.5	2,288.8	2,126.7
Long-term obligations (2)	473.0	485.0	658.6	606.9	848.4
Total liabilities	1,068.4	1,100.0	1,372.4	1,270.5	1,271.1
Partners' capital	$1,152.9	$1,097.6	$994.1	$1,018.3	$855.6
Other Operating Data:
Tons sold	37.8	36.7	40.2	39.7	38.8
Tons produced	37.6	35.2	41.2	40.7	38.8
Coal sales per ton sold (3)	$45.24	$50.76	$53.62	$55.59	$55.04
Cost per ton sold (4)	$28.95	$30.71	$34.46	$34.82	$36.07
Other Financial Data:
Net cash provided by operating activities	$554.1	$700.7	$714.4	$734.8	$702.9
Net cash used in investing activities	(244.8)	(191.8)	(355.9)	(441.2)	(426.0)
Net cash used in financing activities	(345.2)	(503.1)	(348.1)	(363.7)	(209.7)
EBITDA (5)	610.7	703.7	657.9	799.1	684.0
Adjusted EBITDA (5)	618.9	703.7	735.4	799.1	684.0
Maintenance capital expenditures (6)	$140.0	$93.3	$236.3	$236.3	$222.4

(1)	Working capital is impacted by current maturities of long-term debt. For information regarding long-term debt, please read "Item 8. Financial Statements and Supplementary Data—Note 7. Long-Term Debt."

(2)	Long-term obligations include long-term portions of debt and capital lease obligations.

(3)	Coal sales per ton sold are based on total coal sales divided by tons sold.

(4)	Cost per ton sold is based on the total of operating expenses and outside coal purchases divided by tons sold.

(5)

EBITDA and Adjusted EBITDA are financial measures not calculated in accordance with generally accepted accounting principles ("GAAP"). EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes and depreciation, depletion and amortization. Adjusted EBITDA is EBITDA modified for certain items that may not reflect the trend of future results, such as asset impairments and gains and losses from acquisition valuation-related accounting and debt extinguishment losses.

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

The following table presents a reconciliation of (a) GAAP "Cash Flows Provided by Operating Activities" to non-GAAP Adjusted EBITDA and EBITDA and (b) non-GAAP Adjusted EBITDA and EBITDA to GAAP "Net income attributable to AHGP":

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)

Cash flows provided by operating activities	$554,082	$700,725	$714,408	$734,830	$702,919
Non-cash compensation expense	(12,279)	(14,229)	(12,854)	(11,560)	(9,193)
Settlement of deferred directors compensation	26	218	177	218	—
Asset retirement obligations	(3,793)	(3,769)	(3,192)	(2,730)	(3,004)
Coal inventory adjustment to market	(449)	—	(1,952)	(377)	(2,811)
Equity investment income (loss)	13,860	3,543	(49,046)	(16,648)	(24,441)
Distributions received from investments	(13,939)	(2,719)	—	—	—
Paid-in-kind distributions received from cost investment	6,398	—	—	—	—
Net gain (loss) on sale of property, plant and equipment	696	76	1	4,409	(3,475)
Valuation allowance of deferred tax assets	3,339	1,365	(1,557)	(1,636)	(3,483)
Other	(6,212)	(3,300)	(6,388)	5,151	6,251
Net effect of working capital changes	37,658	(8,848)	66,126	55,578	(6,258)
Interest expense, net	39,283	30,655	29,693	31,913	26,081
Income tax expense	211	14	21	—	1,397
Adjusted EBITDA	618,881	703,731	735,437	799,148	683,983
Asset impairment	—	—	(100,130)	—	—
Acquisition gain, net	—	—	22,548	—	—
Debt extinguishment loss	(8,148)	—	—	—	—
EBITDA	610,733	703,731	657,855	799,148	683,983
Depreciation, depletion and amortization	(268,981)	(336,509)	(323,983)	(274,566)	(264,911)
Interest expense, net	(39,283)	(30,655)	(29,693)	(31,913)	(26,081)
Income tax expense	(211)	(14)	(21)	—	(1,397)
Net income	302,258	336,553	304,158	492,669	391,594
Net income attributable to noncontrolling interest	(116,270)	(150,619)	(92,846)	(208,318)	(157,721)
Net income attributable to AHGP	$185,988	$185,934	$211,312	$284,351	$233,873

(6)

The ARLP Partnership's maintenance capital expenditures, as defined under the terms of its partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of its capital assets.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data where you can find more detailed information in "Note 1. Organization and Presentation" and "Note 2. Summary of Significant Accounting Policies" regarding the basis of presentation supporting the following financial information.

Executive Overview

The AHGP Partnership

Our cash flows currently consist of distributions from ARLP on our ARLP partnership interests.  We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership's financial results and the results of our other subsidiaries.  The earnings of the ARLP Partnership allocated to its limited partners' interests not owned by us and, prior to the Exchange Transaction, the ARLP Partnership earnings allocated to SGP's general partner interest in the ARLP Partnership and the Intermediate Partnership are reflected as a noncontrolling interest in our consolidated income statement and balance sheet.  In addition to the ARLP Partnership, our results of operations include the results of operations of MGP II and MGP, our direct and indirect wholly owned subsidiaries.

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
•

continuing to make accretive investments in oil and gas related activities, such as oil and gas mineral interests and gas compression services in various geographic locations within producing basins in the continental U.S.

The ARLP Partnership

The ARLP Partnership is a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users and was the first such producer and marketer in the nation to be a publicly traded master limited partnership.  The ARLP Partnership is currently the second-largest coal producer in the eastern U. S.  In 2017, the ARLP Partnership produced and sold 37.6 million and 37.8 million tons of coal, respectively.  The coal it sold in 2017 was approximately 25.4% low-sulfur coal, 39.9% medium-sulfur coal and 34.7% high-sulfur coal.  Based on market expectations, the ARLP Partnership classifies low-sulfur coal as coal with a sulfur content of less than 1.5%, medium-sulfur coal as coal with a sulfur content of 1.5% to 3%, and high-sulfur coal as coal with a sulfur content of greater than 3%.  The BTU content of the ARLP Partnership's coal ranges from 11,400 to 13,200.

The ARLP Partnership operates eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland, and West Virginia, as well as a coal-loading terminal on the Ohio River at Mt. Vernon, Indiana.  In addition, the ARLP Partnership owns equity interests in various oil and gas mineral interests and gas compression services in various geographic locations within producing basins in the continental U.S.  At December 31, 2017, the ARLP Partnership had approximately 1.67 billion tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  We believe the ARLP Partnership controls adequate reserves to implement its currently contemplated mining plans.  Please see "Item 1. Business—Mining Operations" for further discussion of the ARLP Partnership's mines.

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  On July 31, 2015, Hamilton acquired the remaining equity interests of White Oak, from White Oak Finance Inc. and other parties.  Prior to the acquisition the ARLP Partnership leased coal reserves to White Oak and owned and operated certain surface facilities at White Oak's mining complex. For more information on the White Oak Acquisition, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions."

In 2017, approximately 80.0% of the ARLP Partnership's sales tonnage was purchased by U.S. electric utilities, with the balance sold to third-party resellers and industrial consumers.  Although many utility customers recently have appeared to favor a shorter-term contracting strategy, in 2017, approximately 71.7% of the ARLP Partnership's sales tonnage was sold under long-term contracts.  The ARLP Partnership's long-term contracts contribute to its stability and profitability by providing greater predictability of sales volumes and sales prices.  In 2017, approximately 85.9% of the medium- and high-sulfur coal was sold to utility plants with installed pollution control devices.  These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.

As discussed in more detail in "Item 1A. Risk Factors," the ARLP Partnership's results of operations could be impacted by prices for items that are used in coal production such as steel, electricity and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments.  Moreover, the regulatory environment in which we operate has grown increasingly stringent as a result of legislation and initiatives pursued during the years prior to the current Trump administration.  Additionally, the ARLP Partnership's results of operations could be impacted by its ability to obtain and renew permits necessary for its operations, secure or acquire coal reserves, or find replacement buyers for coal under contracts with comparable terms to existing contracts.  As outlined in "Item 1. Business—Regulation and Laws," a variety of measures taken by regulatory agencies in the U.S. and abroad in response to the perceived threat from climate change attributed to GHG emissions could substantially increase compliance costs for the ARLP Partnership and its customers and reduce demand for coal, which could materially and adversely impact its results of operations.  For additional information regarding some of the risks and uncertainties that affect the ARLP Partnership's business and the industry in which it operates, see "Item 1A. Risk Factors.

As discussed above, on February 22, 2018, our Board of Directors and the board of directors of ARLP's general partner approved the Simplification Agreement, pursuant to which we would become a wholly owned subsidiary of ARLP. For more information regarding the Simplification Agreement, please see 'Item 1. Business – Simplification Transactions.'

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

•

Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal's Dotiki mining complex, (b) Gibson County Coal's mining complex, which includes the Gibson North and Gibson South mines, (c) Warrior's mining complex, (d) River View's mining complex and (e) the Hamilton mining complex.  The Gibson North mine has been idled since the fourth quarter of 2015 in response to market conditions but is expected to resume production in 2018.

The Illinois Basin reportable segment also includes White County Coal's Pattiki mining complex, Hopkins County Coal's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree's mining complex, which includes the Onton mine, Steamport and certain reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC, and UC Coal, LLC and its subsidiaries, UC Mining, LLC, and UC Processing, LLC.  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  The ARLP Partnership's Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.  UC Coal, LLC equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

•

Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex and the MC Mining mining complex.  The Mettiki mining complex includes Mettiki (WV)'s Mountain View mine and Mettiki (MD)'s preparation plant.

•

Other and Corporate includes marketing and administrative activities, ASI and its subsidiaries included in the Matrix Group, ASI's ownership of aircraft, the Alliance Partnership's Mt. Vernon dock activities; Alliance Coal's coal brokerage activity, MAC's manufacturing and sales (primarily to the ARLP Partnership's mines) of rock dust, certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's ("Pontiki") legacy workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, Alliance Minerals, and its affiliate, Cavalier Minerals, both of which hold equity investments in various AllDale Partnerships, Alliance Mineral's investment in Kodiak, AROP Funding, LLC ("AROP Funding"), and our new subsidiary formed March 30, 2017, Alliance Resource Finance Corporation ("Alliance Finance").  Please read "Item 8. Financial Statements and Supplementary Data—Note 7. Long-Term Debt",  "—Note 10. Variable Interest Entities" and "—Note 12. Investments" for more information on AROP Funding, Alliance Finance, Alliance Minerals, Cavalier Minerals, the AllDale Partnerships and Kodiak.

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

Segment Adjusted EBITDA Expense per Ton.  The ARLP Partnership defines Segment Adjusted EBITDA Expense per ton (a non-GAAP financial measure) as the sum of operating expenses, coal purchases and other income divided by total tons sold.  The ARLP Partnership reviews Segment Adjusted EBITDA Expense per ton for cost trends.

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

Segment Adjusted EBITDA.  The ARLP Partnership defines Segment Adjusted EBITDA (a non-GAAP financial measure) as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, asset impairment, acquisition gain, net, debt extinguishment loss and general and administrative expenses.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

Analysis of Historical Results of Operations

2017 Compared with 2016

We reported net income of $302.3 million for 2017 compared to $336.6 million for 2016.  The decrease of $34.3 million was due to lower coal sales price realizations offset in part by increased sales volumes, decreased operating expenses, reduced depreciation, depletion and amortization and increased income from the oil and gas investments.  Total revenues decreased to $1.80 billion in 2017 compared to $1.93 billion in 2016 as the anticipated reduction in coal sales prices more than offset increased sales volumes and other sales and operating revenues.  Even though sales and production volumes increased for 2017, operating expenses were lower compared to 2016, reflecting initiatives to shift production to lower-cost operations.  The favorable production cost mix and lower selling expenses in 2017 significantly lowered operating expenses per ton sold compared to 2016.  Results presented for 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands)		(per ton sold)
Tons sold	37,824	36,680	N/A	N/A
Tons produced	37,609	35,244	N/A	N/A
Coal sales	$1,711,114	$1,861,788	$45.24	$50.76
Operating expenses and outside coal purchases	$1,095,167	$1,126,362	$28.95	$30.71

Coal sales.  Coal sales decreased $150.7 million or 8.1% to $1.71 billion for 2017 from $1.86 billion for 2016.  The decrease was attributable to lower average coal sales prices, which reduced coal sales by $208.7 million, partially offset by the benefit of increased tons sold, which contributed $58.0 million in additional coal sales.  Average coal sales prices decreased $5.52 per ton sold in 2017 to $45.24 compared to $50.76 per ton sold in 2016, primarily due to the expiration of higher-priced legacy contracts, partially offset by higher price realizations at the Mettiki mine from its participation in the metallurgical coal markets in 2017 and improved prices at the MC Mining mine.  Sales and production volumes rose to 37.8 million tons sold and 37.6 million tons produced in 2017 compared to 36.7 million tons sold and 35.2 million tons produced in 2016, primarily due to strong performances at the Hamilton, Gibson South, Mettiki, MC Mining and Tunnel Ridge mines.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased 2.8% to $1.10 billion for 2017 from $1.13 billion for 2016 primarily as a result of the previously discussed favorable production cost mix.  On a per ton basis, operating expenses and outside coal purchases decreased 5.7% to $28.95 per ton sold from $30.71 per ton sold in 2016, due primarily to increased sales and production volumes and the previously discussed initiatives to shift production to lower-cost operations.  The most significant operating expense variances by category are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 13.2% to $9.24 per ton in 2017 from $10.65 per ton in 2016.  This decrease of $1.41 per ton was primarily attributable to lower labor and benefit costs per ton due to fewer employees resulting in part from the increased mix of lower-cost production as well as lower health care benefit expenses; and

•

Production taxes and royalty expenses decreased $0.49 per produced ton sold in 2017 compared to 2016 primarily as a result of lower excise taxes per ton resulting from a favorable state production mix, increased export sales and lower average coal sales prices.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increases:

•

Material and supplies expenses per ton produced increased 1.9% to $9.76 per ton in 2017 from $9.58 per ton in 2016.  The increase of $0.18 per ton produced resulted primarily from increases of $0.27 per ton for contract labor used in the mining process and $0.12 per ton for roof support, partially offset by the increased mix of lower-cost production and a related decrease of $0.10 per ton for power and fuel used in the mining process; and

•

Maintenance expenses per ton produced increased 7.7% to $3.34 per ton in 2017 from $3.10 per ton in 2016.  The increase of $0.24 per ton produced was primarily due to increased maintenance expenses at several mines in both reportable segments due in part to the use of surplus equipment from the ARLP Partnership's idled mines.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services.  Other sales and operating revenues increased to $43.0 million in 2017 from $39.1 million in 2016.  The increase of $3.9 million was primarily due to increased mining technology product sales by Matrix Design and increased transloading revenues from Mt. Vernon, partially offset in comparison to 2016 by proceeds of coal supply contract buy-outs received in 2016.

General and administrative.  General and administrative expenses for 2017 decreased to $63.3 million compared to $75.1 million in 2016.  The decrease of $11.8 million was primarily due to lower incentive compensation expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $269.0 million for 2017 compared to $336.5 million for 2016 primarily as a result of the depletion of reserves at the Elk Creek mine in the first quarter of 2016, closure of the Pattiki mine in the fourth quarter of 2016, volume reductions at the Dotiki and Warrior mines, the use of surplus equipment from idled mines and ongoing capital reduction initiatives at all of the ARLP Partnerships' operations.

Interest expense.  Interest expense, net of capitalized interest, increased to $39.4 million in 2017 from $30.7 million in 2016 primarily due to interest incurred under the ARLP Senior Notes issued in April 2017, offset in part by reduced borrowings under the ARLP revolving credit facility and the payment of the ARLP Term Loan and ARLP Series B Senior Notes.  Interest payable under the ARLP Partnership's Senior Notes, revolving credit facility, Term Loan and Series B Senior Notes is discussed below under "–Debt Obligations."

Equity investment income.  Equity investment income increased to $13.9 million in 2017 from $3.5 million in 2016 due to increased income from the ARLP Partnership's investments in the AllDale Partnerships.

Cost investment income.  Distributions of additional preferred interests received from the ARLP Partnership's new Kodiak investment contributed $6.4 million of cost investment income to 2017.

Debt extinguishment loss.  The ARLP Partnership recognized a debt extinguishment loss of $8.1 million in 2017 to reflect a make-whole payment incurred to repay the ARLP Partnership's Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $41.7 million and $30.1 million for 2017 and 2016, respectively.  The increase of $11.6 million was primarily attributable to increased tonnage for which the ARLP Partnership arranges third-party transportation at certain mines and an increase in average third-party transportation rates in 2017.  The cost of third-party transportation services are passed through to the ARLP Partnership's customers.

Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interest was $116.3 million and $150.6 million in 2017 and 2016, respectively.  The decrease in net income attributable to noncontrolling interests is due to an increased percentage allocation of the ARLP Partnership's net income to AHGP due to increased cash distributions to AHGP as a result of the Exchange Transaction in addition to a decrease in the consolidated net income of the ARLP Partnership due to the changes in revenues and expenses described above.

Segment Information.  Our 2017 Segment Adjusted EBITDA decreased 12.4% to $682.2 million from 2016 Segment Adjusted EBITDA of $778.8 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows:

	Year Ended December 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$391,426	$552,284	$(160,858)	(29.1)%
Appalachia	234,124	191,487	42,637	22.3%
Other and Corporate	65,431	45,909	19,522	42.5%
Elimination	(8,769)	(10,862)	2,093	19.3%
Total Segment Adjusted EBITDA (1)	$682,212	$778,818	$(96,606)	(12.4)%

Tons sold
Illinois Basin	27,026	26,912	114	0.4%
Appalachia	10,783	9,734	1,049	10.8%
Other and Corporate	1,636	1,865	(229)	(12.3)%
Elimination	(1,621)	(1,831)	210	11.5%
Total tons sold	37,824	36,680	1,144	3.1%

Coal sales
Illinois Basin	$1,078,255	$1,306,241	$(227,986)	(17.5)%
Appalachia	616,305	534,796	81,509	15.2%
Other and Corporate	74,973	86,174	(11,201)	(13.0)%
Elimination	(58,419)	(65,423)	7,004	10.7%
Total coal sales	$1,711,114	$1,861,788	$(150,674)	(8.1)%

Other sales and operating revenues
Illinois Basin	$1,638	$7,686	$(6,048)	(78.7)%
Appalachia	3,622	3,404	218	6.4%
Other and Corporate	53,691	45,786	7,905	17.3%
Elimination	(15,924)	(17,752)	1,828	10.3%
Total other sales and operating revenues	$43,027	$39,124	$3,903	10.0%

Segment Adjusted EBITDA Expense
Illinois Basin	$688,468	$761,644	$(73,176)	(9.6)%
Appalachia	385,802	346,712	39,090	11.3%
Other and Corporate	83,490	89,594	(6,104)	(6.8)%
Elimination	(65,573)	(72,313)	6,740	9.3%
Total Segment Adjusted EBITDA Expense (1)	$1,092,187	$1,125,637	$(33,450)	(3.0)%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."  Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA decreased 29.1% to $391.4 million in 2017 from $552.3 million in 2016.  The decrease of $160.9 million was primarily attributable to lower coal sales, which decreased 17.5% to $1.08 billion in 2017 from $1.31 billion in 2016, partially offset by decreased expenses resulting from a favorable production mix.  The coal sales decrease of $228.0 million primarily reflects lower average coal sales prices of $39.90 per ton in

2017 compared to $48.54 per ton in 2016, primarily resulting from the expiration of higher-priced legacy contracts.  Lower sales prices were partially offset by increased tons sold, which increased slightly to 27.0 million tons in 2017 from 26.9 million tons in 2016.  Higher sales volumes resulted from strong performances at the Gibson South and Hamilton mines, offset in part by the previously mentioned depletion of reserves at the Elk Creek mine in the 2016 first quarter, the closure of the Pattiki mine in the 2016 fourth quarter and reduced sales at the Dotiki mine.  Segment Adjusted EBITDA Expense decreased 9.6% to $688.5 million in 2017 from $761.6 million in 2016 and Segment Adjusted EBITDA Expense per ton decreased $2.83 per ton sold to $25.47 compared to $28.30 per ton sold in 2016, primarily due to a significant increase in low-cost longwall production from the Hamilton mine, increased production at the Gibson South operation and a related reduced mix of sales volumes from higher cost mines, as well as reduced selling expenses, lower health care benefit expenses and certain cost decreases described above under "–Operating expenses and outside coal purchases."

Appalachia – Segment Adjusted EBITDA increased 22.3% to $234.1 million for 2017 from $191.5 million in 2016.  The increase of $42.6 million was primarily attributable to increased coal sales, which rose 15.2% to $616.3 million in 2017 compared to $534.8 million in 2016, partially offset by higher Segment Adjusted EBITDA Expense.  The increase of $81.5 million in coal sales resulted from higher sales volumes across the region, which increased 10.8% to 10.8 million tons sold in 2017 compared to 9.7 million tons sold in 2016, and higher average coal sales prices of $57.16 per ton in 2017 compared to $54.94 per ton in 2016.  Higher price realizations in 2017 were a result of sales from the ARLP Partnership's Mettiki mine into the metallurgic coal export market and improved prices at the MC Mining mine.  Segment Adjusted EBITDA Expense increased 11.3% to $385.8 million in 2017 from $346.7 million in 2016 due to increased sales volumes.  Segment Adjusted EBITDA Expense per ton increased slightly to $35.78 per ton compared to $35.62 per ton sold in 2016, primarily due to an increased sales mix of higher-cost Mettiki production in 2017 and reduced recoveries from the Tunnel Ridge mine.

Other and Corporate – Segment Adjusted EBITDA increased by $19.5 million to $65.4 million in 2017 compared to $45.9 million in 2016.  The increase was primarily attributable to higher equity investment income from the AllDale Partnerships, distributions of additional preferred interests received from Kodiak and increased mining technology product sales by Matrix Design.  In 2017, Segment Adjusted EBITDA Expense decreased to $83.5 million for 2017 compared to $89.6 million for 2016 primarily as a result of decreased coal brokerage activity.

Elimination – Segment Adjusted EBITDA Expense eliminations decreased in 2017 to $65.6 million from $72.3 million in 2016 and coal sales eliminations decreased to $58.4 million from $65.4 million in 2016, reflecting decreased intercompany coal sales brokerage activity.

2016 Compared with 2015

We reported net income of $336.6 million for 2016 compared to $304.2 million for 2015, an increase of $32.4 million.  Comparative results between the years reflect in part the negative net impact in 2015 of $77.6 million of certain large non-cash items ("Non-Cash Items") described below and $48.5 million of equity investment loss related to White Oak also in 2015.  Net income in 2016 was negatively impacted by reduced revenues compared to 2015 resulting from planned reductions in coal sales and production volumes, lower coal sales prices, lower other sales and operating revenues due to the absence of coal royalty and surface facilities revenues from White Oak in 2016, offset in part by reduced operating expenses in 2016.  Lower operating expenses during 2016 primarily reflect decreased sales volumes and a favorable production cost mix resulting from the initiative to shift production to lower-cost per ton operations.  Lower volumes in 2016 resulted from idling the Onton and Gibson North mines in the fourth quarter of 2015 and the planned depletion of reserves at the Elk Creek mine in the first quarter of 2016, partially offset by additional volumes from the Tunnel Ridge and Gibson South operations and the Hamilton mine acquired in the White Oak Acquisition.  The Non-Cash Items in 2015 included asset impairments of $100.1 million offset in part by a net gain of $22.5 million related to final business combination accounting for the White Oak Acquisition.  For more information on the White Oak Acquisition, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions."  For more information on the 2015 non-cash asset impairments, please read "Item 8. Financial Statements and Supplementary Data—Note 4. Long-Lived Asset Impairments."    Results presented for 2016 and 2015

have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands)		(per ton sold)
Tons sold	36,680	40,247	N/A	N/A
Tons produced	35,244	41,178	N/A	N/A
Coal sales	$1,861,788	$2,158,006	$50.76	$53.62
Operating expenses and outside coal purchases	$1,126,362	$1,387,110	$30.71	$34.46

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

Operating expenses and outside coal purchases.    Operating expenses and outside coal purchases decreased 18.8% to $1.13 billion for 2016 from $1.39 billion for 2015 primarily as a result of the previously discussed reductions to coal production volumes and a favorable production cost mix.  On a per ton basis, operating expenses and outside coal purchases decreased 10.9% to $30.71 per ton sold from $34.46 per ton sold in 2015, due primarily to the lower-cost production mix and higher productivity from the Tunnel Ridge and Gibson South mines.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

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

Depreciation, depletion and amortization.  Depreciation, depletion and amortization  ("DD&A") expense for 2016 increased to $336.5 million compared to $324.0 million in 2015.  The increase of $12.5 million was primarily due to increases in DD&A associated with the Pattiki mine, which ceased production in December 2016 and the acquisition of the Hamilton mine in July 2015, partially offset by the previously discussed volume reductions at the Onton, Gibson North, and Elk Creek mines. .

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

Equity investment income (loss).  Equity investment income (loss) for 2016 includes Cavalier Minerals' equity method investments in AllDale Minerals.  In addition to AllDale Minerals, 2015 also includes the ARLP Partnership's equity method investment in White Oak.  For 2016, the ARLP Partnership recognized equity investment income of $3.5 million compared to equity investment loss of $49.0 million for 2015.  As discussed above, as a result of the White Oak Acquisition in July 2015, the ARLP Partnership no longer accounts for the Hamilton mine financial results as an equity method investment in its consolidated financials, but now consolidates Hamilton in its financial results.  Thus, the change in equity investment income (loss) was primarily due to the elimination of equity losses related to White Oak as well as an increase in equity income from AllDale Minerals.

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

Segment Information.  Our 2016 Segment Adjusted EBITDA decreased 3.2% to $778.8 million from 2015 Segment Adjusted EBITDA of $804.5 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows:

	Year Ended December 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$552,284	$604,808	$(52,524)	(8.7)%
Appalachia	191,487	186,518	4,969	2.7%
Other and Corporate	45,909	25,767	20,142	78.2%
Elimination	(10,862)	(12,580)	1,718	13.7%
Total Segment Adjusted EBITDA (1)	$778,818	$804,513	$(25,695)	(3.2)%

Tons sold
Illinois Basin	26,912	30,801	(3,889)	(12.6)%
Appalachia	9,734	9,439	295	3.1%
Other and Corporate	1,865	2,813	(948)	(33.7)%
Elimination	(1,831)	(2,806)	975	34.7%
Total tons sold	36,680	40,247	(3,567)	(8.9)%

Coal sales
Illinois Basin	$1,306,241	$1,571,014	$(264,773)	(16.9)%
Appalachia	534,796	573,453	(38,657)	(6.7)%
Other and Corporate	86,174	133,498	(47,324)	(35.4)%
Elimination	(65,423)	(119,959)	54,536	45.5%
Total coal sales	$1,861,788	$2,158,006	$(296,218)	(13.7)%

Other sales and operating revenues
Illinois Basin	$7,686	$43,856	$(36,170)	(82.5)%
Appalachia	3,404	11,136	(7,732)	(69.4)%
Other and Corporate	45,786	46,585	(799)	(1.7)%
Elimination	(17,752)	(19,869)	2,117	10.7%
Total other sales and operating revenues	$39,124	$81,708	$(42,584)	(52.1)%

Segment Adjusted EBITDA Expense
Illinois Basin	$761,644	$961,611	$(199,967)	(20.8)%
Appalachia	346,712	398,071	(51,359)	(12.9)%
Other and Corporate	89,594	153,720	(64,126)	(41.7)%
Elimination	(72,313)	(127,247)	54,934	43.2%
Total Segment Adjusted EBITDA Expense (1)	$1,125,637	$1,386,155	$(260,518)	(18.8)%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."    Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA decreased 8.7% to $552.3 million in 2016 from $604.8 million in 2015, a decrease of $52.5 million.  Segment Adjusted EBITDA in 2016 was negatively impacted by reduced revenues compared to 2015 resulting from planned reductions in coal sales and production volumes, lower coal sales prices, lower other sales and operating revenues due to the absence of coal royalty and surface facilities revenues from White

Oak in 2016, offset in part by reduced operating expenses in 2016.  Comparative results between the years also reflect the negative impact in 2015 of $48.5 million of equity investment loss related to White Oak prior to the White Oak Acquisition in July 2015.  Coal sales decreased 16.9% to $1.31 billion compared to $1.57 billion in 2015.  The coal sales decrease of $264.8 million primarily reflects the previously discussed reduction of coal sales and production volumes at the Onton, Gibson North and Elk Creek mines, partially offset by additional volumes from the Gibson South operation and the Hamilton mine acquired in the White Oak Acquisition.  Also impacting 2016 were lower average coal sales prices which decreased 4.8% to $48.54 per ton sold compared to $51.01 per ton sold in 2015 as a result of challenging market conditions and lower-priced legacy contracts at the Hamilton mine inherited in the White Oak Acquisition.  Segment Adjusted EBITDA Expense decreased 20.8% to $761.6 million in 2016 from $961.6 million in 2015 due to reduced production and sales volumes as discussed above.  Segment Adjusted EBITDA Expense per ton decreased $2.92 per ton sold to $28.30 in 2016 from $31.22 per ton sold in 2015, primarily as a result of a favorable production cost mix in 2016 due to reducing production from higher-cost per ton operations and improved recoveries at the Gibson South, River View and Warrior mines, as well as certain cost decreases described above under "–Operating expenses and outside coal purchases."

Appalachia – Segment Adjusted EBITDA increased 2.7% to $191.5 million in 2016 from $186.5 million in 2015.  The increase of $5.0 million was primarily attributable to increased tons sold and reduced operating expenses partially offset by lower average coal sales prices of $54.94 per ton sold during 2016 compared to $60.76 per ton sold in 2015.  Coal sales decreased 6.7% to $534.8 million in 2016 compared to $573.5 million in 2015.  The decrease of $38.7 million was primarily due to lower average coal sales prices at the MC Mining and Tunnel Ridge mines.  Segment Adjusted EBITDA Expense decreased 12.9% to $346.7 million in 2016 from $398.1 million in 2015 and Segment Adjusted EBITDA Expense per ton decreased $6.55 per ton sold to $35.62 compared to $42.17 per ton sold in 2015, primarily due to a favorable production cost mix resulting from an additional 1.0 million tons being produced from Tunnel Ridge in 2016 compared to 2015 and a reduction in volumes from the higher cost Appalachia mines.  Segment Adjusted EBITDA Expense per ton also benefited from fewer longwall move days and lower roof support expenses, lower selling expenses across the region, and certain other cost decreases described above under "–Operating expenses and outside coal purchases."

Other and Corporate – In 2016, Segment Adjusted EBITDA increased $20.1 million compared to 2015 primarily as a result of increased margins on both safety equipment sales by Matrix Design and coal brokerage sales, as well as an increase in equity income from AllDale Minerals and a reduction in workers' compensation and pneumoconiosis accruals related to Pontiki which sold most of its assets in May 2014.  In 2016, coal sales decreased $47.3 million and Segment Adjusted EBITDA Expense decreased $64.1 million compared to 2015.  These decreases primarily resulted from reduced intercompany coal brokerage activity.

Elimination – Segment Adjusted EBITDA Expense eliminations decreased in 2016 to $72.3 million from $127.2 million in 2015 and coal sales eliminations decreased to $65.4 million from $120.0 million, respectively, primarily reflecting reduced intercompany coal brokerage activity.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, asset impairment, acquisition gain, net, debt extinguishment loss and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA.  In addition, the exclusion of corporate general and administrative expenses, which are discussed above under "—Analysis of Historical Results of Operations,"  from consolidated Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.    Results presented for Segment Adjusted EBITDA for 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Consolidated Segment Adjusted EBITDA	$682,212	$778,818	$804,513
General and administrative	(63,331)	(75,087)	(69,076)
Depreciation, depletion and amortization	(268,981)	(336,509)	(323,983)
Asset impairment	—	—	(100,130)
Interest expense, net	(39,283)	(30,655)	(29,693)
Acquisition gain, net	—	—	22,548
Debt extinguishment loss	(8,148)	—	—
Income tax (expense) benefit	(211)	(14)	(21)
Net income	$302,258	$336,553	$304,158

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership's customers and, consequently, it does not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by the ARLP Partnership's management to assess the operating performance of the segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to operating expenses.  Results presented for Segment Adjusted EBITDA Expense for 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Segment Adjusted EBITDA Expense	$1,092,187	$1,125,637	$1,386,155
Outside coal purchases	—	(1,514)	(327)
Other income	2,980	725	955
Operating expenses (excluding depreciation, depletion and amortization)	$1,095,167	$1,124,848	$1,386,783

Ongoing Acquisition Activities

Consistent with its business strategy, from time to time the ARLP Partnership engages in discussions with potential sellers regarding possible acquisitions of certain assets and/or companies of the sellers.  For more information on acquisitions, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions."

Liquidity and Capital Resources

Liquidity

Our only cash generating assets are limited and general partnership interests in the ARLP Partnership, from which we receive quarterly distributions.  We rely on distributions from the ARLP Partnership to fund our cash requirements.

The ARLP Partnership has historically satisfied its working capital requirements and funded its capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and sale-leaseback transactions.  The ARLP Partnership believes that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet its working capital requirements, capital expenditures and additional investments, debt payments, commitments and distribution payments.  Nevertheless, the ARLP Partnership's ability to satisfy its working capital requirements, to fund planned capital expenditures and investments, to service its debt obligations or to pay distributions will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, as well as other financial and business factors, some of which are beyond its control.  Based on the ARLP Partnership's recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that it expects to have available, the ARLP Partnership does not anticipate any constraints to its liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please see "Item 1A. Risk Factors."

The ARLP Partnership owns equity interests in the AllDale Partnerships for the purchase of oil and gas mineral interests in various geographic locations within producing basins in the continental U.S. and plan to make similar additional equity investments in the future.  As of December 31, 2017, the ARLP Partnership had provided funding of $163.4 million to AllDale Partnerships. On July 19, 2017, the ARLP Partnership purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  This structured investment provides the ARLP Partnership with a quarterly cash or payment-in-kind return.  In 2018, the ARLP Partnership expects investments of approximately $30.0 million for existing commitments related to the AllDale Partnerships and Kodiak investments. For more information on transactions with the AllDale Partnership, please read "Item 8. Financial Statements and Supplementary Data—Note 10. Variable Interest Entities" and "Note 12. Investments."

On September 22, 2011, the ARLP Partnership entered into a series of transactions with White Oak to support development of the White Oak longwall mining operation (now known as the Hamilton mine) including the purchase of preferred equity interests.  On July 31, 2015 ("White Oak Acquisition Date"), the ARLP Partnership paid $50.0 million to acquire the remaining equity interest in White Oak and assumed control of the mine.  Prior to the White Oak Acquisition Date, the ARLP Partnership had funded $422.6 million to White Oak under various agreements inclusive of the preferred equity interest purchases.  In conjunction with the acquisition of White Oak, the ARLP Partnership assumed $93.5 million of debt which was extinguished in the fourth quarter of 2015 and replaced with a $100 million equipment sale-leaseback arrangement.  For more information on this sale-leaseback arrangement, please read "Item 8. Financial Statements and Supplementary Data—Note 19. Commitments and Contingencies."  In 2015, the ARLP Partnership paid $20.5 million to Patriot to acquire various assets, including certain mining equipment and reserves.  The ARLP Partnership also paid $5.5 million in 2015 to acquire the remaining equity interest in MAC.  For more information on these acquisitions, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions."

Cash Flows

Cash provided by operating activities was $554.1 million for 2017 compared to $700.7 million for 2016.  The decrease in cash provided by operating activities was primarily due to a decrease in net income adjusted for non-cash items, a large decrease in coal inventories in 2016 compared to a nominal change in 2017 and an increase in prepaid expenses and other assets in 2017 compared to a decrease in prepaid expenses and other assets in 2016. These decreases were offset in part by  a favorable working capital change in accounts payable in 2017 compared to 2016.

Net cash used in investing activities was $244.8 million for 2017 compared to $191.8 million for 2016.  The increase in cash used in investing activities was primarily attributable to the funding of the ARLP Partnership's new cost investment in Kodiak in 2017 and increased capital expenditures for mine infrastructure and equipment at various mines in 2017 compared to 2016.  These increases were partially offset by decreased purchases of equity investments and the lack of customer contract buy-outs both in 2017 compared to 2016.

Net cash used in financing activities was $345.2 million for 2017 compared to $503.1 million for 2016.  The decrease in cash used in financing activities was primarily attributable to proceeds received from the issuance of the ARLP Senior Notes, as defined below, and decreased payments under the ARLP Term Loan, as defined below.  These decreases in cash used were partially offset by repayment of the ARLP Series B Senior Notes, as defined below, increased overall net payments on the securitization and revolving credit facilities, payment of debt issuance and extinguishment costs and no proceeds received from sales-leaseback transactions in 2017.

The ARLP Partnership has various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated future asset retirement obligations costs, workers' compensation and pneumoconiosis, capital projects and pension funding.  The ARLP Partnership expects to fund these commitments with existing cash balances, future cash flows from operations and investments as well as cash provided from borrowings of debt or issuance of equity.

The following table provides details regarding the ARLP Partnership's contractual cash obligations as of December 31, 2017:

		Less
Contractual		than 1	1-3	3-5	More than
Obligations	Total	year	years	years	5 years
	(in thousands)
Long-term debt	$502,400	$72,400	$—	$30,000	$400,000
Future interest obligations(1)	224,603	31,436	62,694	60,528	69,945
Operating leases	17,259	10,067	7,192	—	—
Capital leases(2)	92,080	32,378	57,819	1,883	—
Purchase obligations for capital projects	64,325	64,325	—	—	—
Reclamation obligations(3)	244,597	3,850	887	1,256	238,604
Workers' compensation and pneumoconiosis benefit(3)	249,590	9,585	18,524	14,563	206,918
	$1,394,854	$224,041	$147,116	$108,230	$915,467

(1)	Interest on variable-rate, long-term debt was calculated using rates effective at December 31, 2017 for the remaining term of outstanding borrowings.

(2)	Includes amounts classified as interest and maintenance cost.

(3)	Future commitments for reclamation obligations, workers' compensation and pneumoconiosis are shown at undiscounted amounts. These obligations are primarily statutory, not contractual.

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

The ARLP Partnership uses a combination of surety bonds and letters of credit to secure its financial obligations for reclamation, workers' compensation and other obligations as follows as of December 31, 2017:

		Workers'
	Reclamation	Compensation
	Obligation	Obligation	Other	Total
	(in millions)
Surety bonds	$172.8	$84.2	$11.7	$268.7
Letters of credit	—	5.0	8.1	13.1

Capital Expenditures

Capital expenditures increased to $145.1 million in 2017 compared to $91.1 million in 2016.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

The ARLP Partnership currently projects average estimated annual maintenance capital expenditures over the next five years of approximately $4.72 per ton produced.  The ARLP Partnership's anticipated total capital expenditures, including maintenance capital expenditures, for 2018 are estimated in a range of $220.0 to $240.0 million.  Management anticipates funding 2018 capital requirements with the ARLP Partnership's December 31, 2017 cash and cash equivalents of $6.8 million, cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital. The availability and cost of additional capital to the ARLP Partnership will depend upon prevailing market conditions, the market price of its common units and several other factors over which the ARLP Partnership has limited control, as well as its financial condition and results of operations.

Insurance

Effective October 1, 2017, the ARLP Partnership renewed its annual property and casualty insurance program.  The ARLP Partnership's property insurance was procured from its wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of the ARLP Partnership's subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75, 90 or 120 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We can make no assurances that the ARLP Partnership will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

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

The ARLP Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $494.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "ARLP Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "ARLP Term Loan").  The outstanding revolver balance and term loan balance under the ARLP Replaced Credit Agreement were considered advanced under the ARLP Credit Facility on January 27, 2017.  On April 3, 2017, the ARLP Partnership entered into an amendment to the Credit Agreement (the "ARLP Amendment") to (a) extend the termination date of the ARLP Revolving Credit Facility as to $461.25 million of the $494.75 million of commitments to May 23, 2021, (b) eliminate the Cavalier Condition and the Senior Notes Condition (both as defined in the Credit Agreement) and (c) effectuate certain other changes.  The ARLP Partnership incurred debt issuance costs in 2017 of $9.2 million in connection with the ARLP Credit Agreement.  These debt issuance costs are deferred and amortized as a component of interest expense over the term of the ARLP Credit Facility.

The ARLP Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.    The ARLP Term Loan principal balance of $50.0 million was paid in full in May 2017.

Borrowings under the ARLP Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks, or (ii) a Eurodollar Rate, plus applicable margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the ARLP Credit Agreement).  The interest rate, with applicable margin, under the ARLP Credit Facility was 4.49% as of December 31, 2017.  At December 31, 2017, the ARLP Partnership had $8.1 million of letters of credit outstanding with $456.7 million available for borrowing under the ARLP Revolving Credit Facility. The ARLP Partnership currently incurs an annual commitment fee of 0.35% on the undrawn portion of the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The ARLP Credit Agreement contains various restrictions affecting the Intermediate Partnership and its subsidiaries including, among other things, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by the Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the ARLP Credit Agreement).  The ARLP Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership's ability to incur certain unsecured debt.  See "Item 8. Financial Statements and Supplementary Data—Note 10 – Variable Interest Entities" for further discussion of restrictions on the cash available for distribution.  The ARLP Amendment raised the debt to cash flow ratio from 2.25 to 1.0 to 2.50 to 1.0 and also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The ARLP Credit Agreement requires the Intermediate Partnership maintain (a) a  debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a  cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.91 to 1.0 and 16.1 to 1.0, respectively, for the trailing twelve months ended December 31, 2017.  The ARLP Partnership  was compliant with the covenants of the ARLP Credit Agreement as of December 31, 2017.

ARLP Series B Senior Notes.  On January 27, 2017, the Intermediate Partnership also amended the ARLP 2008 Note Purchase Agreement dated June 26, 2008, for $145.0 million of ARLP Series B Senior Notes which bore interest at 6.72% and were due to mature on June 26, 2018 with interest payable semi-annually (the "ARLP Series B Senior Notes").  The amendment provided for certain modifications to the terms and provisions of the ARLP Note Purchase Agreement, including granting liens on substantially all of the Intermediate Partnership's assets to secure its obligations under the ARLP Note Purchase Agreement on an equal basis with the obligations under the ARLP Credit Agreement.  The amendment also modified certain covenants to align them with the applicable covenants in the ARLP Credit Agreement.  As discussed below, the ARLP Partnership repaid the ARLP Series B Senior Notes in May 2017.

ARLP Senior Notes.  On April 24, 2017, the Intermediate Partnership and Alliance Finance (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership, issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("ARLP Senior Notes") in a private placement to qualified institutional buyers.  The ARLP Senior Notes have a term of eight years, maturing on May 1, 2025 (the " ARLP Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on November 1, 2017.  The indenture governing the ARLP Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem up to 35% of the aggregate principal amount of the ARLP Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the ARLP Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the ARLP Senior Notes.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem the ARLP Senior Notes at a redemption price equal to the principal amount of the ARLP Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the ARLP Senior Notes and cash on hand were used to repay the ARLP Revolving Credit Facility, ARLP Term Loan and ARLP Series B Senior Notes (including a make-whole payment of $8.1 million).  The ARLP Partnership incurred discount and debt issuance costs of $7.3 million in connection with issuance of the ARLP Senior Notes.  These costs are deferred and are currently being amortized as a component of interest expense over the ARLP Term.

ARLP Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of the Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("ARLP Securitization Facility").  Under the ARLP Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The ARLP Securitization Facility bears interest based on a Eurodollar Rate.  In November 2017, the ARLP Partnership extended the term of the ARLP Securitization Facility to January 2018. It was renewed in January 2018 and no matures in January 2019.  At December 31, 2017, the ARLP Partnership had $72.4 million outstanding under the ARLP Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see "Item 8. Financial Statements and Supplementary Data" and "Note 10 – Variable Interest Entities") entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by (a) ARH II, (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6.0% with interest payable quarterly.  Repayment of the principal balance begins following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow.  The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of December 31, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

Other.  The ARLP Partnership also has an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and its obligations for workers'  compensation benefits.  At December 31, 2017, the ARLP Partnership had $5.0 million in letters of credit outstanding under this agreement.

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

The only indefinite-lived intangible that the ARLP Partnership has is goodwill.  At December 31, 2017, the ARLP Partnership had $136.4 million in goodwill.  Goodwill is not amortized, but subject to annual reviews on November 30th for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  The ARLP Partnership has assessed the reporting unit definitions and determined that at December 31, 2017, the Hamilton reporting unit and the MAC reporting unit are the appropriate reporting units for testing goodwill impairment related to the White Oak and MAC acquisitions.

The ARLP Partnership computes the fair value of the reporting units primarily using the income approach (discounted cash flow analysis).  The computations require management to make significant estimates.  Critical estimates are used as part of these evaluations include, among other things, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and projected coal price assumptions. The ARLP Partnership's estimate of the coal forward sales price curve and future sales volumes are critical assumptions used in its discounted cash flow analysis.  There were no impairments of goodwill during 2017 or 2016.  In future periods, it is reasonably possible that a variety of circumstances could result in an impairment of its goodwill.

A discounted cash flow analysis requires the ARLP Partnership to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and coal sales prices. Assumptions about sales, operating margins, capital expenditures and coal sales prices are based on the ARLP Partnership's budgets, business plans, economic projections and anticipated future cash flows. In determining the fair value of its reporting units, the ARLP Partnership was required to make significant judgments and estimates regarding the impact of anticipated economic factors on its business.  The forecast assumptions used in the period ended December 31, 2017 make certain assumptions about future pricing, volumes and expected maintenance capital expenditures.  Assumptions are also made for a "normalized" perpetual growth rate for periods beyond the long range financial forecast period.

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

Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  The ARLP Partnership generally provides for these claims through self-insurance programs.  Workers'  compensation laws also compensate survivors of workers who suffer employment related deaths. The ARLP Partnership's liability for traumatic injury claims is the estimated present value of current workers' compensation benefits, based on its actuary estimates.  The ARLP Partnership's actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  See "Item 8. Financial Statements and Supplementary Data—Note 17. Accrued Workers' Compensation and Pneumoconiosis Benefits" for additional discussion.  The ARLP Partnership had accrued liabilities for workers' compensation of $54.4 million and $48.1 million for these costs at December 31, 2017 and 2016, respectively.  A one-percentage-point reduction in the discount rate would have increased operating expense by approximately $3.6 million at December 31, 2017.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung.  The ARLP Partnership provides for these claims through self-insurance programs. The ARLP Partnership's pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis benefits obligation.  The ARLP Partnership's actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  The ARLP Partnership had accrued liabilities of $74.9 million and $65.0 million for the pneumoconiosis benefits at December 31, 2017 and 2016, respectively.  A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2017 by approximately $2.8 million.  Under the service cost method used to estimate the pneumoconiosis benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

The discount rate for workers' compensation and pneumoconiosis is derived by applying the Citigroup Pension Discount Curve to the projected liability payout.  Other assumptions, such as claim development patterns, mortality, disability incidence and medical costs, are based upon standard actuarial tables adjusted for the ARLP Partnership's actual historical experiences whenever possible.  The ARLP Partnership reviews all actuarial assumptions periodically for reasonableness and consistency and update such factors when underlying assumptions, such as discount rates, change or when sustained changes in its historical experiences indicate a shift in its trend assumptions are warranted.

Defined Benefit Plan

Eligible employees at certain of the ARLP Partnership's mining operations participate in the Alliance Coal, LLC and Affiliates Pension Plan for Coal Employees (the "Pension Plan") that it sponsors. The Pension Plan is closed to new participants and effective January 31, 2017 participants within the Pension Plan are no longer receiving benefit accruals for service.  All participants can participate in enhanced benefits provisions under the profit sharing and savings plan.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  The funded status of the pension benefit plan is recognized separately in the consolidated balance sheets as either an asset or liability.  The funded status is the difference between the fair value of plan assets and the plan's benefit obligation.  Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are deferred and recorded in accumulated other comprehensive income until amortized as a component of net periodic benefit cost.  Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants' average remaining future years of service.  The calculation of the ARLP Partnership's net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with its Pension Plan requires the use of a number of assumptions including expected return on assets, discount rates, mortality assumptions, employee turnover rates and retirement dates.  Changes in these assumptions can result in materially different pension expense and pension liability amounts.  In addition, actual experiences can differ materially from the assumptions.  Significant assumptions used in calculating pension expense and pension liability are shown in "Item 8. Financial Statements and Supplementary Data—Note 13. Employee Benefit Plans" and as follows:

•

The ARLP Partnership's expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the average annual total return for each asset class.  The ARLP Partnership's expected long-term rate of return used to determine its pension liability was 7.0% at December 31, 2017 and 2016.  The ARLP Partnership's expected long-term rate of return used to determine its pension expense was 7.0% and 7.5% for the years ended December 31, 2017 and 2016, respectively.  The expected long-term rate of return used to determine its pension liability is based on a 1.5% active management premium in addition to an asset allocation assumption of:

Asset allocation
As of December 31, 2017	assumption
Equity securities	62%
Fixed income securities	33%
Real estate	5%
100%

•

The ARLP Partnership's expected long-term rate of return is based on the anticipated return for each investment group.  Additionally, the ARLP Partnership bases its determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.  The actual return on plan assets was 18.0% and 5.9% for the years ended

December 31, 2017 and 2016, respectively.  Lowering the expected long-term rate of return assumption by 1.0% (from 7.0% to 6.0%) at December 31, 2016 would have increased pension expense for the year ended December 31, 2017 by approximately $0.7 million; and

•

The ARLP Partnership's weighted-average discount rate used to determine its pension liability was 3.54% and 4.06% at December 31, 2017 and 2016, respectively.  The ARLP Partnership's weighted-average discount rate used to determine its pension expense was 4.06% and 4.27% at December 31, 2017 and 2016, respectively.  The discount rate that the ARLP Partnership utilizes for determining it future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency.  The ARLP Partnership has historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate.  Lowering the discount rate assumption by 0.5% (from 4.06% to 3.56%) at December 31, 2016 would not have materially increased pension expense for the year ended December 31, 2017.

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

The above factors are not all inclusive, and management must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired.  If there is an indication that carrying amount of an asset may not be recovered, the asset is monitored by management where changes to significant assumptions are reviewed.  Individual assets are grouped for impairment review purposes based on the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a by-mine basis.  The amount of impairment is measured by the difference between the carrying value and the fair value of the asset.  The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows using a risk adjusted discount rate, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations. The ARLP Partnership recorded an asset impairment of $100.1 million in 2015 (see "Item 8. Financial Statements and Supplementary Data—Note 4. Long-Lived Asset Impairments").  No impairment charges were recorded in 2017 or 2016.

Equity Method Investments

The ARLP Partnership evaluates equity method investments for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value.  The ARLP Partnership continues to monitor its equity method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, the ARLP Partnership compares its estimate of the fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.

The ARLP Partnership generally estimates the fair value of its investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate.  A discounted cash flow analysis under the income approach requires the ARLP Partnership to make various judgmental assumptions about the investee, such as the investee's sales, operating margins, capital expenditures and expected distributions. Assumptions about sales, operating margins, capital expenditures and expected distributions are based on the investee's business plans, economic projections, and anticipated future cash flows.

If the estimated fair value is less than the carrying value and the ARLP Partnership considers the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the consolidated financial statements as an impairment charge.  Events or changes in circumstances that may be indicative of an other-than-temporary decline in value may include:

•	Evidence of the lack of ability to recover the carrying amount of the investment;
•	The inability to sustain an earnings capacity to justify the carrying amount;
•	The current fair value of the investment is less than the carrying amount; or
•	Other investors cease to provide support thus reducing their financial commitment to the investee.

As of December 31, 2017, the ARLP Partnership determined that no impairment indicators exist for any of its equity method investments.

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves.  Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.  The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete.  The ARLP Partnership's estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of factors, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and completion of certain mine requirements, such as ventilation.  Coal extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase.  At December 31, 2017 and December 31, 2016, there were no capitalized development costs associated with mines in the development phase.  All past capitalized development costs are associated with mines that shifted to the production phase and thus, these costs are being amortized.  The ARLP Partnership believes that the carrying value of the past development costs will be recovered.  At December 31, 2015, capitalized mine development costs representing the carrying value of development costs attributable to properties where the ARLP Partnership had not reached the production stage of mining operations totaled $5.9 million.

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan.  A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both the ARLP Partnership's underground mines and past surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $130.6 million and $125.7 million for these costs are recorded at December 31, 2017 and 2016, respectively.  See "Item 8. Financial Statements and Supplementary Data—Note 16. Asset Retirement Obligations" for additional information.  The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives.  As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.

Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets.

On at least an annual basis, the ARLP Partnership reviews its entire asset retirement obligation liability and make necessary adjustments for permit changes approved by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience.  Adjustments to the liability associated with these assumptions resulted in an increase of $2.2 million and a decrease of $1.4 million for the year ended December 31, 2017 and 2016, respectively.  The adjustments to the liability for the year ended December 31, 2017 were primarily attributable to the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuations in projected mine life estimates, as well as by increased expansion and disturbances of refuse sites primarily at the Hamilton and River View mines.

While the precise amount of these future costs cannot be determined with certainty, the ARLP Partnership has estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.  Discounting resulted in reducing the accrual for asset retirement obligations by $114.0 million and $110.7 million at December 31, 2017 and 2016.  The ARLP Partnership estimated that the aggregate undiscounted cost of final mine closure is approximately $244.6 million at December 31, 2017.  If the ARLP Partnership's assumptions differ from actual experiences, or if changes in the regulatory environment occur, its actual cash expenditures and costs that it incurs could be materially different than currently estimated.

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

Accruals of Other Liabilities

The ARLP Partnership had accruals for other liabilities, including current obligations, totaling $287.7 million and $264.2 million at December 31, 2017 and 2016, respectively.  These accruals were chiefly comprised of workers' compensation benefits, pneumoconiosis benefits, and costs associated with asset retirement obligations.  These obligations are self-insured except for certain excess insurance coverage for workers' compensation.  The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments.  Thus, from time to time, the ARLP Partnership's results of operations may be significantly affected by changes to these liabilities.  Please see "Item 8. Financial Statements and Supplementary Data—Note 16. Asset Retirement Obligations" and "Note 17. Accrued Workers' Compensation and Pneumoconiosis Benefits."

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

Commodity Price Risk

The ARLP Partnership has significant long-term coal supply agreements as evidenced by approximately 71.7% of its sales tonnage being sold under long-term contracts in 2017.  Most of the long-term coal supply agreements are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both. For additional discussion of coal supply agreements, please see "Item 1. Business—Coal Marketing and Sales" and "Item 8. Financial Statements and Supplementary Data—Note 20. Concentration of Credit Risk and Major Customers."  As of February 15, 2018, the ARLP Partnership's nominal commitment under long-term contracts was approximately 34.7 million tons in 2018, 13.6 million tons in 2019, 8.5 million tons in 2020 and 1.3 million tons in 2021.  Please read "Item 3. Legal Proceedings."

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

Credit Risk

In 2017, approximately 80.0% of the ARLP Partnership's sales tonnage was purchased by electric utilities.  Therefore, its credit risk is primarily with domestic electric power generators.  The ARLP Partnership's policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by the ARLP Partnership's credit management department, it will take steps to reduce its credit exposure to customers that do not meet its credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for the ARLP Partnership's benefit in the event of a failure to pay.

Exchange Rate Risk

Almost all of the ARLP Partnership's transactions are denominated in U.S. dollars, and as a result, it does not have material exposure to currency exchange-rate risks.

Interest Rate Risk

Borrowings under the ARLP Credit Facility, ARLP Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, the ARLP Partnership has interest rate exposure.  Historically, the ARLP Partnership's earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $30.0 million in borrowings under the ARLP Credit Facility and $72.4 million in borrowings under the ARLP Securitization Facility at December 31, 2017.  A one percentage point increase in the interest rates related to the ARLP Credit Facility and ARLP Securitization Facility would result in an annualized increase in interest expense of $1.0 million, based on borrowing levels at December 31, 2017.  With respect to fixed-rate borrowings, the ARLP Partnership had $400.0 million in borrowings under the ARLP Senior Notes at December 31, 2017.  A one percentage point increase in interest rates would result in a decrease of approximately $27.0 million in the estimated fair value of these borrowings.

The table below provides information about the ARLP Partnership's market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership's current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2017 and 2016.

The carrying amounts and fair values of financial instruments are as follows:

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2017	2018	2019	2020	2021	2022	Thereafter	Total	2017
	(in thousands)
Fixed rate debt	$—	$—	$—	$—	$—	$400,000	$400,000	$438,142
Weighted-average interest rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

Variable rate debt	$72,400	$—	$—	$30,000	$—	$—	$102,400	$103,005
Weighted-average interest rate (1)	4.33%	4.49%	4.49%	4.49%	—	—

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2016	2017	2018	2019	2020	2021	Thereafter	Total	2016
	(in thousands)
Fixed rate debt	$—	$145,000	$—	$—	$—	$—	$145,000	$154,449
Weighted-average interest rate	6.72%	6.72%	—	—	—	—

Variable rate debt	$150,000	$—	$255,000	$—	$—	$—	$405,000	$405,060
Weighted-average interest rate (2)	2.98%	3.37%	3.37%	—	—	—

(1)	Interest rate of variable rate debt equal to the rate effective at December 31, 2017, held constant for the remaining term of the outstanding borrowing.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Holdings GP, L.P. and subsidiaries (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and partners' capital for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 2011.

Tulsa, Oklahoma

February 23, 2018

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(In thousands, except unit data)_________________________________________________________________________________________

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,643	$44,525
Trade receivables	181,671	152,032
Other receivables	146	279
Due from affiliates	25	37
Inventories, net	60,275	61,051
Advance royalties, net	4,510	1,207
Prepaid expenses and other assets	28,192	22,128
Total current assets	283,462	281,259
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,934,188	2,920,988
Less accumulated depreciation, depletion and amortization	(1,457,532)	(1,335,145)
Total property, plant and equipment, net	1,476,656	1,585,843
OTHER ASSETS:
Advance royalties, net	39,660	29,372
Equity investments	147,964	138,817
Cost investments	106,398	—
Goodwill	136,399	136,399
Other long-term assets	30,712	25,997
Total other assets	461,133	330,585
TOTAL ASSETS	$2,221,251	$2,197,687

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$97,371	$64,460
Due to affiliates	771	906
Accrued taxes other than income taxes	20,366	18,288
Accrued payroll and related expenses	35,801	41,576
Accrued interest	5,005	316
Workers' compensation and pneumoconiosis benefits	10,729	9,897
Current capital lease obligations	28,613	27,196
Other current liabilities	19,071	14,778
Current maturities, long-term debt, net	72,400	149,874
Total current liabilities	290,127	327,291
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	415,937	399,446
Pneumoconiosis benefits	71,875	62,822
Accrued pension benefit	45,317	42,070
Workers' compensation	46,694	40,400
Asset retirement obligations	126,750	125,266
Long-term capital lease obligations	57,091	85,540
Other liabilities	14,587	17,203
Total long-term liabilities	778,251	772,747
Total liabilities	1,068,378	1,100,038

PARTNERS' CAPITAL:
Alliance Holdings GP, L.P. ("AHGP") Partners' Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	626,831	598,077
Accumulated other comprehensive loss	(34,820)	(16,550)
Total AHGP Partners' Capital	592,011	581,527
Noncontrolling interests	560,862	516,122
Total Partners' Capital	1,152,873	1,097,649
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,221,251	$2,197,687

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except unit and per unit data)______________________________________________________________________________

	Year Ended December 31,
	2017	2016	2015

SALES AND OPERATING REVENUES:
Coal sales	$1,711,114	$1,861,788	$2,158,006
Transportation revenues	41,700	30,111	33,597
Other sales and operating revenues	43,027	39,124	81,708
Total revenues	1,795,841	1,931,023	2,273,311

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,095,167	1,124,848	1,386,783
Transportation expenses	41,700	30,111	33,597
Outside coal purchases	—	1,514	327
General and administrative	63,331	75,087	69,076
Depreciation, depletion and amortization	268,981	336,509	323,983
Asset impairment	—	—	100,130
Total operating expenses	1,469,179	1,568,069	1,913,896

INCOME FROM OPERATIONS	326,662	362,954	359,415
Interest expense (net of interest capitalized of $551, $358 and $695, respectively)	(39,385)	(30,669)	(31,153)
Interest income	102	14	1,460
Equity investment income (loss)	13,860	3,543	(49,046)
Cost investment income	6,398	—	—
Acquisition gain, net	—	—	22,548
Debt extinguishment loss	(8,148)	—	—
Other income	2,980	725	955

INCOME BEFORE INCOME TAXES	302,469	336,567	304,179

INCOME TAX EXPENSE	211	14	21

NET INCOME	302,258	336,553	304,158

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(116,270)	(150,619)	(92,846)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. ("NET INCOME OF AHGP")	$185,988	$185,934	$211,312

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$3.11	$3.11	$3.53

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$2.565	$2.61	$3.7725

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	59,863,000	59,863,000	59,863,000

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)________________________________________________________________________________________________________

	Year Ended December 31,
	2017	2016	2015

NET INCOME	$302,258	$336,553	$304,158

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan:
Prior service cost	—	(1,498)	—
Amortization of prior service cost (1)	186	—	—
Net actuarial loss	(6,610)	(2,589)	(863)
Amortization of net actuarial loss (1)	3,054	2,952	3,354
Total defined benefit pension plan adjustments	(3,370)	(1,135)	2,491

Pneumoconiosis benefits:
Net actuarial loss	(7,938)	(205)	(750)
Amortization of net actuarial gain (1)	(2,092)	(2,643)	(451)
Total pneumoconiosis benefits adjustments	(10,030)	(2,848)	(1,201)

OTHER COMPREHENSIVE INCOME (LOSS)	(13,400)	(3,983)	1,290

COMPREHENSIVE INCOME	288,858	332,570	305,448

Less: Comprehensive income attributable to noncontrolling interests	(111,952)	(148,311)	(93,555)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$176,906	$184,259	$211,893

(1)	Amortization of prior service cost and actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 13 and 17 for additional details).

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)_______________________________________________________________________________________________________

	Year Ended December 31,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$302,258	$336,553	$304,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	268,981	336,509	323,983
Non-cash compensation expense	12,279	14,229	12,854
Settlement of deferred directors compensation	(26)	(218)	(177)
Asset retirement obligations	3,793	3,769	3,192
Coal inventory adjustment to market	449	—	1,952
Equity investment (income) loss	(13,860)	(3,543)	49,046
Distributions received from investments	13,939	2,719	—
Paid-in-kind distributions received from cost investment	(6,398)	—	—
Net gain on sale of property, plant and equipment	(696)	(76)	(1)
Asset impairment	—	—	100,130
Acquisition gain, net	—	—	(22,548)
Valuation allowance of deferred tax assets	(3,339)	(1,365)	1,557
Debt extinguishment loss	8,148	—	—
Other	6,212	3,300	6,388
Changes in operating assets and liabilities:
Trade receivables	(29,639)	(29,157)	64,412
Other receivables	133	417	422
Inventories, net	(1,449)	44,948	(21,898)
Prepaid expenses and other assets	(6,064)	17,023	(3,402)
Advance royalties, net	(13,591)	(2,464)	(6,915)
Accounts payable	25,507	(15,196)	(41,506)
Due to/from affiliates	(123)	778	(11,076)
Accrued taxes other than income taxes	2,078	2,667	(4,322)
Accrued payroll and related benefits	(5,775)	4,545	(24,527)
Pneumoconiosis benefits	(159)	447	2,808
Workers' compensation	(4,371)	(6,427)	(2,491)
Other	(4,205)	(8,733)	(17,631)
Total net adjustments	251,824	364,172	410,250
Net cash provided by operating activities	554,082	700,725	714,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(145,088)	(91,056)	(212,797)
Increase (decrease) in accounts payable and accrued liabilities	7,404	(4,402)	(3,021)
Proceeds from sale of property, plant and equipment	2,139	1,165	2,062
Contributions to equity investments	(20,688)	(76,797)	(64,540)
Purchase of cost investment	(100,000)	—	—
Distributions received from investments in excess of cumulative earnings	11,462	3,313	444
Payment for acquisition of businesses, net of cash acquired	—	(1,011)	(74,953)
Payment for acquisition of customer contracts	—	(23,000)	—
Advances/loans to affiliate	—	—	(7,300)
Other	—	—	4,190
Net cash used in investing activities	(244,771)	(191,788)	(355,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	100,000	44,600	6,500
Payments under securitization facility	(127,600)	(27,700)	(23,400)
Payments on term loan	(50,000)	(156,250)	(108,502)
Borrowings under revolving credit facilities	215,486	140,000	543,000
Payments under revolving credit facilities	(440,486)	(270,000)	(308,000)
Borrowings under long-term debt	400,000	—	—
Payment on long-term debt	(145,000)	—	(205,000)
Proceeds on capital lease transactions	—	33,881	100,000
Payments on capital lease obligations	(27,071)	(24,456)	(4,312)
Payment of debt issuance costs	(16,487)	(101)	—
Payment for debt extinguishment	(8,148)	—	—
Contributions to consolidated company from affiliate noncontrolling interest	251	3,014	2,147
Net settlement of employee withholding taxes on vesting of ARLP Long-Term Incentive Plan	(2,988)	(1,336)	(2,719)
Contribution by limited partner - affiliate	1,000	1,000	1,500
Distributions paid by consolidated partnership to noncontrolling interests	(84,973)	(89,311)	(117,362)
Distributions paid to Partners	(153,549)	(156,242)	(225,833)
Other	(5,628)	(189)	(6,108)
Net cash used in financing activities	(345,193)	(503,090)	(348,089)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(35,882)	5,847	10,404
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,525	38,678	28,274
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,643	$44,525	$38,678

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

(In thousands, except unit data)_________________________________________________________________________________________

	Alliance Holdings GP, L.P.
			Accumulated
	Number of	Limited	Other
	Limited	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Partner Units	Capital	Income (Loss)	Interest	Capital

Balance at January 1, 2015	59,863,000	580,234	(15,456)	453,496	1,018,274
Comprehensive income:
Net income	—	211,312	—	92,846	304,158
Actuarially determined long-term liability adjustments	—	—	581	709	1,290
Total comprehensive income					305,448
Settlement of Directors Deferred Compensation	—	(177)	—	—	(177)
Vesting of ARLP deferred compensation plans (Note 14)	—	—	—	(2,719)	(2,719)
Common unit-based compensation	—	223	—	12,631	12,854
Contribution by limited partner – affiliate (Note 18)	—	1,500	—	—	1,500
Contributions to consolidated company from affiliate noncontrolling interest (Note 10)	—	—	—	2,147	2,147
Distributions on ARLP common unit-based compensation	—	—	—	(2,627)	(2,627)
Distributions to AHGP Partners	—	(225,833)	—	—	(225,833)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	—	(114,735)	(114,735)
Balance at December 31, 2015	59,863,000	567,259	(14,875)	441,748	994,132
Comprehensive income:
Net income	—	185,934	—	150,619	336,553
Actuarially determined long-term liability adjustments	—	—	(1,675)	(2,308)	(3,983)
Total comprehensive income					332,570
Settlement of Directors Deferred Compensation	—	(218)	—	—	(218)
Vesting of ARLP deferred compensation plans (Note 14)	—	—	—	(1,336)	(1,336)
Common unit-based compensation	—	344	—	13,885	14,229
Contribution by limited partner – affiliate (Note 18)	—	1,000	—	—	1,000
Contributions to consolidated company from affiliate noncontrolling interest (Note 10)	—	—	—	3,014	3,014
Distributions to affiliate noncontrolling interest from consolidated company (Note 10)	—	—	—	(189)	(189)
Distributions on ARLP common unit-based compensation	—	—	—	(3,355)	(3,355)
Distributions to AHGP Partners	—	(156,242)	—	—	(156,242)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	—	(85,956)	(85,956)
Balance at December 31, 2016	59,863,000	598,077	(16,550)	516,122	1,097,649
Comprehensive income:
Net income	—	185,988	—	116,270	302,258
Actuarially determined long-term liability adjustments	—	—	(9,082)	(4,318)	(13,400)
Reclassification resulting from the Exchange Transaction	—	—	(9,188)	9,188	—
Total comprehensive income					288,858
Settlement of Directors Deferred Compensation	—	(26)	—	—	(26)
Vesting of ARLP deferred compensation plans (Note 14)	—	—	—	(2,988)	(2,988)
Exchange Transaction fees	—	(4,612)	—	—	(4,612)
Common unit-based compensation	—	(47)	—	12,326	12,279
Contribution by limited partner – affiliate (Note 18)	—	1,000	—	—	1,000
Contributions to consolidated company from affiliate noncontrolling interest (Note 10)	—	—	—	251	251
Distributions to affiliate noncontrolling interest from consolidated company (Note 10)	—	—	—	(1,016)	(1,016)
Distributions on ARLP common unit-based compensation	—	—	—	(3,248)	(3,248)
Distributions to AHGP Partners	—	(153,549)	—	—	(153,549)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	—	(81,725)	(81,725)
Balance at December 31, 2017	59,863,000	$626,831	$(34,820)	$560,862	$1,152,873

See notes to consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

•	References to "AGP" mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., also referred to as our general partner.
•	References to "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's sole general partner and, prior to the Exchange Transaction discussed below, its managing general partner.
•	References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner prior to the Exchange Transaction discussed below.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
•	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the mining operations of Alliance Resource Operating Partners, L.P.

Organization and Formation

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "AHGP."  We own directly and indirectly 100% of the members' interest in MGP, ARLP's  sole general partner.  The ARLP Partnership is a diversified producer and marketer of coal to major U.S. utilities and industrial users.  ARLP conducts substantially all of its business through its wholly owned subsidiary, the Intermediate Partnership.  Through our ownership of MGP, we own the 1.0001% managing general partner interest in the Intermediate Partnership. ARLP and the Intermediate Partnership were formed in May 1999, to acquire upon completion of ARLP's initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc. ("ARH"), a Delaware corporation.  ARH is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP as well as the President and Chief Executive Officer and a Director of MGP, and Kathleen S. Craft.  SGP, a Delaware limited liability company, is owned by ARH. SGP owns 20,641,168 common units of AHGP, 7,181 common units of ARLP and prior to the Exchange Transaction discussed below, owned  a  0.01% special general partner interest in both ARLP and the Intermediate Partnership.

We are owned 100% by limited partners.  Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Alliance Resource Management GP, LLC, a Delaware limited liability company, and ARM GP Holdings, Inc., a Delaware corporation, are our direct subsidiaries.  The Delaware limited partnerships, limited liability companies and corporation that comprise the ARLP Partnership, which we consolidate, are as follows: ARLP; Intermediate Partnership; Alliance Coal; Alliance Design Group, LLC, ("Alliance Design"); Alliance Land, LLC; Alliance

Minerals, LLC ("Alliance Minerals"); Alliance Resource Properties; Alliance Resource Finance Corporation ("Alliance Finance"), AROP Funding, LLC ("AROP Funding"); ARP Sebree, LLC ("ARP Sebree"); ARP Sebree South, LLC; Alliance WOR Properties, LLC ("WOR Properties"); Alliance Service, Inc. ("ASI"); Backbone Mountain, LLC; CR Services, LLC; CR Machine Shop, LLC; Excel Mining, LLC; Gibson County Coal, LLC ("Gibson County Coal"); Hamilton County Coal, LLC ("Hamilton"); Hopkins County Coal, LLC ("Hopkins County Coal"); Matrix Design Group, LLC ("Matrix Design"); Matrix Design International, LLC; Matrix Design Africa (PTY) LTD; MC Mining, LLC ("MC Mining"); Mettiki Coal, LLC ("Mettiki (MD)"); Mettiki Coal (WV), LLC ("Mettiki (WV)"); Mid-America Carbonates, LLC ("MAC"); Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon"); Penn Ridge Coal, LLC ("Penn Ridge"); Pontiki Coal, LLC ("Pontiki"); River View Coal, LLC ("River View"); Rough Creek Mining, LLC; Sebree Mining, LLC ("Sebree"); Steamport, LLC; Tunnel Ridge, LLC ("Tunnel Ridge"); UC Coal, LLC ("UC Coal"); UC Mining, LLC ("UC Mining"); UC Processing, LLC ("UC Processing"); Warrior Coal, LLC ("Warrior"); Webster County Coal, LLC ("Webster County Coal"); White County Coal, LLC ("White County Coal"); WOR Land 6, LLC; and Wildcat Insurance, LLC ("Wildcat Insurance").

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

Exchange Transaction

On July 28, 2017, our wholly owned subsidiary, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its 0.99% managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  MGP is the sole general partner of ARLP following the Exchange Transaction, and no control, management or governance changes otherwise occurred.  We now own directly and indirectly 87,188,338 ARLP common units and a non-economic general partner interest in ARLP.  We continue to own, through MGP, a 1.0001% managing general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.

The Exchange Transaction constituted an exchange of equity interests between entities under common control and not a transfer of a business.  As there was no change in control of either us or ARLP, the exchange reflects the impact on controlling and noncontrolling interest at carrying value on a prospective basis from the date of the Exchange Transaction.

Simultaneously with the Exchange Transaction discussed above, MGP became a wholly owned subsidiary of MGP II, which is 100% owned directly and indirectly by us and was created in connection with the Exchange Transaction.  MGP II holds the 56,100,000 ARLP common units discussed above.

Presentation

The accompanying consolidated financial statements include our accounts and operations and those of MGP, MGP II, ARLP (a variable interest entity of which AHGP is the primary beneficiary),  ARLP's consolidated

Intermediate Partnership and the Intermediate Partnership's operating subsidiaries and present the financial position as of December 31, 2017 and 2016, and results of our operations, comprehensive income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2017.  ARLP and its consolidated subsidiaries represent virtually all the net assets and operations of AHGP.  All of our intercompany transactions and accounts have been eliminated.  See Note 10 – Variable Interest Entities for information regarding our consolidation of ARLP.

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

Principles of Consolidation and Noncontrolling Interests––The consolidated financial statements include our accounts and those of MGP, MGP II, ARLP, the Intermediate Partnership and the Intermediate Partnership's operating subsidiaries in the consolidated group, after the elimination of intercompany accounts and transactions.  The non-controlling interest on our consolidated balance sheet reflects the outside ownership interest in ARLP as well as Bluegrass Minerals Management, LLC's ("Bluegrass Minerals") ownership interest in Cavalier Minerals.  See "Basis of Presentation" under Note 1 – Organization and Presentation for information regarding our consolidation of ARLP.  See also "Note 11 – Noncontrolling Interests."

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

Cash Management—The cash flows from operating activities section of our consolidated statements of cash flows reflects adjustments for $14.0 million and $10.6 million representing book overdrafts at December 31, 2017 and 2015.  We did not have material book overdrafts at December 31, 2016.

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

Goodwill––Goodwill represents the excess of cost over the fair value of net assets of acquired businesses.  Goodwill is not amortized, but instead is evaluated for impairment periodically.  The ARLP Partnership evaluates goodwill for impairment annually on November 30th, or more often if events or circumstances indicate that goodwill might be impaired.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  There were no impairments of goodwill during 2017 or 2016.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized.  Interest costs associated with major asset additions are capitalized during the construction period.  Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred.  Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Land, machinery and equipment under capital lease agreements are capitalized and amortized over the useful lives of the assets given that in each case, ownership transfers at the end of the lease term. Preparation plants and processing facilities are depreciated using the units-of-production method.  Other plant and equipment assets are depreciated principally using the straight-line method over the estimated useful lives of the assets, ranging from 1 to 22 years, limited by the remaining estimated life of each mine. Depreciable lives for the mining equipment range from 1 to 22 years. Depreciable lives for buildings, office equipment and improvements range from 1 to 24 years. Gains or losses arising from retirements are included in operating expenses. Depletable lives for mineral rights, assuming current production expectations, range from 1 to 22 years. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage, which equals estimated proven and probable reserves. Therefore, the ARLP Partnership's mineral rights are depleted based on only proven and probable reserves derived in accordance with Industry Guide 7.  At December 31, 2017 and 2016, land and mineral rights include $34.5 million and $34.4 million, respectively, representing the carrying value of coal reserves attributable to properties where the ARLP Partnership or a third-party to which the ARLP Partnership lease reserves are not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted.  The ARLP Partnership believes that the carrying value of these reserves will be recovered.  Our accounting for operating leases not currently capitalized is expected to change upon the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02") as discussed below under New Accounting Standards Issued and Not Yet Adopted.

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

Intangibles—Intangibles subject to amortization include contracts with covenants not to compete, customer contracts acquired from other parties and mining permits.  Intangibles other than customer contracts are amortized on a straight-line basis over their useful life.  Intangibles for customer contracts are amortized on a per unit basis over the terms of the contracts.  Amortization expense attributable to intangibles was $10.5 million, $18.1 million and $15.1 million for the years ending December 31, 2017, 2016 and 2015, respectively. The intangibles are included in Prepaid expenses and other assets,  Other long-term assets,  Other current liabilities and Other liabilities on our consolidated balance sheets at December 31, 2017 and 2016.  Our intangibles at December 31 are summarized as follows:

	December 31, 2017			December 31, 2016
		Accumulated	Intangibles,		Accumulated	Intangibles,
	Original Cost	Amortization	Net	Original Cost	Amortization	Net
	(in thousands)
Non-compete agreements	$9,697	$(7,378)	$2,319	$14,542	$(10,974)	$3,568
Customer contracts and other, net	48,970	(36,462)	12,508	54,978	(33,300)	21,678
Mining permits	1,500	(178)	1,322	1,500	(104)	1,396
Total	$60,167	$(44,018)	$16,149	$71,020	$(44,378)	$26,642

Amortization expense attributable to intangible assets is estimated as follows:

Year Ended December 31,	(in thousands)
2018	$6,918
2019	7,737
2020	391
2021	74
2022	74
Thereafter	955

Investments—Investments and ownership interests in which the ARLP Partnership does not have a controlling financial interest are accounted for under either the cost method of accounting if the ARLP Partnership does not have the ability to exercise significant influence over the entity, or under the equity method of accounting if the ARLP Partnership has the ability to exercise significant influence over the entity.

Historical cost is used to account for investments accounted for under the cost method and distributions received on those investments are recorded as income unless those distributions are considered a return on investment in which case the historical cost is reduced.  Our cost method investment includes Kodiak.  See Note 12 – Investments for further discussion of this cost method investment.

Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of the ARLP Partnership's investment and the underlying equity in the net assets of the joint venture at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference.  In the event the ARLP Partnership's ownership entitles it to a disproportionate sharing of income or loss, the ARLP Partnership's equity investment income or loss is allocated based on the hypothetical liquidation at book value ("HLBV") method of accounting.

Under the HLBV method, equity investment income or loss is allocated based on the difference between the ARLP Partnership's claim on the net assets of the equity method investee at the end and beginning of the period with consideration of certain eliminating entries regarding differences of accounting for various related-party transactions, after taking into account contributions and distributions, if any.  The ARLP Partnership's share of the net assets of the equity method investee is calculated as the amount it would receive if the equity method investee were to liquidate all of its assets at net book value and distribute the resulting cash to creditors, other investors and the ARLP Partnership according to the respective priorities. None of our current equity investments use the HLBV method. Our last use of this method was in 2015 for our equity method investment in White Oak Resources, LLC ("White Oak").

The ARLP Partnership's equity method investments include AllDale Minerals, LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II") (collectively "AllDale Minerals"),  both held by the ARLP Partnership's affiliate Cavalier Minerals JV, LLC ("Cavalier Minerals"), and additionally, the ARLP Partnership has an equity method investment in AllDale Minerals III, LP ("AllDale III") which is held through the ARLP Partnership's subsidiary, Alliance Minerals.   AllDale III, together with AllDale Minerals is considered the "AllDale Partnerships."  During 2015, the ARLP Partnership's equity method investments also included White Oak prior to the ARLP Partnership's acquisition of its remaining equity interests on July 31, 2015.  See Note 12 – Investments for further discussion of these equity method investments.  For discussion of the White Oak acquisition, see Note 3 – Acquisitions.  The ARLP Partnership reviews its investments and ownership interests accounted for under both the equity method of accounting and the cost method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other-than-temporary.

Advance Royalties, net—Rights to coal mineral leases are often acquired and/or maintained through advance royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as an asset, with amounts expected to be recouped within one year classified as a current asset. As mining occurs on these leases, the royalty prepayments are charged to operating expenses. The ARLP Partnership assesses the recoverability of royalty prepayments based on estimated future production. The ARLP Partnership has recorded a $6.1 million and $6.2 million allowance against these prepayments as of December 31, 2017 and 2016, respectively. Royalty prepayments estimated to be nonrecoverable are expensed. The ARLP Partnership's Advance royalties, net at December 31 are summarized as follows:

	2017	2016
	(in thousands)

Advance royalties, affiliates (see Note 18 – Related-Party Transactions)	$32,993	$19,820
Advance royalties, third-parties	11,177	10,759
Total advance royalties, net	$44,170	$30,579

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

Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are deferred and recorded in accumulated other comprehensive loss ("AOCL") until amortized as a component of net periodic benefit cost.  Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants' average remaining future years of service.

Workers' Compensation and Pneumoconiosis (Black Lung) Benefits— The ARLP Partnership is liable for workers' compensation benefits for traumatic injuries and benefits for black lung disease (or pneumoconiosis).  Both traumatic claims and pneumoconiosis benefits are covered through the ARLP Partnership's self-insured programs.  In addition, certain of the ARLP Partnership's mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis benefits to eligible employees and former employees and their dependents.

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

The ARLP Partnership's pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis obligation.  The ARLP Partnership's actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  Actuarial gains or losses are amortized over the remaining service period of active miners.  See Note 17 – Accrued Workers' Compensation and Pneumoconiosis Benefits for more information on Workers' Compensation and Pneumoconiosis Benefits.

Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer's analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, the ARLP Partnership estimates the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer. Historically, such adjustments have not been material. Non-coal sales revenues primarily consist of transloading fees, administrative service revenues, mine safety services and products, royalties and throughput fees earned from White Oak prior to July 31, 2015 as disclosed in Note 3 – Acquisitions, other coal contract fees and other handling and service fees.  Transportation revenues are recognized in connection with the ARLP Partnership incurring the corresponding costs of transporting coal to customers through third-party carriers for which it is directly reimbursed through customer billings.  As discussed below, the ARLP Partnership does not expect the new revenue recognition standard introduced by ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") will result in a material change to the ARLP Partnership's pattern of revenue recognition when it becomes effective.

Common Unit-Based Compensation—The ARLP Partnership has the ARLP Long-Term Incentive Plan ("ARLP LTIP") for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership.  The ARLP LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance based vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to review and approval of the compensation committee of our managing general partner ("Compensation Committee").  Vesting of all grants outstanding is subject to the satisfaction of certain financial tests, which management currently believes is  probable.  Grants issued to ARLP LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants. The ARLP Partnership accounts for forfeitures of non-vested LTIP grants as they occur. The ARLP Partnership expects to settle the non-vested ARLP LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy tax withholding obligations of the LTIP participants.  As provided under the distribution equivalent rights provisions of the ARLP LTIP and the terms of the ARLP LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or at the discretion of the Compensation Committee, in lieu of cash, phantom units credited to a bookkeeping account with value, equal to the cash distributions the ARLP Partnership makes to unitholders during the vesting period.

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

The ARLP Partnership utilizes the Supplemental Executive Retirement Plan ("SERP") to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of "phantom" ARLP units and SERP distributions will be settled in the form of ARLP common units.  The SERP is administered by the Compensation Committee.

Our directors participate in the AGP Amended and Restated Directors Annual Retainer and Deferred Compensation Plan ("AGP Deferred Compensation Plan"), and the directors of MGP participate in the MGP Amended and Restated Deferred Compensation Plan for Directors ("MGP Deferred Compensation Plan"), collectively referred to as "Deferred Compensation Plans"). Pursuant to the Deferred Compensation Plans, for amounts deferred either automatically or at the election of the director, a notional account is established and credited with notional common units of ARLP or AHGP, as appropriate, which are described in the Deferred Compensation Plans as "phantom" units.  Distributions from the Deferred Compensation Plans will be settled in the form of ARLP or AHGP common units.

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

Income Taxes— We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders.  Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income, as defined in Section 7704(c) of the Internal Revenue Code.  Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement.  Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.  Furthermore, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in our consolidated financial statements.  Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in our partnership is not available to us.  The ARLP Partnership's subsidiaries, ASI and Wildcat Insurance, are subject to federal and state income taxes.  A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.  The Tax Cuts and Jobs Act of 2017 signed into law on December 22, 2017 is not expected to have a material impact on our consolidated financial statements.

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

New Accounting Standards Issued and Adopted– In January 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04").  The ASU simplifies the subsequent measurement of goodwill by eliminating the need for an entity to determine the implied fair value of goodwill to calculate an impairment charge.  Under the new guidance an entity compares the fair value of the reporting unit containing the goodwill to its carrying value and records any excess carrying value as an impairment charge.  This new standard is applied prospectively and is effective for annual and interim periods beginning after December 15, 2019; however, early adoption is permitted. We have early adopted this new standard and will apply the guidance to any future goodwill impairment assessments.  The adoption of ASU 2017-04 did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09").  ASU 2016-09 simplifies the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, flexibility in the accounting for forfeitures and classification on the statement of cash flows.  ASU 2016-09 was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11").  ASU 2015-11 simplifies the subsequent measurement of inventory.  It replaces the current lower of cost or market test with the lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard was applied prospectively and was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted– In March 2017, the FASB issued ASU 2017-07, Compensation–Retirement Benefits (Topic 715) ("ASU 2017-07").  ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost.  It also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.  The new guidance will be applied retroactively to all periods presented.  ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  We do not anticipate ASU 2017-07 will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 which increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard's "capital" or "operating" classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.

We have developed an assessment team to determine the effect of adopting ASU 2016-02. As part of the assessment process, we have reached out to various business units to begin the education process regarding the new standard, compile a population of leases, and assess systems and internal controls. We continue to monitor closely the activities of the FASB and various non-authoritative groups with respect to implementation issues that could affect our evaluation.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01").  ASU 2016-01 will require entities to measure equity investments at fair value and recognize any changes in fair value in net income. The guidance removes the cost method of accounting for equity investments without a readily determinable fair value but  provides a new measurement alternative where entities may choose to measure those investments at cost, less any impairment, plus or minus any changes resulting from observable price changes in transactions for the same issuer.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not anticipate ASU 2016-01 will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the new standard is as follows:

An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

The ARLP Partnership developed an assessment team to determine the effect of adopting ASU 2014-09.  As part of the assessment process, the ARLP Partnership applied the five-step analysis outlined in the new standard to certain contracts representative of the majority of its coal sales contracts and determined that its pattern of recognition is consistent between both the new and existing standards. The ARLP Partnership has also reviewed the expanded disclosure requirements under the new standard and have determined the additional information to be disclosed.  In addition, the ARLP Partnership has reviewed its business processes, systems and internal controls over financial reporting to support the new recognition and disclosure requirements under the new standard.

We do not expect that the adoption of the new standard will have a material impact on our consolidated financial statements, but will require expanded disclosures including presenting, by type and by segment, revenues for all periods presented and expected revenues by year for performance obligations that are unsatisfied or partially unsatisfied as of the date of presentation.  We have elected the modified retrospective transition method which allows a cumulative effect adjustment to equity as of the date of adoption.  Because we do not anticipate a change in our pattern of revenue recognition, we anticipate that the transition will not have a material impact on our consolidated financial statements.

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

Prior to the Hamilton Acquisition Date, the ARLP Partnership accounted for its 40% interest in White Oak as an equity method investment (See Note 12 – Investments).  The acquisition date fair value of the previous equity interest was $121.2 million and is included in the measurement of the consideration transferred.  The ARLP Partnership re-measured its equity investment immediately prior to the Hamilton Acquisition using a discounted cash flow model which resulted in a loss of $52.3 million ("Re-measurement Loss") which is recorded in the line item Acquisition gain, net in our consolidated statements of income.  The assumptions used in the determination of the fair value include projected financial information, forward coal price curves, and a risk adjusted discount rate.  The assumptions used in this fair value measurement are not observable in active markets and therefore represents a Level 3 fair value measurement.

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

The goodwill recognized is attributable to expected synergies and operational cost reductions by using the ARLP Partnership's other owned facilities and reserves as well as utilizing the ARLP Partnership's centralized marketing, operations and administrative functions.  All of the goodwill has been allocated to the ARLP Partnership's Hamilton reporting unit included in the Illinois Basin segment.

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

The ARLP Partnership determined the fair value of cash and cash equivalents, trade receivables, prepaid expenses, advanced royalties, deposits, accounts payable, accrued expenses, and deferred revenue approximated White Oak's carrying value given the highly liquid and short-term nature of these assets and liabilities.  The ARLP Partnership determined the fair value of inventories, property, plant and equipment (inclusive of mineral interests), and mining permits using a market approach.  The market approach included the development of an entity-wide value using discounted cash flows and allocating the entity-wide value back to the underlying assets based on observed market prices.  The ARLP Partnership has recorded the fair value of the above- and below-market components of customer contracts acquired as assets and liabilities.  The ARLP Partnership determined these fair values through comparison of the terms in the contracts against projected coal prices.  The ARLP Partnership also evaluated the acquired asset retirement obligation to determine the cost to fulfill the obligation and applied an appropriate discount rate to determine the fair value.  The assumptions used in these fair value measurements are not observable in active markets and thus represent Level 3 fair value measurements.  The ARLP Partnership determined the fair value of the long-term debt acquired through comparison of similar debt instruments and interest rates in active markets, and thus the assumptions used for the long-term debt represent Level 2 fair value measurements.  (See Note 2 – Summary of Significant Accounting Policies – Fair Value Measurements for more information regarding fair value hierarchy levels.)

The amounts of revenue and earnings inclusive of the $22.5 million in net gains associated with the settlement of pre-existing relationships and the Re-Measurement Loss, both discussed above, included in our consolidated statement of income from the Hamilton Acquisition Date to the period ending December 31, 2015 are as follows:

(in thousands)

Revenue	$75,251
Net income	20,687

The following represents the pro forma revenue and net income as of  December 31, 2015 as if Hamilton had been included in the consolidated results of AHGP since January 1, 2015.  These amounts have been calculated after applying the ARLP Partnership's accounting.  Additionally, our results have been adjusted to remove the effect of the ARLP Partnership's equity investment in White Oak and the pre-existing relationships that it had in White Oak.

(in thousands)
Total revenues
As reported	$2,273,311
Pro forma	2,336,958

Net income
As reported	$304,158
Pro forma	293,206

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

On the Initial Closing Date, the ARLP Partnership's subsidiary, Alliance Coal acquired the rights to certain coal supply agreements from an affiliate of Patriot for approximately $21.0 million.  Of the $21.0 million purchase price, $9.3 million was paid into escrow subject to obtaining certain assignment consents.  In February 2015, $7.5 million of the escrowed amount was released to Patriot for a consent received and $1.8 million was returned to Alliance Coal as a result of a consent not received, reducing the ARLP Partnership's purchase price to $19.2 million.   The acquired agreements provided for delivery of a total of approximately 5.1 million tons of coal from 2015 through 2017.    Revenues generated by these contracts during 2015 were $130.5 million.

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

Intangible assets related to coal supply agreements, represented as "Customer contracts, net" in the table above are reflected in the Prepaid expenses and other assets line item in the ARLP Partnership's consolidated balance sheet at December 31, 2016.  Amortization expense is recognized based on the weighted-average term of the contracts, ranging from 1 to 3 years, on a per unit basis.

MAC

In March 2006, White County Coal and Alexander J. House entered into a limited liability company agreement to form MAC.  MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust.  White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC.  The ARLP Partnership's equity investment in MAC was  $1.6 million at December 31, 2014.  Effective on January 1, 2015, the ARLP Partnership purchased the remaining 50% equity interest in MAC from Mr. House for $5.5 million cash paid at closing.  In conjunction with the acquisition, the ARLP Partnership assumed $0.2 million of liabilities and $7.3 million in assets, net of cash acquired, including $4.2 million of goodwill which is reflected in Other and Corporate in the segment presentation (Note 21 – Segment Information) and is included in the Goodwill line item in our consolidated balance sheets.

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

The fair value of the assets was determined using a market approach and represents a Level 3 fair value measurement under the fair value hierarchy.  The fair value analysis was based on assumptions of marketability of coal properties in the current environment and the probability assessment of multiple sales scenarios based on observations of other mine sales.

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

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for asset impairments.

5.         INVENTORIES

Inventories consist of the following at December 31:

	2017	2016
	(in thousands)

Coal	$22,825	$29,242
Supplies (net of reserve for obsolescence of $5,149 and $4,940, respectively)	37,450	31,809
Total inventories, net	$60,275	$61,051

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for inventories.

6.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:

	2017	2016
	(in thousands)

Mining equipment and processing facilities	$1,847,037	$1,854,001
Land and mineral rights	449,152	439,236
Buildings, office equipment and improvements	310,167	304,696
Construction and mine development in progress	47,223	26,025
Mine development costs	280,609	297,030
Property, plant and equipment, at cost	2,934,188	2,920,988
Less accumulated depreciation, depletion and amortization	(1,457,532)	(1,335,145)
Total property, plant and equipment, net	$1,476,656	$1,585,843

At December 31, 2017 and 2016, there were no capitalized development costs associated with mines in the development phase.  All past capitalized development costs are associated with mines that shifted to the production phase and thus, these costs are being amortized.  The ARLP Partnership believes that the carrying value of the past development costs will be recovered.

Equipment leased by the ARLP Partnership under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization.  Equipment under capital leases totaling $140.9 million included in mining equipment is amortized on the straight-line method over the shorter of its useful life or the related lease term.  The provision for amortization of leased properties is included in depreciation, depletion and amortization expense.  Accumulated amortization related to the ARLP Partnership's capital leases was $55.6 million, $34.2 million and $7.1 million as of December 31, 2017, 2016 and 2015, respectively, and amortization expense was $24.9  million, $27.2 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. For information regarding long-lived asset impairments please see Note 4 – Long-Lived Asset Impairments.  See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for property, plant and equipment.

7.         LONG-TERM DEBT

Long-term debt consists of the following at December 31:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	2017	2016	2017	2016
	(in thousands)
ARLP Revolving Credit facility	$30,000	$255,000	$(7,356)	$(453)
ARLP Senior notes	400,000	—	(6,707)	—
ARLP Series B senior notes	—	145,000	—	(101)
ARLP Term loan	—	50,000	—	(126)
ARLP Securitization facility	72,400	100,000	—	—
	502,400	550,000	(14,063)	(680)
Less current maturities	(72,400)	(150,000)	—	126
Total long-term debt	$430,000	$400,000	$(14,063)	$(554)

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

The Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $494.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "ARLP Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "ARLP Term Loan").  The outstanding ARLP revolver balance and ARLP term loan balance under the Replaced Credit Agreement were considered advanced under the Credit Facility on January 27, 2017.   On April 3, 2017, the ARLP Partnership entered into an amendment to the ARLP Credit Agreement (the "ARLP Amendment") to (a) extend the termination date of the ARLP Revolving Credit Facility as to $461.25 million of the $494.75 million of commitments to May 23, 2021, (b) eliminate the Cavalier Condition and the Senior Notes Condition (both as defined in the ARLP Credit Agreement) and (c) effectuate certain other changes.  The ARLP Partnership incurred debt issuance costs in 2017 of $9.2 million in connection with the ARLP Credit Agreement.  These debt issuance costs are deferred and amortized as a component of interest expense over the term of the ARLP Credit Facility.

The ARLP Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.    The ARLP Term Loan principal balance of $50.0 million was paid in full in May 2017.

Borrowings under the ARLP Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The interest rate, with applicable margin, under the Credit Facility was 4.49% as of December 31, 2017.  At December 31, 2017, the ARLP Partnership had $8.1  million of letters of credit outstanding with $456.7 million available for borrowing under the ARLP Revolving Credit Facility. The ARLP Partnership currently incurs an annual commitment fee of 0.35% on the undrawn portion of the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The ARLP Credit Agreement contains various restrictions affecting the Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by the Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the ARLP Credit Agreement).  The ARLP Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership's ability to incur certain unsecured debt. See Note 10 – Variable Interest Entities for further discussion of restrictions on the cash available for distribution.  The ARLP Amendment raised the debt to cash flow ratio from 2.25 to 1.0 to 2.50 to 1.0 and also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The ARLP Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.91 to 1.0 and 16.1  to 1.0, respectively, for the trailing twelve months ended December 31, 2017.  The ARLP Partnership was in compliance with the covenants of the ARLP Credit Agreement as of December 31, 2017.

ARLP Series B Senior Notes.  On January 27, 2017, the Intermediate Partnership also amended the 2008 Note Purchase Agreement dated June 26, 2008, for $145.0 million of Series B Senior Notes which bore interest at 6.72% and were due to mature on June 26, 2018 with interest payable semi-annually (the "ARLP Series B Senior Notes").  The amendment provided for certain modifications to the terms and provisions of the ARLP Note Purchase Agreement, including granting liens on substantially all of the Intermediate Partnership's assets to secure its obligations under the ARLP Note Purchase Agreement on an equal basis with the obligations under the ARLP Credit Agreement.  The amendment also modified certain covenants to align them with the applicable covenants in the ARLP Credit Agreement.  As discussed below, we repaid the Series B Senior Notes in May 2017.

ARLP Senior Notes. On April 24, 2017, the Intermediate Partnership and Alliance Finance (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership, issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The ARLP Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on November 1, 2017.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem up to 35% of the aggregate principal amount of the ARLP Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the ARLP Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the ARLP Senior Notes.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem the Senior Notes at a redemption price equal to the principal amount of the ARLP Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the ARLP Senior Notes and cash on hand were used to repay the ARLP Revolving Credit Facility, ARLP Term Loan and ARLP Series B Senior Notes (including a make-whole payment of $8.1 million).  The ARLP Partnership incurred discount and debt issuance costs of $7.3 million in connection with issuance of the ARLP Senior Notes.  These costs are deferred and are currently being amortized as a component of interest expense over the Term.

ARLP Accounts Receivable Securitization. On December 5, 2014, certain direct and indirect wholly owned subsidiaries of the Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("ARLP Securitization Facility").  Under the ARLP Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The ARLP Securitization Facility bears interest based on a Eurodollar Rate.  In November 2017, the ARLP Partnership extended the term of the Securitization Facility to January 2018. It was renewed in January 2018 and now matures in January 2019.  At December 31, 2017, the ARLP Partnership had $72.4 million outstanding under the ARLP Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see Note 10 – Variable Interest Entities) entered into a credit agreement (the " Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II", the parent of ARH), (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6.0% with interest payable quarterly.  Repayment of the principal balance begins following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow.  The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of December 31, 2017,  Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

Other.  The ARLP Partnership has agreements with  a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and the ARLP Partnership's obligations for workers' compensation benefits.  At December 31, 2017, the ARLP Partnership had $5.0 million in letters of credit outstanding under this agreement.

Aggregate maturities of long-term debt are payable as follows:

Year Ended
December 31,	(in thousands)
2018	$72,400
2019	—
2020	—
2021	30,000
2022	—
Thereafter	400,000
$502,400

8.         FAIR VALUE MEASUREMENTS

The following table summarizes the ARLP Partnership's fair value measurements within the hierarchy not included elsewhere in these notes:

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	$—	$—	$6,800	$—	$—	$9,700

Additional disclosures:
Long-term debt	—	541,147	—	—	559,509	—
Total	$—	$541,147	$6,800	$—	$559,509	$9,700

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

The estimated fair value of the ARLP Partnership's contingent consideration arrangement is based on a probability-weighted discounted cash flow model. The assumptions in the model include a risk-adjusted discount rate, forward coal sale price curves, cost of debt and probabilities of meeting certain contractual threshold coal sales prices (See Note 3 – Acquisitions).  The decrease in fair value was primarily a result of changes in forward coal sale prices and is recorded in Operating expenses (excluding depreciation, depletion and amortization) in our consolidated income statement.  The fair value measurement is based on significant inputs not observable in active markets and thus represents a Level 3 fair value measurement under the fair value hierarchy.

9.         DISTRIBUTIONS OF AVAILABLE CASH

We distribute 100% of our available cash (including any held by our consolidated subsidiaries) within 50 days after the end of each quarter to unitholders of record. Available cash is generally defined in the partnership agreement as all cash and cash equivalents of AHGP and its subsidiaries on hand at the end of each quarter less reserves established by AGP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions.

Our cash generating assets currently consist entirely of our partnership interests in ARLP, from which we receive quarterly cash distributions.  At December 31, 2017, our assets consisted of the following partnership interests in ARLP: a 1.0001% general partner interest in the Intermediate Partnership, which we hold through our 100% indirect ownership interest in MGP; 87,188,338 common units of ARLP, representing approximately 66.7% of the common units of ARLP; and a 0.001% managing interest in Alliance Coal which we hold through our 100% indirect ownership interest in MGP.

The following table summarizes the quarterly per unit distribution paid during the respective quarter:

	Year
	2017	2016	2015
First Quarter	$0.5500	$0.9600	$0.9150
Second Quarter	$0.5500	$0.5500	$0.9375
Third Quarter	$0.7300	$0.5500	$0.9600
Fourth Quarter	$0.7350	$0.5500	$0.9600

On January 26, 2018, we declared a quarterly distribution of $0.7425 per unit, totaling approximately $45.1 million, which was paid on February 20, 2018, to all unitholders of record on February 13, 2018.

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

Contributions made from Alliance Minerals and Bluegrass Minerals to Cavalier Minerals for each period presented are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Alliance Minerals
Beginning cumulative commitment fulfilled	$137,077	$63,498	$11,520
Capital contributions - Cash	6,035	72,334	51,552
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	1,245	426
Ending cumulative commitment fulfilled	143,112	137,077	63,498
Remaining commitment	888	6,923	80,502
Total committed	$144,000	$144,000	$144,000

Bluegrass Minerals
Beginning cumulative commitment fulfilled	$5,712	$2,646	$480
Capital contributions - Cash	251	3,014	2,148
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	52	18
Ending cumulative commitment fulfilled	5,963	5,712	2,646
Remaining commitment	37	288	3,354
Total committed	$6,000	$6,000	$6,000

(1)	Represents distributions received from AllDale Minerals net of distributions reinvested and payments to Bluegrass Minerals for administration expense.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Alliance Minerals	$24,385	$4,546	$—
Bluegrass Minerals	1,016	189	—

Alliance Minerals' ownership interest in Cavalier Minerals at December 31, 2017 and 2016 was 96%.  The remainder of the equity ownership is held by Bluegrass Minerals.  The ARLP Partnership has consolidated Cavalier Minerals' financial results as it concluded that Cavalier Minerals is a VIE and the ARLP Partnership is the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually has both the power and the benefits related to Cavalier Minerals and the ARLP Partnership is most closely aligned with Cavalier Minerals through its substantial equity ownership.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in the consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in the consolidated statements of income.

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

These protective and participating rights did not provide the ARLP Partnership the ability to unilaterally direct any of the primary activities of White Oak that most significantly impacted its economic performance and thus, the ARLP Partnership was not the primary beneficiary for consolidation purposes.  Consequentially, the ARLP Partnership accounted for its Series A Units investment as an equity investment.  See Note 12 – Investments for further information.

The ARLP Partnership

ARLP is a publicly-traded master limited partnership (NASDAQ ticker "ARLP") created in 1999 to acquire certain coal production and marketing assets of ARH.  As of December 31, 2017, AHGP held directly and indirectly 66.7% of the limited partnership interests in ARLP in addition to a non-economic general partner interest in ARLP through its 100% indirect ownership of MGP.  The limited partners do not have substantive kick-out rights to remove the general partner nor do they have substantive participating rights in the activities of ARLP, therefore we determined that ARLP is a variable interest entity.  To determine the primary beneficiary of ARLP, we considered that AHGP, through its 100% indirect ownership of MGP, has the sole ability to direct the activities of ARLP and with its ownership of 66.7% limited partner interest in ARLP, has economic benefit that is significant to ARLP.  As a result we determined that AHGP has both the power and benefits with respect to ARLP and is therefore the primary beneficiary and consolidates the ARLP Partnership.

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

The noncontrolling interests balance is comprised of non-affiliate and affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate (See Note 2 – Summary of Significant Accounting Policies) and an affiliate ownership interest in Cavalier Minerals (See Note 10 – Variable Interest Entities).

The following table summarizes the components of noncontrolling interests recorded in Partners' Capital for the years indicated:

	December 31,	December 31,
	2017	2016
	(in thousands)
Noncontrolling interests reflected in Partners' Capital:
Affiliate (SGP)	$(303,817)	$(303,818)
Non-Affiliates (ARLP's non-affiliate limited partners)	876,451	836,380
Affiliate (Cavalier Minerals) (See Note 10 - Variable Interest Entities)	5,348	5,550
Accumulated other comprehensive loss attributable to noncontrolling interests	(17,120)	(21,990)
Total noncontrolling interests	$560,862	$516,122

The noncontrolling interest designated as Affiliate (SGP) represents SGP's limited partner interest in ARLP and, prior to the Exchange Transaction, SGP's 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership (See Note 1 – Organization and Presentation).

The noncontrolling interest designated as Non-Affiliates represents the limited partners' interest in ARLP controlled through the common unit ownership, excluding the 87,188,338 common units of ARLP held directly and indirectly by us (See Note 1 – Organization and Presentation).  The total obligation associated with ARLP's Long-Term Incentive Plan ("ARLP LTIP"), MGP Amended and Restated Deferred Compensation Plan for Directors ("MGP Deferred Compensation Plan") and the Supplemental Executive Retirement Plan ("SERP") are also included in the Non-Affiliates component of noncontrolling interest (See Note 14 – Compensation Plans).

The following table summarizes net income attributable to each component of the noncontrolling interests for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$27	$53	$33
Non-Affiliates (ARLP's non-affiliate limited partners)	115,680	150,426	92,840
Affiliates (Cavalier Minerals)	563	140	(27)
	116,270	150,619	92,846

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the years indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$26	$49	$67
Non-Affiliates (ARLP's non-affiliate limited partners) (1)	84,947	89,262	117,295
	$84,973	$89,311	$117,362

(1)	Distributions paid to noncontrolling interests, in the table above, represent ARLP's quarterly distributions in accordance with the ARLP Partnership agreement.

The Affiliate (SGP) component of noncontrolling interests represents SGP's cumulative investment basis in the net assets of the ARLP Partnership.  SGP's investment basis as of December 31, 2017 and 2016 reflects various transactions associated with the ARLP Partnership's formation and initial public offering in 1999, the cumulative amount of nominal ARLP income allocations and distributions to SGP, nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its general partner interests in the ARLP Partnership and nominal net income allocations related to SGP's new limited partner interests obtained in the Exchange Transaction (See Note 1 – Organization and Presentation).

12.       INVESTMENTS

AllDale Minerals

In November 2014, Cavalier Minerals (see Note 10 – Variable Interest Entities) was created to indirectly purchase, through its equity investments in AllDale Minerals, oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  In February 2017, Alliance Minerals, which is included in our Other and Corporate category (see Note 21 – Segment Information), committed to directly (rather than through Cavalier Minerals) invest $30.0 million in AllDale III which was created for similar investment purposes.  The ARLP Partnership accounts for their ownership interest in the income or loss of the AllDale Partnerships as equity method investments.  The ARLP Partnership record equity income or loss based on the AllDale Partnerships' individual distribution structures.  The changes in the ARLP Partnership's aggregate equity method investment in the AllDale Partnerships for each of the periods presented were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$138,817	$64,509	$11,257
Contributions	20,688	76,797	54,290
Equity investment income (loss)	13,860	3,543	(594)
Distributions received	(25,401)	(6,032)	(444)
Ending balance	$147,964	$138,817	$64,509

Kodiak

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  This structured investment provides the ARLP Partnership with a quarterly cash or payment-in-kind return.  The ARLP Partnership's ownership interests in Kodiak are senior to all other Kodiak equity interests and subordinate only to Kodiak's senior secured debt facility.  The ARLP Partnership account for their ownership interests in Kodiak as a cost method investment.  It is not practicable to estimate the fair value of the ALRP Partnership's investment in Kodiak because of the lack of a quoted market price for our ownership interests.  The changes in the ARLP Partnership's  investment in Kodiak for the year ended December 31, 2017 were as follows:

Year Ended December 31,
2017
(in thousands)
Beginning balance	$—
Contributions	100,000
Payment-in-kind distributions received	6,398
Ending balance	$106,398

White Oak

On September 22, 2011, the ARLP Partnership entered into a series of transactions ("Initial Transactions") with White Oak to support development of a longwall mining operation, which the ARLP Partnership assumed control of in July 2015 through the ARLP Partnership's acquisition of the remaining equity interests in White Oak (see Note 3 - Acquisitions).  The Initial Transactions featured several components, including an equity investment in White Oak, the acquisition and lease-back of certain coal reserves and surface rights, a loan and a coal handling and preparation agreement, pursuant to which the ARLP Partnership constructed and operated Hamilton's preparation plant and other surface facilities.  Prior to the Hamilton Acquisition, the ARLP Partnership recorded its previous equity investment income or loss from White Oak is reflected in the Illinois Basin reportable segment under the hypothetical liquidation at book value method of accounting due to the preferences to which the ARLP Partnership were entitled with respect to distributions.  See Note 10 – Variable Interest Entities regarding our determination to account for White Oak as an equity investment prior to the Hamilton Acquisition.

White Oak's results prior to the Hamilton Acquisition for the period from January 1, 2015 to July 31, 2015 are summarized as follows:

January 1, 2015
to July 31, 2015
(in thousands)

Total revenues	$108,256
Gross loss	(2,919)
Loss from operations	(38,148)
Net loss	(69,075)

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for equity investments.

13.       EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The ARLP Partnership's eligible employees currently participate in a defined contribution profit sharing and savings plan ("PSSP") that it sponsors.  The PSSP covers all regular full-time employees.  PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation.  The ARLP Partnership makes matching contributions based on a percent of an employee's eligible compensation and also makes an additional non-matching contribution.  The ARLP Partnership's contribution expense for the PSSP was approximately $18.7 million, $18.2 million and $22.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Defined Benefit Plan—Eligible employees at certain of the ARLP Partnership's mining operations participate in a defined benefit plan (the "Pension Plan") that it sponsors. The Pension Plan is currently closed to new applicants and effective January 31, 2017, participants within the Pension Plan are no longer receiving benefit accruals for service.  The amendment did not materially affect pension benefits accrued prior to January 31, 2017.   All participants can participate in enhanced benefits provisions under the PSSP.  The benefit formula for the Pension Plan is a fixed-dollar unit based on years of service.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2017 and 2016 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2017 and 2016, respectively:

	2017	2016
	(dollars in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$113,482	$107,476
Service cost	—	2,205
Interest cost	4,587	4,493
Actuarial loss	13,501	901
Benefits paid	(4,272)	(3,091)
Plan amendments	—	1,498
Benefit obligations at end of year	127,298	113,482

Change in plan assets:
Fair value of plan assets at beginning of year	71,412	68,445
Employer contribution	2,971	2,608
Actual return on plan assets	11,870	3,450
Benefits paid	(4,272)	(3,091)
Fair value of plan assets at end of year	81,981	71,412
Funded status at the end of year	$(45,317)	$(42,070)

Amounts recognized in balance sheet:
Non-current liability	$(45,317)	$(42,070)

Amounts recognized in accumulated other comprehensive income consists of:
Prior service cost	$(1,312)	$(1,498)
Net actuarial loss	(41,979)	(38,424)
	$(43,291)	$(39,922)

Weighted-average assumptions to determine benefit obligations as of December 31,
Discount rate	3.54%	4.06%
Expected rate of return on plan assets	7.00%	7.00%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	4.06%	4.27%
Expected return on plan assets	7.00%	7.50%

The actuarial loss component of the change in benefit obligation in 2017 was primarily attributable to a decrease in the discount rate compared to December 31, 2016 and updated retirement and withdrawal rates, offset in part by improved life expectancies.  The actuarial loss component of the change in benefit obligation in 2016 was primarily attributable to a decrease in the discount rate compared to December 31, 2015, offset in part by improved life expectancies and updated retirement and withdrawal rate estimates.

The expected long-term rate of return used to determine the pension liability is based on a  1.5% active management premium in addition to an asset allocation assumption of:

Asset allocation
As of December 31, 2017	assumption
Equity securities	62%
Fixed income securities	33%
Real estate	5%
100%

The actual return on plan assets was 18.0% and 5.9% for the years ended December 31, 2017 and 2016, respectively.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Components of net periodic benefit cost:
Service cost	$—	$2,205	$2,473
Interest cost	4,587	4,493	4,296
Expected return on plan assets	(4,978)	(5,138)	(5,590)
Amortization of prior service cost	186	—	—
Amortization of net loss	3,054	2,952	3,354
Net periodic benefit cost	$2,849	$4,512	$4,533

	2017	2016
	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive loss:
Prior service cost	$—	$(1,498)
Net actuarial loss	(6,610)	(2,589)
Reversal of amortization item:
Prior service cost	186	—
Net actuarial loss	3,054	2,952
Total recognized in accumulated other comprehensive loss	(3,370)	(1,135)
Net periodic benefit cost	(2,849)	(4,512)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(6,219)	$(5,647)

Estimated future benefit payments as of December 31, 2017 are as follows:

Year Ended
December 31,	(in thousands)

2018	$4,238
2019	4,651
2020	5,053
2021	5,420
2022	5,696
2023-2027	32,329
$57,387

The ARLP Partnership expects to contribute $3.8 million to the Pension Plan in 2018.  The estimated net actuarial loss and prior service cost for the Pension Plan that will be amortized from AOCL into net periodic benefit cost during the 2018 fiscal year is $3.8 million and $0.2 million, respectively.

The Compensation Committee has appointed an investment manager with full investment authority with respect to Pension Plan investments subject to investment guidelines and compliance with ERISA or other applicable laws. The investment manager employs a series of asset allocation strategy phases to glide the portfolio risk commensurate with both plan characteristics and market conditions.  The objective of the allocation policy is to reach and maintain fully funded status.  The total portfolio allocation will be adjusted as the funded ratio of the Pension Plan changes and market conditions warrant.  The target allocation includes investments in equity and fixed income commingled investment funds.  Total account performance is reviewed at least annually, using a dynamic benchmark approach to track investment performance.  General asset allocation guidelines at December 31, 2017 are as follows:

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

The following information discloses the fair values of the Pension Plan assets, by asset category, for the periods indicated:

	December 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents (a)	$1,439	$1,137

Commingled investment funds measured at net asset value (b):
Equities - U.S. large-cap	26,031	21,082
Equities - U.S. small-cap	6,120	6,531
Equities - International developed markets	15,015	11,074
Equities - International emerging markets	6,528	4,614
Fixed income - Investment grade	13,546	16,823
Fixed income - High yield	4,325	4,543
Real estate	3,754	4,259
Other	5,223	1,349
Total	$81,981	$71,412

(a)

Cash and cash equivalents represents a Level 1 fair value measurement. See Note 2 – Summary of Significant Accounting Policies – Fair Value Measurements for more information regarding the definitions of fair value hierarchy levels.

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

14.       COMPENSATION PLANS

ARLP Long-Term Incentive Plan

The ARLP Partnership has the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership.  The ARLP LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance based vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to review and approval of the MGP Compensation Committee.  Vesting of all grants outstanding is subject to the satisfaction of certain financial tests, which management currently believes is probable.  Grants issued to ARLP LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants. The ARLP Partnership accounts for forfeitures of non-vested LTIP grants as they occur. The ARLP Partnership expects to settle the non-vested ARLP LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy tax withholding obligations of LTIP participants.  As provided under the distribution equivalent rights ("DERs") provisions of the ARLP LTIP and the terms of the ARLP LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or, at the discretion of the MGP Compensation Committee, in lieu of cash, phantom units credited to a bookkeeping account with value, equal to the cash distributions we make to unitholders during the vesting period.

A summary of non-vested ARLP LTIP grants as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2015	843,340	$37.16	$36,306
Granted	303,165	37.18
Vested (1)	(202,778)	38.85
Forfeited	(3,934)	36.49
Non-vested grants at December 31, 2015	939,793	36.80	12,678
Granted	960,992	12.38
Vested (1)	(284,272)	31.51
Forfeited	(11,765)	26.39
Non-vested grants at December 31, 2016	1,604,748	23.19	36,027
Granted	475,310	23.17
Vested (1)	(350,516)	40.73
Forfeited	(35,516)	20.01
Non-vested grants at December 31, 2017	1,694,026	19.62	33,372

(1)

During the years ended December 31, 2017, 2016 and 2015, the ARLP Partnership issued 222,011,  176,319 and 128,150, respectively, unrestricted common units to the ARLP LTIP participants.  The remaining vested units were settled in cash to satisfy the individual statutory minimum tax obligations of the ARLP LTIP participants.

For the years ended December 31, 2017, 2016 and 2015, ARLP LTIP expense was $11.0 million, $12.7 million and $11.2 million, respectively.  The total obligation associated with the ARLP LTIP as of December 31, 2017 and 2016 was $21.8 million and $25.1 million, respectively, and is included in Noncontrolling interests line item in our consolidated balance sheets.  As of December 31, 2017, there was $11.4 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.1  years.

On January 24, 2018, the MGP Compensation Committee determined that the vesting requirements for the 2015 grants of 290,706 restricted units (which was net of 12,459 forfeitures) had been satisfied as of January 1, 2018.  As a result of this vesting, on February 8, 2018, the ARLP Partnership issued 191,858 unrestricted common units to the ARLP LTIP participants.  The remaining units were settled in cash to satisfy tax withholding obligations of the ARLP LTIP participants.  On January 24, 2018, the MGP Compensation Committee also authorized additional grants of 526,305 restricted units, of which 511,305 units were granted.

After consideration of the January 1, 2018 vesting and subsequent issuance of 191,858 common units, approximately 2.1 million units remain available under the ARLP LTIP for issuance in the future, assuming all grants issued in 2018, 2017 and 2016 and currently outstanding are settled with ARLP common units, without reduction for tax withholding, and no future forfeitures occur and DERs continue being paid in cash versus additional phantom units.

AHGP Long-Term Incentive Plan

We have also adopted a Long-Term Incentive Plan (the "AHGP LTIP") for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are "phantom" units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000.  There have been no grants under the AHGP LTIP as of December 31, 2017.

Supplemental Executive Retirement Plan and Directors Deferred Compensation Plans

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

A summary of SERP and MGP Deferred Compensation Plan activity as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2015	368,981	$34.02	$15,885
Granted	60,160	21.38
Phantom units outstanding as of December 31, 2015	429,141	32.25	5,789
Granted	74,799	16.31
Issued	(9,922)	33.76
Phantom units outstanding as of December 31, 2016	494,018	29.77	11,091
Granted	67,766	20.38
Phantom units outstanding as of December 31, 2017	561,784	28.64	11,067

Total SERP and MGP Deferred Compensation Plan expense was $1.4 million, $1.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017 and 2016, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $16.1 million and $14.7 million, respectively, and is included in Noncontrolling interests line item in our consolidated balance sheet.    On February 8, 2018, the ARLP Partnership issued 7,181 ARLP common units to a participant under the SERP.  Units issued to this participant were net of units settled in cash to satisfy tax withholding obligations.

A summary of the AGP Deferred Compensation Plan activity as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2015	19,376	$53.96	$1,182
Granted	5,478	40.87
Issued	(3,167)	55.83
Phantom units outstanding as of December 31, 2015	21,687	50.38	438
Granted	11,383	19.15
Issued	(6,958)	50.73
Phantom units outstanding as of December 31, 2016	26,112	36.67	734
Granted	2,168	27.28
Issued	(4,357)	39.18
Phantom units outstanding as of December 31, 2017	23,923	35.36	641

Total AGP Deferred Compensation Plan expense was $0.1 million for the year ended December 31, 2017 and $0.2 million in each of the years ended December 31, 2016 and 2015.  The total obligation associated with the AGP Deferred Compensation Plan as of December 31, 2017 and 2016 was $0.8 million and $1.0 million, respectively, and is included in Limited partners – Common Unitholders line item in our consolidated balance sheets.

On February 20, 2018, we provided 9,851  AHGP common units to an AGP director under the AGP Deferred Compensation Plan.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for unit-based compensation.

15.       SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash Paid For:
Interest	$31,692	$29,274	$30,438
Income taxes	$210	$10	$21

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$15,636	$8,232	$12,634
Assets acquired by capital lease	$—	$37,089	$99,543
Market value of ARLP common units vested in ARLP's Long-Term Incentive Plan and Directors Deferred Compensation Plan before minimum statutory tax withholding requirements	$8,149	$3,642	$7,389
Acquisition of businesses:
Fair value of assets assumed, net of cash acquired	$—	$1,011	$519,384
Contingent consideration	—	—	(20,907)
Settlement of pre-existing relationships	—	—	(124,379)
Previously held equity-method investment	—	—	(122,764)
Cash paid, net of cash acquired	—	(1,011)	(74,953)
Fair value of liabilities assumed	$—	$—	$176,381

16.       ASSET RETIREMENT OBLIGATIONS

The majority of the ARLP Partnership's operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards.  These regulations require, among other things, restoration of property in accordance with specified standards and an approved reclamation plan.

The following table presents the activity affecting the asset retirement and mine closing liability:

	Year Ended December 31,
	2017	2016
	(in thousands)

Beginning balance	$125,701	$123,685
Accretion expense	3,793	3,769
Payments	(1,046)	(379)
Allocation of liability associated with acquisitions, mine development and change in assumptions	2,152	(1,374)
Ending balance	$130,600	$125,701

For the year ended December 31, 2017, the allocation of liability associated with acquisition, mine development and change in assumptions was a net increase of $2.2 million.  This increase was attributable to the net impact of increased expansion and disturbances of refuse sites primarily at the Hamilton and River View mines, offset in part by overall changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuations in projected mine life estimates.

For the year ended December 31, 2016, the allocation of liability associated with acquisition, mine development and change in assumptions was a net decrease of $1.4 million.  This decrease was primarily attributable to the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuations in projected mine life estimates, offset in part by increased expansion and disturbances of refuse sites primarily at the Warrior and Gibson County Coal mines.

The impact of discounting the ARLP Partnership's estimated cash flows resulted in reducing the accrual for asset retirement obligations by $114.0 million and $110.7 million at December 31, 2017 and 2016, respectively. Estimated payments of asset retirement obligations as of December 31, 2017 are as follows:

Year Ended
December 31,	(in thousands)

2018	$3,850
2019	454
2020	433
2021	—
2022	1,256
Thereafter	238,604
Aggregate undiscounted asset retirement obligations	244,597
Effect of discounting	(113,997)
Total asset retirement obligations	130,600
Less: current portion	(3,850)
Asset retirement obligations	$126,750

Federal and state laws require bonds to secure the obligations to reclaim lands used for mining and are typically renewable on a yearly basis.  As of December 31, 2017 and 2016, the ARLP Partnership had approximately $172.9 million and $171.8 million, respectively, in surety bonds outstanding to secure the performance of its reclamation obligations.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for asset retirement obligations.

17.       ACCRUED WORKERS' COMPENSATION AND PNEUMOCONIOSIS BENEFITS

The ARLP Partnership provides income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  Workers' compensation laws also compensate survivors of workers who suffer employment related deaths.  Certain of the ARLP Partnership's mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay benefits for black lung disease (or pneumoconiosis) to eligible employees and former employees and their dependents. Both pneumoconiosis and traumatic claims are covered through its self-insured programs.

The following is a reconciliation of the changes in workers' compensation liability (including current and long-term liability balances) at December 31, 2017 and 2016:

	2017	2016
	(in thousands)

Beginning balance	$48,131	$54,558
Accruals increase	17,066	10,450
Payments	(10,769)	(10,415)
Interest accretion	1,681	1,967
Valuation gain	(1,670)	(8,429)
Ending balance	$54,439	$48,131

The discount rate used to calculate the estimated present value of future obligations for workers' compensation was 3.22%,  3.52% and 3.63% at December 31, 2017, 2016 and 2015, respectively.

The 2017 valuation gain was primarily attributable to favorable changes in claims development partially offset by the decrease in the discount rate used to calculate the estimated present value of future obligations.  The 2016 valuation gain was primarily attributable to favorable changes in claims development partially offset by the decrease in the discount rate used to calculate the estimated present value of future obligations.

As of December 31, 2017 and 2016, the ARLP Partnership had $89.2 million and $89.1 million, respectively, in surety bonds and letters of credit outstanding to secure workers' compensation obligations.

The ARLP Partnership limits its exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for the particular claim year have been met. The workers' compensation liability above is presented on a gross basis and does not include expected receivables on the ARLP Partnership insurance policy. Receivables for traumatic injury claims under this policy as of December 31, 2017 are $9.0 million and are included in Other long-term assets on our consolidated balance sheet.

The following is a reconciliation of the changes in pneumoconiosis benefit obligations at December 31, 2017 and 2016:

	2017	2016
	(in thousands)

Benefit obligations at beginning of year	$64,988	$61,693
Service cost	2,255	2,578
Interest cost	2,555	2,506
Actuarial loss	7,938	205
Benefits and expenses paid	(2,877)	(1,994)
Benefit obligations at end of year	$74,859	$64,988

The following is a reconciliation of the changes in the pneumoconiosis benefit obligation recognized in AOCL for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)

Net actuarial loss	$(7,938)	$(205)	$(750)
Reversal of amortization item:
Net actuarial gain	(2,092)	(2,643)	(451)
Total recognized in accumulated other comprehensive loss	$(10,030)	$(2,848)	$(1,201)

The discount rate used to calculate the estimated present value of future obligations for pneumoconiosis benefits was 3.49%,  3.97% and 4.16% at December 31, 2017, 2016 and 2015, respectively.

	2017	2016	2015
	(in thousands)
Amount recognized in accumulated other comprehensive loss consists of:
Net actuarial loss (gain)	$8,648	$(1,382)	$(4,230)

The actuarial loss component of the change in benefit obligations in 2017 was primarily attributable to the decrease in the discount rate used to calculate the estimated present value of the future obligations, an increase in the assumed future medical benefits, and closure of a state fund which historically shared indemnity costs on state pneumoconiosis claims.  The actuarial loss component of the change in benefit obligations in 2016 was primarily attributable to the decrease in the discount rate used to calculate the estimated present value of the future obligations which was partially offset by favorable claims development changes.

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for pneumoconiosis and workers' compensation benefits at December 31, 2017 and 2016:

	2017	2016
	(in thousands)

Workers' compensation claims	$54,439	$48,131
Pneumoconiosis benefit claims	74,859	64,988
Total obligations	129,298	113,119
Less current portion	(10,729)	(9,897)
Non-current obligations	$118,569	$103,222

Both the pneumoconiosis benefit and workers' compensation obligations were unfunded at December 31, 2017 and 2016.

The pneumoconiosis benefit and workers' compensation expense consists of the following components for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)

Service cost	$2,255	$2,578	$3,081
Interest cost	2,555	2,506	2,094
Net amortization	(2,092)	(2,643)	(451)
Total pneumoconiosis expense	2,718	2,441	4,724
Workers' compensation expense	12,215	9,063	9,759
Total expense	$14,933	$11,504	$14,483

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for workers' compensation and pneumoconiosis benefits.

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

Affiliate Contributions—An affiliated entity controlled by Mr. Craft contributed $1.0 million in each of the years ended December 31, 2017 and 2016 and $1.5 million in the year ended December 31, 2015 to us for the purpose of funding certain of the ARLP Partnership's general and administrative expenses.  Upon our receipt of each contribution, we contributed the same to our subsidiary and ARLP's managing general partner, MGP, which in turn contributed the same to Alliance Coal.  The ARLP Partnership made special allocations to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

White Oak—On September 22, 2011, the ARLP Partnership entered into the Initial Transactions (See Note 12 – Investments) with White Oak and related entities to support development of a longwall mining operation.  The Initial Transactions and subsequent transactions with White Oak involved several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and lease-back of certain reserves and surface rights which generated royalties of $11.4 million in 2015, a coal handling and services agreement which generated throughput revenues of $28.2 million in 2015, a coal supply agreement, export marketing and transportation agreements and certain debt agreements.  On July 31, 2015, the ARLP Partnership purchased the remaining equity interests in White Oak.   See Note 3 – Acquisitions for a detailed discussion of this acquisition.

In addition to the agreements discussed above, White Oak also had agreements with the ARLP Partnership's subsidiaries for the purchase of various services and products, including for coal handling services provided by the Mt. Vernon transloading facility.  For the year ended December 31, 2015 the ARLP Partnership recorded revenues of $4.6 million for services and products provided by Mt. Vernon and Matrix Design to White Oak, which are included in Other sales and operating revenues on our consolidated statements of income.

Affiliate Royalty Agreements

The following table summarizes advanced royalties outstanding and related payments and recoupments under the ARLP Partnership's affiliate royalty agreements:

		WKY CoalPlay
		Towhead	Webster	Henderson	WKY
	SGP	Coal	Coal	Coal	CoalPlay
		Henderson			Henderson
	Tunnel	& Union	Webster	Henderson	& Union
	Ridge	Counties, KY	County, KY	County, KY	Counties, KY	Total
	Acquired	Acquired	Acquired	Acquired	Acquired
	2005	December 2014	December 2014	December 2014	February 2015
	(in thousands)
As of January 1, 2015	$10,706	$—	$—	$—	$—	$10,706
Payments	3,000	3,598	2,568	2,522	2,131	13,819
Recoupment	(8,293)	—	(42)	—	—	(8,335)
As of December 31, 2015	5,413	3,598	2,526	2,522	2,131	16,190
Payments	3,000	3,598	2,568	2,522	2,131	13,819
Recoupment	(8,413)	(1)	(1,775)	—	—	(10,189)
As of December 31, 2016	—	7,195	3,319	5,044	4,262	19,820
Payments	6,000	3,598	2,568	2,522	2,131	16,819
Recoupment	(3,000)	(109)	(531)	—	(6)	(3,646)
As of December 31, 2017	$3,000	$10,684	$5,356	$7,566	$6,387	$32,993

SGP—In January 2005, the ARLP Partnership acquired Tunnel Ridge from ARH.  In connection with this acquisition, the ARLP Partnership assumed a coal lease with SGP.  Under the terms of the lease, Tunnel Ridge has paid SGP and will continue to pay SGP an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal.  In December 2016, Tunnel Ridge had recouped all past annual advances and made the first earned royalty payment to SGP, which was nominal.  During 2017, Tunnel Ridge incurred $7.2 million in earned royalties of which $0.8 million was payable to SGP in January 2018 and paid its annual minimum of $3.0 million to SGP in January 2017 which was fully recouped by March 2017.  Tunnel Ridge also paid the $3.0 million annual minimum due on January 1, 2018 in late December 2017 which will be fully recouped by March 2018.

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

SGP Land—In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining was required to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments had been paid.  The cumulative annual minimum lease requirement of $6.0 million was met in 2015.  MC Mining paid to SGP Land earned royalties of $0.6 million in each of the years ended December 31, 2017 and 2016 and $1.9 million in the year ended December 31, 2015.

Cavalier Minerals–– As discussed in Note 10 – Variable Interest Entities, Alliance Minerals has a limited partnership interest in Cavalier and consolidates Cavalier Minerals which holds limited partner interests in the AllDale Minerals entities, which were created to purchase oil and gas mineral interests in various geographical locations within producing basins in the continental U.S.  See Note – 12 Investments for information on payments made and distributions received by the ARLP Partnership.

Mineral Lending––See Note 7 – Long-Term Debt for discussion of the Cavalier Credit Agreement and Mineral Lending.

19.       COMMITMENTS AND CONTINGENCIES

Commitments—The ARLP Partnership leases buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals.  The ARLP Partnership also has a noncancelable lease with SGP and a noncancelable lease with a third party for equipment under a capital lease obligation.  In 2015, the ARLP Partnership acquired equipment and other assets under operating and capital lease agreements as a result of the Hamilton and Patriot acquisitions (See Note 3 – Acquisitions).  Future minimum lease payments are as follows:

		Other Operating Leases
	Capital
Year Ending December 31,	Lease	Affiliate	Others	Total
	(in thousands)

2018	$32,378	$240	$9,827	$10,067
2019	48,953	—	5,826	5,826
2020	8,866	—	1,366	1,366
2021	966	—	—	—
2022	917	—	—	—
Thereafter	—	—	—	—
Total future minimum lease payments	$92,080	$240	$17,019	$17,259
Less: amount representing interest	(6,376)
Present value of future minimum lease payments	85,704
Less: current portion	(28,613)
Long-term capital lease obligation	$57,091

Rental expense (including rental expense incurred under operating lease agreements) was $16.1 million, $17.0 million and $11.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Contractual Commitments— In connection with planned capital projects, the ARLP Partnership has contractual commitments of approximately $64.3 million at December 31, 2017.  As of December 31, 2017, the ARLP Partnership had $1.3 million in commitments to purchase coal from external production sources in 2018.

In February 2017, Alliance Minerals committed to invest $30.0 million in AllDale III.  As of December 31, 2017, Alliance Minerals had a remaining commitment to AllDale III of $15.6 million.  For more information on Alliance Minerals and AllDale III, see Note 12 – Investments.

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

Other— Effective October 1, 2017, the ARLP Partnership renewed its annual property and casualty insurance program.  The ARLP Partnership's property insurance was procured from its wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of the ARLP Partnership's subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market.  The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75,  90 or 120 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  The ARLP Partnership can make no assurances that it will not experience significant insurance claims in the future that could have a material adverse effect on its business, financial condition, results of operations and ability to purchase property insurance in the future.

20.       CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The ARLP Partnership has significant long-term coal supply agreements, some of which contain prospective price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, in the infrequent circumstance when the coal is sold other than free on board the mine, changes in transportation rates. For the year ended December 31, 2017, the ARLP Partnership had no customer from which total revenues including transportation revenues were at least ten percent of its total revenues, therefore considered to be a major customer.  For the years ended December 31, 2016 and 2015, the Illinois Basin and Appalachia segments as well as Other and Corporate had total revenues from major customers as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)

Customer A	$253,465	$343,483
Customer B	241,255	305,048
Customer C	265,642	312,150

Trade accounts receivable from these customers totaled approximately $42.5 million and $48.4 million at December 31, 2016 and 2015, respectively.  The ARLP Partnership's bad debt experience has historically been insignificant.  Financial conditions of the ARLP Partnership's customers could result in a material change to its bad debt expense in future periods.  The coal supply agreements with these major customers expire in 2018 for customer A, and 2020 for customers B and C.

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal's Dotiki mining complex, (b) Gibson County Coal's mining complex, which includes the Gibson North (currently idled) and Gibson South mines (c) Warrior's mining complex (d)  River View's mining complex and (e) the Hamilton mining complex.  The Gibson North mine was idled in the fourth quarter of 2015 in response to market conditions but is expected to resume production in 2018.

The Illinois Basin reportable segment also includes White County Coal's Pattiki mining complex, Hopkins County Coal's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree's mining complex, which includes the Onton mine, Steamport and certain reserves, CR Services, CR Machine Shop, certain properties and equipment of Alliance Resource Properties, ARP Sebree, ARP Sebree South and UC Coal and its subsidiaries, UC Mining and UC Processing.  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  The Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.  UC Coal equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

The Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex and the MC Mining mining complex.  The Mettiki mining complex includes Mettiki Coal (WV)'s Mountain View mine and Mettiki (MD's) preparation plant.

Other and Corporate includes marketing and administrative activities, ASI and its subsidiaries, Matrix Design and Alliance Design Group, LLC (collectively Matrix Design and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, the Mt. Vernon dock activities, Alliance Coal's  coal brokerage activity, MAC (see Note 3 – Acquisitions), certain of Alliance Resource Properties' land and mineral interest activities, Pontiki's prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, Alliance Minerals, and its affiliate, Cavalier Minerals (see Note 10 – Variable Interest Entities), both of which hold equity investments in various AllDale Partnerships  (see Note 12 – Investments), AROP Funding, the ARLP Partnership's new subsidiary formed March 30, 2017, Alliance Finance  (both discussed in Note 7 – Long-Term Debt). On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak (see Note 12 – Investments).

Reportable segment results as of and for the years ended December 31, 2017, 2016 and 2015 are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Year Ended December 31, 2017

Revenues - Outside	$1,059,381	$623,720	$112,740	$—	$1,795,841
Revenues - Intercompany	56,097	2,321	15,924	(74,342)	—
Total revenues (2)	1,115,478	626,041	128,664	(74,342)	1,795,841

Segment Adjusted EBITDA Expense (3)	688,468	385,802	83,490	(65,573)	1,092,187
Segment Adjusted EBITDA (4)	391,426	234,124	65,431	(8,769)	682,212
Total assets	1,429,078	470,892	508,317	(187,036)	2,221,251
Capital expenditures	94,252	48,358	2,478	—	145,088

Year Ended December 31, 2016

Revenues - Outside	$1,275,543	$541,108	$114,372	$—	$1,931,023
Revenues - Intercompany	61,617	3,806	17,752	(83,175)	—
Total revenues (2)	1,337,160	544,914	132,124	(83,175)	1,931,023

Segment Adjusted EBITDA Expense (3)	761,644	346,712	89,594	(72,313)	1,125,637
Segment Adjusted EBITDA (4)	552,284	191,487	45,909	(10,862)	778,818
Total assets	1,460,924	480,745	408,798	(152,780)	2,197,687
Capital expenditures (5)	52,505	36,213	2,338	—	91,056

Year Ended December 31, 2015

Revenues - Outside	$1,527,596	$584,962	$160,753	$—	$2,273,311
Revenues - Intercompany	108,621	11,337	19,869	(139,827)	—
Total revenues (2)	1,636,217	596,299	180,622	(139,827)	2,273,311

Segment Adjusted EBITDA Expense (3)	961,611	398,071	153,720	(127,247)	1,386,155
Segment Adjusted EBITDA (4)	604,808	186,518	25,767	(12,580)	804,513
Total assets	1,694,044	517,972	269,047	(114,547)	2,366,516
Capital expenditures (5)	145,352	61,279	6,166	—	212,797

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

(3)

Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to the ARLP Partnership's customers and consequently it does not realize any gain or loss on transportation revenues.  We review Segment Adjusted EBITDA Expense per ton for cost trends.  Results presented for Segment Adjusted EBITDA Expense for the years ended December 31, 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Segment Adjusted EBITDA Expense	$1,092,187	$1,125,637	$1,386,155
Outside coal purchases	—	(1,514)	(327)
Other income	2,980	725	955
Operating expenses (excluding depreciation, depletion and amortization)	$1,095,167	$1,124,848	$1,386,783

(4)

Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, asset impairment, net acquisition gain, debt extinguishment loss and general and administrative expenses.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership's revenues and operating expenses, which are primarily controlled by our segments. Results presented for Segment Adjusted EBITDA for the years ended December 31, 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization). Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Consolidated Segment Adjusted EBITDA	$682,212	$778,818	$804,513
General and administrative	(63,331)	(75,087)	(69,076)
Depreciation, depletion and amortization	(268,981)	(336,509)	(323,983)
Asset impairment	—	—	(100,130)
Interest expense, net	(39,283)	(30,655)	(29,693)
Acquisition gain, net	—	—	22,548
Debt extinguishment loss	(8,148)	—	—
Income tax (expense) benefit	(211)	(14)	(21)
Net income	$302,258	$336,553	$304,158

(5)

Capital expenditures shown above exclude the Hamilton Acquisition on July 31, 2015, the Patriot acquisition on February 3, 2015, the MAC acquisition on January 1, 2015 and the payment for acquisition of customer contracts in 2016 (see consolidated statements of cash flows).

.

22.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results in 2017 and 2016 is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017 (1)	2017	2017
	(in thousands, except unit and per unit data)

Revenues	$461,005	$398,619	$453,087	$483,130
Income from operations	107,043	78,279	64,342	76,998
Income before income taxes	104,550	62,877	60,947	74,095
Net income of AHGP	55,011	42,583	39,122	49,272

Basic and diluted net income per limited partner unit	$0.92	$0.71	$0.65	$0.82

Weighted-average number of units outstanding – basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(in thousands, except unit and per unit data)

Revenues	$412,725	$439,041	$551,966	$527,291
Income from operations	54,428	89,280	95,450	123,796
Income before income taxes	46,881	81,638	88,850	119,198
Net income of AHGP	30,842	45,373	48,507	61,212

Basic and diluted net income per limited partner unit	$0.52	$0.76	$0.81	$1.02

Weighted-average number of units outstanding – basic and diluted	59,863,000	59,863,000	59,863,000	59,863,000

(1)

Our June 30, 2017 quarterly results were affected by a debt extinguishment loss of $8.1 million related to early repayment of  the ARLP Partnership's Series B Senior Notes in May 2017 (Note 7 – Long-Term Debt).

23.       SUBSEQUENT EVENTS

Other than those events described below and in Notes 7, 9, and 14, there were no subsequent events.

Simplification Transactions

On February 22, 2018, the board of directors of ARLP's general partner and our Board of Directors approved a simplification agreement (the "Simplification Agreement") pursuant to which, through a series of transactions (i) we would become a wholly owned subsidiary of ARLP, (ii) all of our issued and outstanding common units would be canceled and converted into the right to receive all of the ARLP common units held by us and our subsidiaries (collectively, the "Simplification Transactions") and (iii) MGP will remain the sole general partner of ARLP, and no control, management, or governance changes are otherwise expected to occur.  The consummation of Simplification Transactions is subject to the SEC declaring the effectiveness of a registration statement on Form S-4 under the Securities Act of 1933 to register the ARLP common units that will be distributed to our former unitholders and the affirmative vote or consent of the holders of a majority of our outstanding common units.  Certain of our unitholders that beneficially own a majority of our outstanding common units have entered into a unitholder support agreement pursuant to which such unitholders have agreed to execute a written consent approving the Simplification Agreement within two business days after the registration statement on Form S-4 is declared effective by the SEC. We currently anticipate that the Simplification Transactions will result in AHGP no longer being a publicly traded company.

Settlement of Litigation

On February 18, 2018, the ARLP Partnership reached agreement with a customer and certain of its affiliates to settle breach of contract litigation the ARLP Partnership initiated in January 2015.  The agreement includes a $93.0 million payment to the ARLP Partnership and certain future coal supply commitments. In addition, the ARLP Partnership will acquire certain coal reserves for $2.0 million from an affiliate of the customer. As a result of certain costs related to this settlement, the ARLP Partnership expects to realize approximately $80 million from the recovery. The ARLP Partnership expects the settlement to be concluded in early March, 2018.  This is a non-recognized subsequent event for the 2017 fiscal year.  Once the settlement is finalized, the ARLP Partnership will assess the accounting impact on future periods.

SCHEDULE II

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Balance At	Additions
	Beginning	Charged to		Balance At
	of Year	Income	Deductions	End of Year
(in thousands)
2017
Allowance for doubtful accounts	$—	$—	$—	$—

2016
Allowance for doubtful accounts	$—	$—	$—	$—

2015
Allowance for doubtful accounts	$—	$—	$—	$—

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.  As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2017.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of December 31, 2017.

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

Management's Annual Report on Internal Control over Financial Reporting.  Management of the AHGP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  The AHGP Partnership's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements.  Our controls are designed to provide reasonable assurance that the AHGP Partnership's assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the AHGP Partnership's internal control over financial reporting.  Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2017 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the AHGP Partnership.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).  Based on our assessment, management concluded that, as of December 31, 2017, the AHGP Partnership's internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Ernst & Young LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report that is included herein.

Changes in Internal Controls Over Financial Reporting.  There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Board of Directors of Alliance GP, LLC

and the Partners of Alliance Holdings GP, L.P.

Opinion on Internal Controls over Financial Reporting

We have audited Alliance Holdings GP, L.P. and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alliance Holdings GP, L.P. and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and partners' capital for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 23, 2018

ITEM 9B.          OTHER INFORMATION

On February 22, 2018, AGP entered into Amendment No. 2 (the "Amendment") to our partnership agreement. The Amendment is in response to changes to the Internal Revenue Code enacted by the Bipartisan Budget Act of 2015 (the "BBA") relating to changes in partnership audit and adjustment procedures. The Amendment makes certain revisions to our partnership agreement that facilitate AGP's obligations as the "Partnership Representative" under the BBA and, if possible and practical, provide AGP with the option of maintaining the current economic balance by which the partners during a reviewed year bear the economic burden associated with any adjustments for such year. For more information regarding the Amendment, please see the complete text of the Amendment, a copy of which is filed as Exhibit 3.15 to this Annual Report.

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

Name	Age	Position With Our General Partner [1]

Joseph W. Craft III	67	Chairman of the Board, President and Chief Executive Officer

Brian L. Cantrell	58	Senior Vice President and Chief Financial Officer

R. Eberley Davis	60	Senior Vice President, General Counsel and Secretary

Robert G. Sachse	69	Executive Vice President

Charles R. Wesley	63	Executive Vice President

Thomas M. Wynne	61	Senior Vice President and Chief Operating Officer

Thomas M. Davidson, Sr.	81	Director and Member of Audit and Conflicts* Committees

Robert J. Druten	70	Director and Member of Audit and Conflicts Committees

Wilson M. Torrence	76	Director and Member of Audit* Committee

*Indicates Chairman of Committee

[1]	Messrs. Sachse, Wesley and Wynne are officers of subsidiaries of our general partner as noted in their biographies below.

Joseph W. Craft III has been Chairman of the Board, President and Chief Executive Officer since November 2005.  Mr. Craft has indirect majority ownership of MGP, ARLP's general partner, and owns indirectly ARLP's special general partner and our general partner.  Mr. Craft has served as President, Chief Executive Officer and a Director of MGP since 1999.  Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company's General Counsel and Chief Financial Officer.  He is a former Chairman and current Board member of the National Coal Council, a Board Member of the National Mining Association, and a Director and past Chairman of American Coalition for Clean Coal Electricity ("ACCCE").  Mr. Craft is a Director and Chairman of the Kentucky Chamber of Commerce and a Director and Executive Committee member of the U.S. Chamber of Commerce. He has been a Director of BOK Financial Corporation (NASDAQ:  BOKF) since 2007 and chairman of its compensation committee since 2014.  Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

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

R. Eberley Davis has been Senior Vice President, General Counsel and Secretary since February 2007.  Mr. Davis also serves as Senior Vice President, General Counsel and Secretary of MGP, the general partner of ARLP. From 2003 to February 2007, Mr. Davis practiced law in the Lexington, Kentucky office of Stoll Keenon Ogden PLLC.  Prior to joining Stoll Keenon Ogden, Mr. Davis was Vice President, General Counsel and Secretary of Massey Energy Company for one year.  Mr. Davis also served in various positions, including Vice President and General Counsel, for Lodestar Energy, Inc. from 1993 to 2002.  Mr. Davis is an alumnus of the University of Kentucky, where he received a Bachelor of Arts degree in Economics and his Juris Doctorate degree.  He also holds a Master of Business Administration degree from the University of Kentucky.  Mr. Davis is a Trustee of the Energy and Mineral Law Foundation, and a member of the American and Kentucky Bar Associations.

Robert G. Sachse has been Executive Vice President of MGP since August 2000.  Effective November 1, 2006, Mr. Sachse assumed responsibility for the ARLP Partnership's coal marketing, sales and transportation functions.  Mr. Sachse was also Vice Chairman of ARLP's general partner from August 2000 to January 2007.  Mr. Sachse was Executive Vice President and Chief Operating Officer of MAPCO Inc. from 1996 to 1998 when MAPCO merged with The Williams Companies.  Following the merger, Mr. Sachse had a two year non-compete consulting agreement with The Williams Companies.  Mr. Sachse held various positions while with MAPCO Coal Inc. from 1982 to 1991, and was promoted to President of MAPCO Natural Gas Liquids in 1992.  Mr. Sachse holds a Bachelor of Science degree in Business Administration from Trinity University and a Juris Doctorate degree from the University of Tulsa.

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

Wilson M. Torrence became a Director in April 2015.  Mr. Torrence is Chairman of the Audit Committee.  Since January 2007, Mr. Torrence has also been a Director of MGP, the general partner of ARLP.  Mr. Torrence retired from Fluor Corporation in 2006 as a Senior Vice President of Project Development and Investments and since that time has performed investment and business consulting services for various clients.  Mr. Torrence was employed at Fluor from 1989 to 2006 where, among other roles, he was responsible for the global Project Investment and Structured Finance Group and served as Chairman of Fluor's Investment Committee.  In that position, Mr. Torrence had executive responsibility for Fluor's global activities in developing and arranging third-party financing for some of Fluor's clients' construction projects.  Prior to joining Fluor in 1989, Mr. Torrence was President and CEO of Combustion Engineering Corporation's Waste to Energy Division and, during that time, also served as Chairman of the Institute of Resource Recovery, a Washington-based industry advocacy organization.  Mr. Torrence began his career at Mobil Oil Corporation, where he held several executive positions, including Assistant Treasurer of Mobil's International Marketing and Refining Division and Chief Financial and Planning Officer of Mobil Land Development Company.  Mr. Torrence holds a Bachelor and a Master of Business Administration degree from Virginia Tech University.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Torrence should serve as a Director include his extensive experience in the construction and energy businesses, his senior corporate finance-related and other leadership positions and his participation in numerous financing transactions.

Board of Directors

The leadership structure of the Board of Directors has been consistent since the ARLP Partnership's inception.  Mr. Craft, the President and Chief Executive Officer, is also the Chairman of the Board of Directors.  We believe this structure is appropriate given Mr. Craft's significant ownership position in and proven leadership of the Partnership.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2017.  The Audit Committee's activities included, but were not limited to: (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2017, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor.  Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter.  The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2017 none of our officers and directors were delinquent with respect to any of the filing requirements under Rule 16(a).

Reimbursement of Expenses of our General Partner

Our General Partner does not receive any management fee or other compensation in connection with its management of us. Our general partner is reimbursed by us for all expenses incurred on our behalf. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The executive officers named in our Summary Compensation Table—(i) the President and Chief Executive Officer of our general partner, our principal executive officer, (ii) the Senior Vice President and Chief Financial Officer of our general partner, our principal financial officer, and (iii) our three most highly compensated executive officers for 2017 (collectively, the "Named Executive Officers")—are also executive officers of MGP, ARLP's general partner, of which we own 100% of the members interest.  Our Named Executive Officers are also named in the Summary Compensation Table in Item 11 of the 2017 Form 10-K for ARLP.  The compensation of our Named Executive Officers described below is their compensation as executive officers of MGP.  We do not provide our Named Executive Officers any additional compensation.

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

We reimburse the ARLP Partnership for a portion of the compensation expense for certain of our Named Executive Officers pursuant to the Administrative Services Agreement.  Based on the estimated time spent managing our affairs, the Board of Directors agreed that 5%, 6% and 9%, respectively, of the 2017 base salaries of Mr. Craft, the President and Chief Executive Officer of our general partner, Mr. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, and Mr. Davis, the Senior Vice President, General Counsel and Secretary of our general partner, would be allocated to us.  None of the 2017 base salaries of Messrs. Sachse and Wynne were allocated to us.  In addition, for 2017 we paid the ARLP Partnership a stipulated benefit burden equal to 42% of allocated base salary.  We believe this percentage allocation is a reasonable estimation of the ARLP Partnership's overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes.  The Board of Directors reviews these allocations annually to determine whether they are appropriate.  Please see "Item 13. —Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

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

Role of Executive Officers

Each year, the President and Chief Executive Officer of MGP submits recommendations to the MGP Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to the Named Executive Officers, excluding himself.  The President and Chief Executive Officer bases his recommendations on his assessment of each executive's performance, experience, demonstrated leadership, job knowledge and management skills.  The MGP Compensation Committee considers the recommendations of the President and Chief Executive Officer of MGP as one factor in making compensation decisions regarding the Named Executive Officers.  Historically, and in 2017, the MGP Compensation Committee and the President and Chief Executive Officer have been substantially aligned on decisions regarding compensation of the Named Executive Officers.  As executive officers are promoted or hired during the year, the President and Chief Executive Officer makes compensation recommendations to the MGP Compensation Committee and works closely with the MGP Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the MGP Compensation Committee.  At the direction of the MGP Compensation Committee, the President and Chief Executive Officer and the Senior Vice President, General Counsel and Secretary of MGP attend certain meetings of the MGP Compensation Committee.

Use of Peer Group Comparisons

The MGP Compensation Committee believes that it is important to review and compare the ARLP Partnership's performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually.  The peer group for 2017 included Arch Coal, Inc., CNX Coal Resources LP, Consol Energy Inc., Contura Energy, Inc, Foresight Energy, L.P., Natural Resource Partners L.P., Peabody Energy Corporation, Warrior Met Coal, Inc., and Westmoreland Resource Partners, L.P.  In assessing the competitiveness of the executive compensation program for 2017, the MGP Compensation Committee, with the assistance of the President and Chief Executive Officer, collected and analyzed peer group proxy information and developed a comparative analysis of base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.  The MGP Compensation Committee uses the peer group data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers.  The MGP Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

Consideration of Equity Ownership

Mr. Craft, the President and Chief Executive Officer, is evaluated and treated differently with respect to compensation than our other Named Executive Officers.  Mr. Craft and related entities own significant equity positions in us, and therefore the interests of Mr. Craft are directly aligned with those of our unitholders.  Mr. Craft has not received an increase in base salary since 2002, has not received a bonus under the ARLP Short-Term Incentive Plan

("ARLP STIP") since 2005 and did not receive any grants of LTIP awards from 2005 through 2015.  Beginning in February 2016, at Mr. Craft's request, his annual base salary was reduced to $1.  On January 22, 2016, the MGP Compensation Committee approved an ARLP LTIP award for Mr. Craft that will cliff vest on January 1, 2019 provided the vesting requirement for the 2016 awards is met.

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

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of the ARLP Partnership's core business.  (EBITDA for the ARLP Partnership is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the ARLP STIP each year is dependent on the ARLP Partnership's actual financial results for the year compared to the annual performance target, and it increases in relationship to the ARLP Partnership's EBITDA, as adjusted, exceeding the minimum threshold.  The MGP Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion.  In 2017, the MGP Compensation Committee approved a minimum financial performance target of $531.2 million in EBITDA from the ARLP Partnership's current operations, normalized by excluding any charges for unit-based and directors' compensation and affiliate contributions, if any.  For 2017, the ARLP Partnership exceeded the minimum performance target.

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

The performance measure for the ARLP STIP in 2018 will be EBITDA for current operations, excluding charges for unit-based and directors' compensation and affiliate contributions, if any.  As discussed above, the MGP Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the ARLP STIP and adjust the amount of the aggregate pay-out.  The MGP Compensation Committee believes the ARLP STIP performance criteria for 2018 will be reasonably difficult to achieve and therefore support the key compensation objectives discussed above.

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

Grants for 2017 under the ARLP LTIP, made January 26, 2017, will cliff vest on January 1, 2020, provided the ARLP Partnership achieves a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation and affiliate contributions, if any, for the period January 1, 2017 through December 31, 2019.  Grants for 2018 under the ARLP LTIP, made January 24, 2018, will cliff vest on January 1, 2021 provided the ARLP Partnership achieves a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation and affiliate contributions, if any, for the period January 1, 2018 through December 31, 2020.  The ARLP LTIP provides the MGP Compensation Committee with discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant.  The MGP Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the ARLP LTIP will be reasonably difficult to satisfy and therefore support the key compensation objectives discussed above.

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

Board of Directors Compensation Report

The Board of Directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management.  Based on the Board of Directors' review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Summary Compensation Table

				Non-Equity
			Unit	Incentive Plan	All Other
Name and Principal		Salary	Awards	Compensation	Compensation
Position	Year	(1)	(2)	(3)	(4)	Total

Joseph W. Craft III	2017	$1	$—	$—	$376,620	$376,621
President, Chief Executive	2016	32,197	972,511	—	356,682	1,361,390
Officer and Director	2015	341,267	—	—	478,458	819,725

Brian L. Cantrell,	2017	284,000	487,483	242,000	91,310	1,104,793
Senior Vice President –	2016	284,000	486,534	300,000	83,669	1,154,203
Chief Financial Officer	2015	289,462	499,239	218,600	96,941	1,104,242

R. Eberley Davis	2017	325,000	587,644	277,000	111,287	1,300,931
Senior Vice President,	2016	325,000	584,336	342,000	94,572	1,345,908
General Counsel and Secretary	2015	331,250	584,590	246,500	114,783	1,277,123

Robert G. Sachse	2017	200,000	613,196	271,000	139,301	1,223,497
Executive Vice President	2016	275,692	680,900	382,000	120,698	1,459,290
	2015	329,212	748,895	245,000	150,441	1,473,548

Thomas M. Wynne	2017	374,000	710,264	319,000	113,983	1,517,247
Senior Vice President and	2016	374,000	714,945	394,000	97,027	1,579,972
Chief Operating Officer	2015	381,192	708,023	285,300	103,191	1,477,706

(1)

The table below reflects the portion of the Named Executive Officers' total compensation expense for 2017 allocated to us by the ARLP Partnership.  Based on the estimated time each Named Executive Officer spent managing our affairs in 2017, the Board of Directors agreed that 5%, 6% and 9%, respectively, of the beginning of the year base salaries of Messrs. Craft, Cantrell and Davis would be allocated to us.  In addition, for 2017, we were billed by the ARLP Partnership a stipulated benefit burden of 42% of allocated base salary.  We believe this percentage allocation is a reasonable estimation of the ARLP Partnership's overall cost of cash compensation (i.e. compensation other than equity-based compensation) in excess of base salary, including, among other things, benefits, bonus and taxes for the services provided by the Named Executive Officers to us.  Pursuant to the Administrative Services Agreement, this percentage allocation is applied to the total allocated base salary cost of all employees of the ARLP Partnership who provide services to us, not just our Named Executive Officers, and is applied without regard to the amount of actual bonus, if any, received by any particular employee.  Accordingly, the amounts shown are not indicative of the actual bonus, if any, received by Mr. Craft, Mr. Cantrell or Mr. Davis.

				Allocated Salary
			Total Allocation	as a% of
	Allocated	Allocated	of Compensation	Total Allocated
Name	Salary	Benefit Burden	to Us	Compensation

Joseph W. Craft III	$—	$—	$—	—%

Brian L. Cantrell	17,040	7,157	24,197	70.4%

R. Eberley Davis	29,250	12,285	41,535	70.4%

(2)

The Unit Awards represent the aggregate grant date fair value of equity awards granted (computed in accordance with FASB ASC 718) to each Named Executive Officer under the ARLP LTIP in the respective year.  Please see "Item 11.  Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the ARLP LTIP"  for a description of the terms of the awards.

(3)

Amounts represent the ARLP STIP bonus earned for the respective year.  ARLP STIP payments are made in the first quarter of the year following the year in which they are earned.  Other than this bonus, there were no other applicable bonuses earned or deferred associated with year 2017.  Please see "Item 11.  Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards."

(4)

For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price of ARLP's common units on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000.  A reconciliation of the 2017 amounts shown is as follows:

		Profit Sharing Plan
		Employer
	SERP	Contribution	Perquisites (a)	Total

Joseph W. Craft III	$364,670	$—	$11,950	$376,620

Brian L. Cantrell	59,546	21,600	10,164	91,310

R. Eberley Davis	89,687	21,600	—	111,287

Robert G. Sachse	103,639	16,000	19,662	139,301

Thomas M. Wynne	92,383	21,600	—	113,983

a)

For Mr. Craft and Mr. Cantrell, perquisites and other personal benefits comprised of club dues of $11,950 and $10,164, respectively.  For Mr. Sachse, perquisites and other personal benefits totaling $19,662 comprised of club dues of $16,472 and tax preparation fees of $3,190.

Grants of Plan-Based Awards Table

									All Other
			Estimated Future Payouts Under			Estimated Future Payouts Under			Unit	Grant Date
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Awards:	Fair Value
			Threshold	Target	Maximum	Threshold	Target	Maximum	Number of	of Unit
Name	Grant Date	Approved Date	(3)	(4)	(3)	(5)	(6)	(5)	Units (7)	Awards (8)
Joseph W. Craft III	February 3, 2017	February 3, 2017					—		—	$—
	February 14, 2017	(1), (2)					—		3,567	82,754
	May 15, 2017	(1), (2)					—		3,774	86,236
	August 14, 2017	(1), (2)					—		5,232	95,484
	November 14, 2017	(1), (2)					—		5,416	100,196
	December 31, 2017	(2)					—		—	—
		February 9, 2018		$—			—		—	—
				—			—		17,989	364,670

Brian L. Cantrell	February 3, 2017	February 3, 2017					20,967		—	487,483
	February 14, 2017	(1), (2)					—		318	7,378
	May 15, 2017	(1), (2)					—		336	7,678
	August 14, 2017	(1), (2)					—		466	8,505
	November 14, 2017	(1), (2)					—		482	8,917
	December 31, 2017	(2)					—		1,374	27,068
		February 9, 2018		242,000			—		—	—
				242,000			20,967		2,976	547,029

R. Eberley Davis	February 3, 2017	February 3, 2017					25,275		—	587,644
	February 14, 2017	(1), (2)					—		407	9,442
	May 15, 2017	(1), (2)					—		430	9,826
	August 14, 2017	(1), (2)					—		596	10,877
	November 14, 2017	(1), (2)					—		617	11,415
	December 31, 2017	(2)					—		2,443	48,127
		February 9, 2018		277,000			—		—	—
				277,000			25,275		4,493	677,331

Robert G. Sachse	February 3, 2017	February 3, 2017					26,374		—	613,196
	February 14, 2017	(1), (2)					—		525	12,180
	May 15, 2017	(1), (2)					—		555	12,682
	August 14, 2017	(1), (2)					—		770	14,053
	November 14, 2017	(1), (2)					—		797	14,745
	December 31, 2017	(2)					—		2,537	49,979
		February 9, 2018		271,000			—		—	—
				271,000			26,374		5,184	716,835

Thomas M. Wynne	February 3, 2017	February 3, 2017					30,549		—	710,264
	February 14, 2017	(1), (2)					—		419	9,721
	May 15, 2017	(1), (2)					—		443	10,123
	August 14, 2017	(1), (2)					—		614	11,206
	November 14, 2017	(1), (2)					—		635	11,748
	December 31, 2017	(2)					—		2,517	49,585
		February 9, 2018		319,000			—		—	—
				$319,000			30,549		4,628	$802,647

(1)

In accordance with the provisions of the SERP, a participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions when the ARLP Partnership pays a distribution to our common unitholders, which is added to the account balance in the form of phantom units.

(2)

These contributions are made in accordance with the SERP plan document that has been approved by the MGP Compensation Committee.  Therefore, these contributions are not separately approved by the MGP Compensation Committee.

(3)

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

(4)

These amounts represent awards pursuant to the ARLP STIP.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the ARLP STIP awards.

(5)

Grants of restricted units under the ARLP LTIP are not subject to minimum thresholds, targets or maximum payout conditions.  However, the vesting of these grants is subject to the satisfaction of certain performance criteria.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP."

(6)	These awards are grants of restricted units pursuant to our ARLP LTIP. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP."

(7)

These awards are phantom units added to each Named Executive Officer's SERP notional account balance.  Please see "Item 11.  Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

(8)

The ARLP Partnership calculated the fair value of the ARLP LTIP awards using a value of $23.25 per unit, the unit price applicable for 2017 grants.  The ARLP Partnership calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted.  Phantom units granted under the SERP vest on the date granted.

Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table

Annual Cash Incentive Bonus Awards

Under the ARLP STIP, the Named Executive Officers are eligible for cash awards for the ARLP Partnership achieving an annual financial performance target.  The annual performance target is recommended by the MGP's President and Chief Executive Officer and approved by the MGP Compensation Committee, typically in January of each year.  The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of the ARLP Partnership's core business.  (The ARLP Partnership's EBITDA is calculated as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the ARLP STIP each year is dependent on the ARLP Partnership's actual financial results for the year compared to the annual performance target.  The cash available generally increases in relationship to the ARLP Partnership's EBITDA, as adjusted, exceeding the minimum financial performance target and is subject to adjustment by the MGP Compensation Committee in its discretion.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards."

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

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

				Salary and
				Bonus as a % of
		Salary and	Total	Total
Name	Year	Bonus ($)	Compensation ($)	Compensation

Joseph W. Craft III	2017	$1	$376,621	0.0%
	2016	32,197	1,361,390	2.4%
	2015	341,267	819,725	41.6%

Brian L. Cantrell	2017	284,000	1,104,793	25.7%
	2016	284,000	1,154,203	24.6%
	2015	289,462	1,104,242	26.2%

R. Eberley Davis	2017	325,000	1,300,931	25.0%
	2016	325,000	1,345,908	24.1%
	2015	331,250	1,277,123	25.9%

Robert G. Sachse	2017	200,000	1,223,497	16.3%
	2016	275,692	1,459,290	18.9%
	2015	329,212	1,473,548	22.3%

Thomas M. Wynne	2017	374,000	1,517,247	24.6%
	2016	374,000	1,579,972	23.7%
	2015	381,192	1,477,706	25.8%

Outstanding ARLP Equity Awards at 2017 Fiscal Year-End Table

		Equity
	Equity	Incentive Plan
	Incentive Plan	Awards:
	Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Units or Other	Units or
	Rights That	Other Rights
	Have Not	That Have
Name	Vested (1)	Not Vested (2)

Joseph W. Craft III	78,555	$1,547,534

Brian L. Cantrell	73,691	1,451,713

R. Eberley Davis	88,194	1,737,422

Robert G. Sachse	101,511	1,999,767

Thomas M. Wynne	107,337	2,114,539

(1)

Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2017.  Subject to the ARLP Partnership achieving financial performance targets, the units vested, or will vest, as follows:

	January 1,
Name	2018	2019	2020
Joseph W. Craft III	—	78,555	—

Brian L. Cantrell	13,424	39,300	20,967

R. Eberley Davis	15,719	47,200	25,275

Robert G. Sachse	20,137	55,000	26,374

Thomas M. Wynne	19,038	57,750	30,549

Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP."  All grants of restricted units under the ARLP LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions the ARLP Partnership makes to unitholders during the vesting period.

(2)	Stated values are based on $19.70 per unit, the closing price of ARLP's common units on December 29, 2017, the final market trading day of 2017.

Units Vested Table for 2017

	Unit Awards

	Number of Units
	Acquired on Vesting	Value Realized on
Name	(1)	Vesting (1)
Joseph W. Craft III	—	$—

Brian L. Cantrell	14,968	336,032

R. Eberley Davis	19,118	429,199

Robert G. Sachse	21,710	487,390

Thomas M. Wynne	21,118	474,099

(1)

Amounts represent the number and value of restricted units granted under the ARLP LTIP that vested in 2017.  All of these units vested on January 1, 2017 and are valued at $22.45 per unit, the closing price on December 30, 2016, the final market trading day of 2016.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the ARLP LTIP."

Pension Benefits Table for 2017

		Number of	Present Value
		Years	of	Payments
	Plan	Credited	Accumulated	During Last
Name	Name	Service (1)	Benefit (2)	Fiscal Year
Joseph W. Craft III	SERP		$4,171,495	$—

Brian L. Cantrell	SERP		398,019	—

R. Eberley Davis	SERP		523,173	—

Robert G. Sachse	SERP		663,240	—

Thomas M. Wynne	SERP		538,657	—

(1)	Column not applicable because no provision of the SERP is affected by years of service.

(2)

Amounts represent the Named Executive Officer's cumulative notional account balance of phantom units valued at $19.70, the closing price of ARLP's common units on December 29, 2017, the final market trading day of 2017.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

Narrative Discussion Relating to the Pension Benefits Table for 2017

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

The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in "Item 11. Pension Benefits Table for 2017" and the amounts each of the Named Executive Officers could receive under the ARLP LTIP have been previously disclosed in "Item 11. Outstanding ARLP Equity Awards at 2017 Fiscal Year-End Table", in each case assuming the triggering event occurred on December 31, 2017.  In addition, if a Named Executive Officer's employment were terminated as a result of one of certain enumerated events, the Named Executive Officer would receive an amount based on an allocation for the year of termination.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan" for additional information regarding the enumerated events and allocation determination.  The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

Director Compensation

The compensation of the directors of our general partner, AGP, is set by the Board of Directors.  Mr. Craft, the only employee director, receives no director compensation.  The directors of AGP devote 100% of their time as directors of AGP to the business of the AHGP Partnership.

Director Compensation Table for 2017

					Change in Pension
	Fees earned			Non-Equity	Value and
	or Paid in	Unit	Option	Incentive Plan	Nonqualified Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)(3)	($) (4)	($)(1)	($)(2)	Earnings ($)(1)	($)(1)	Total ($)

Thomas M. Davidson	$165,000	$17,799	$—	$25,000	$—	$—	$207,799
Robert J. Druten	155,000	41,347	—	25,000	—	—	221,347
Wilson M. Torrence	92,500	—	—	—	—	—	92,500

(1)	Columns are not applicable.

(2)	These amounts represent a discretionary payment made to the directors as a result of the 2017 performance.

(3)

Amounts represent annual retainer paid in cash.  Each non-employee director is eligible to defer all or part of the annual retainer pursuant to the AGP Amended and Restated Directors Annual Retainer and Deferred Compensation Plan  ("AGP Deferred Compensation Plan") that is administered by the Board of Directors.  Please see Narrative to Directors Compensation Table, below.

(4)

Amounts represent the grant date fair value of equity awards in 2017 related to deferrals of annual retainer and distributions earned on deferred units (computed in accordance with FASB ASC 718, using the same assumptions as used for financial reporting purposes).  Please see Narrative to Director Compensation Table, below.  At December 31, 2017, each director had the following number of "phantom" AHGP common units credited to his notional account under the AGP Deferred Compensation Plan:

Deferred
Compensation
Name	Plan (in Units)

Thomas M. Davidson	7,494

Robert J. Druten	16,429

Wilson M. Torrence	—

Please see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters" for information regarding our Directors' beneficial ownership of AHGP common units.

Narrative to Director Compensation Table

Compensation for the non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis.  The annual retainer for calendar year 2017 was $155,000 for Messrs. Davidson and Druten and $77,500 for Mr. Torrence (who also served, and received additional compensation, as a director and chairman of the audit committee of MGP).  Mr. Torrence, chairmen of the Audit Committee, was entitled to additional annual cash compensation of $15,000 for service as chairman. Mr. Davidson, chairman of the Conflicts Committee, was entitled to additional annual cash compensation of $10,000 for service as chairman.  Directors have the option to defer all or part of their cash compensation pursuant to the AGP Deferred Compensation Plan by completing an election form prior to the beginning of each calendar year.  No director elected to defer cash compensation in 2017 pursuant to the AGP Deferred Compensation Plan.

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

CEO Pay Ratio Disclosures

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of the ARLP Partnership's employees and the annual total compensation of Joseph W. Craft III, Chief Executive Officer (our "CEO"). We are providing information about the relationship of the annual total compensation of the ARLP Partnership's employees because we have no employees.

For 2017, our last completed fiscal year:

•	The median of the annual total compensation of all employees of the ARLP Partnership (other than the CEO) was $89,934.

•	The annual total compensation of our CEO, as reported in the Summary Compensation Table was $376,621.
•	Based on this information, for 2017 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 4.2 to 1.

To identify the median of the annual total compensation of all the ARLP Partnership's employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•

We determined that, as of December 31, 2017, the ARLP Partnership's employee population consisted of approximately 3,321 individuals with the vast majority of these individuals located in the U.S. This population consisted of full-time, part-time, and temporary employees, as the ARLP Partnership does not have seasonal workers.

•

We used a consistently applied compensation measure to identify the ARLP Partnership's median employee of comparing the amount of salary or wages reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2017.

•

We identified the ARLP Partnership's median employee by consistently applying this compensation measure to all of employees included in our analysis.  Since the vast majority of its employees, including our CEO, are located in the U.S., we did not make any cost of living adjustments in identifying the median employee.

•

After we identified the ARLP Partnership's median employee, we combined all of the elements of such employee's compensation for the 2017 year in accordance with the requirements of  Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $89,934, comprised of such employee's W-2 compensation of $82,324 and contributions in the amount of $7,610 that we made on the employee's behalf to the ARLP Partnership's 401(k) plan for the 2017 year.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the "Total" column of our 2017 Summary Compensation Table.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of February 8, 2018, regarding the beneficial ownership of both our common units and the common units of ARLP by (a) each director of our general partner, (b) each executive officer identified in the Summary Compensation Table included in Item 11 above, (c) all such directors of our general partner and such executive officers as a group, and (d) each person or group known by our general partner to be the beneficial owner of more than 5% of our common units.  Our general partner is owned by C-Holdings, LLC ("C-Holdings"), which is wholly owned by Mr. Craft.  As of February 8, 2018, AHGP beneficially owns 66.6% of the outstanding common units of ARLP, and AHGP owns, directly or indirectly, all of the outstanding limited liability company interests of MGP, the general partner of ARLP.  The address of each of ARLP, C-Holdings, AGP, MGP II and, unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119.  Unless otherwise indicated in the footnotes to the table below, our common units and the common units of ARLP reflected as being beneficially owned by the listed directors and executive officers are held directly by such directors and officers.  The percentage of our common units beneficially owned is based on 59,863,000 common units outstanding as of February 8, 2018, and the percentage of common units of ARLP beneficially owned is based on 130,903,256 common units outstanding as of February 8, 2017.

	Alliance Holdings GP, L.P.		Alliance Resource Partners, L.P.
	Common Units	Percentage of	Common Units	Percentage of
	Beneficially	Common Units	Beneficially	Common Units
Name of Beneficial Owner	Owned	Beneficially Owned	Owned	Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)(2)(3)(6)	41,141,155	68.7%	87,554,971	66.9%
Thomas Davidson, Sr.	—	*	—	*
Robert J. Druten	8,395	*	—	*
Wilson M. Torrence	—	*	34,796	*
Brian L. Cantrell	26,500	*	108,361	*
R. Eberley Davis	7,500	*	79,407	*
Robert G. Sachse (5)	20,000	*	118,210	*
Thomas M. Wynne (3)	684,525	1.1%	75,160	*
All directors and executive officers as a group (8 persons)	41,263,550	68.9%	87,970,905	67.2%

5% Common Unitholders
Management Group (4)	41,994,554	70.2%	N/A	N/A
Kathleen S. Craft (1)(2)	22,639,418	37.8%	N/A	N/A
Alliance Holdings GP, L.P.	N/A	N/A	87,188,338	66.6%
MGP II, LLC	N/A	N/A	56,100,000	42.9%
Neuberger Berman Group LLC (5)	5,266,428	8.8%	N/A	N/A

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

(2)

The AHGP common units attributed to Ms. Craft consist of (i) 1,998,250 AHGP common units held directly by the Kathleen S. Craft Revocable Trust, of which Ms. Craft is trustee and (ii) 20,641,168 AHGP common units held by SGP (indirectly owned by Mr. Craft and Kathleen S. Craft).  1,966,856 of the AHGP units referenced in clause (i) of this footnote are attributable to Mr. Craft as referenced in clause (v) of footnote (1) above.

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

(5)	The address of Neuberger Berman Group LLC is 1290 Avenue of the Americas, New York, NY 10104.

Footnote related to ARLP Common Units Beneficial Ownership

(6)

The ARLP common units attributed to Mr. Craft consist of (i) 357,452 ARLP common units held directly by him, (ii) 2,000 ARLP common units held by his son, (iii) 31,088,338 ARLP common units held directly by AHGP, (iv) 56,100,000 common units held by MGP II, and (v) 7,181 common units held by SGP (indirectly owned by Mr. Craft and Kathleen S. Craft).  Mr. Craft is Chairman of the Board of Directors and, through his ownership of C-Holdings, the indirect sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP (as described in footnote (1) above).  As of February 8, 2018, AHGP, including its 100% indirectly owned subsidiary, MGP II, beneficially owned 66.6% of ARLP's common units.  Mr. Craft disclaims beneficial ownership of the ARLP common units beneficially held by AHGP except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

	Number of units to be issued upon		Number of units remaining
	exercise/vesting of outstanding	Weighted-average exercise	available for future issuance
	options, warrants and rights	price of outstanding	under equity compensation plans
Plan Category	as of December 31, 2017	options, warrants and rights	as of December 31, 2017

Equity compensation plans approved by unitholders:
ARLP Long-Term Incentive Plan	1,694,026	N/A	2,531,064
AHGP Long-Term Incentive Plan	—	N/A	5,215,000
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	461,986	N/A	N/A
MGP Deferred Compensation Plan for Directors	99,798	N/A	N/A
AGP Deferred Compensation Plan for Directors	23,923	N/A	N/A

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the related-party transactions discussed in "Item 8. Financial Statements and Supplementary Data—Note 19. Related-Party Transactions," we have the following additional related-party transactions:

Certain Relationships

As of December 31, 2017, we owned 87,188,338 common units of ARLP, representing 66.7% of its outstanding common units.  In addition, as of December 31, 2017 the Management Group owned approximately 35.7% of our outstanding common units, and SGP owned approximately 34.5%.

Certain of the officers and directors of our general partner are also officers and/or directors of ARLP's general partner, including Mr. Craft, the Chairman, President and Chief Executive Officer of our general partner, Mr. Torrence, a Director and Chairman of our general partner's Audit Committee, Mr. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, and Mr. Davis, the Senior Vice President, General Counsel and Secretary of our general partner.

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

Related-Party Transactions

The Board of Directors of our general partner and its conflicts committee review our related-party transactions that involve a potential conflict of interest between the general partner and ARLP or its subsidiaries or another partner to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry.  As a result of these reviews, the Board of Directors and its conflicts committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to us and our limited partners.

Administrative Services

On April 1, 2010, effective January 1, 2010, we entered into the Administrative Services Agreement with ARLP, MGP, the Intermediate Partnership, our general partner AGP, and ARH II, the indirect parent of SGP.  The Administrative Services Agreement supersedes the administrative services agreement signed in connection with our IPO in 2006.  Under the Administrative Services Agreement, certain employees of ARLP, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates.  The ARLP Partnership is reimbursed for services rendered by its employees on behalf of these affiliates as provided under the Administrative Services Agreement.  We paid the ARLP Partnership $0.4 million under this agreement for the year ended December 31, 2017.

AGP

Our partnership agreement requires us to reimburse AGP for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business.  The amounts billed by AGP to us totaled $0.5 million for the year ended December 31, 2017 for costs principally related to the AGP Deferred Compensation Plan.

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

Affiliate Contribution

During January 2017 and December 2017, an affiliated entity controlled by Mr. Craft contributed to us a total of $1.0 million for the purpose of funding certain of the ARLP Partnership's general and administrative expenses.  Upon our receipt of the contribution, we contributed the same to our subsidiary and ARLP's general partner, MGP, which in turn contributed the same to Alliance Coal.  The ARLP Partnership made a special allocation to MGP of certain general and administrative expenses equal to the amount of the contributions, MGP made an identical expense allocation to us, and we then made the same expense allocation to the affiliated entity controlled by Mr. Craft.

JC Land

The ARLP Partnership's subsidiary, ASI, has a time-sharing agreement with Mr. Craft and Mr. Craft's affiliate, JC Land, LLC ("JC Land"), concerning their use of aircraft owned by ASI for purposes other than the ARLP Partnership's business.  In accordance with the provisions of that agreement, Mr. Craft and JC Land paid ASI $53,796 for the year ended December 31, 2017 for use of the aircraft.  In addition, Alliance Coal has a time-sharing agreement with JC Land concerning Alliance Coal's use of an airplane owned by JC Land.  In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.2 million for the year ended December 31, 2017 for use of the aircraft.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots hired by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.  JC Land paid the ARLP Partnership $0.2 million in 2017 pursuant to this agreement.

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

All members of the Audit Committee of our general partner—Messrs. Torrence, Davidson and Druten—are independent directors as defined under applicable NASDAQ and Exchange Act rules.  Please see "Item 10.  Directors, Executive Officers and Corporate Governance of the General Partner—Audit Committee."

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young LLP is our independent registered public accounting firm.  The following table sets forth fees paid to Ernst & Young LLP during the years ended December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Audit Fees (1)	$129	$152
Audit-related fees (2)	—	—
Tax fees (3)	100	112
All other fees	—	—
Total	$229	$264

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

In addition, ARLP paid audit, audit-related and tax fees of $1.2 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively.

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

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2017, 2016 and 2015, is set forth under Item 8. Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)	The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P., dated as of May 15, 2006	8-K	000-51952 06849300	3.1	05/17/2006

3.2	Amended and Restated Limited Liability Company Agreement of Alliance GP, LLC	8-K	000-51952 06849300	3.2	05/17/2006

3.3	Certificate of Limited Partnership of Alliance Holdings GP, L.P.	S-1	333-129883 051220816	3.1	11/22/2005

3.4	Certificate of Formation of Alliance GP, LLC	S-1	333-129883 051220816	3.3	11/22/2005

3.5	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-51952 17990775	3.2	07/28/2017

3.6(1)	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.7	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-5192 17990775	3.6	07/28/2017

3.8(1)	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9(1)	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
3.10	Second Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-51952 17990775	3.3	07/28/2017

3.11	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.	10-K	000-51952 08673302	3.14	03/07/2008

3.12	Certificate of Formation of MGP II, LLC	8-K	000-51952 17990775	3.5	07/28/2017

3.13	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-51952 17990775	3.4	07/28/2017

3.14	Amendment No, 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.					☑

3.15	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.					☑

4.1	Form of our Common Unit Certificate.	S-1	333-129883 06714705	4.1	03/28/2006

4.2	Form of Registration Rights Agreement.	S-1	333-129883 051220816	4.2	11/22/2005

4.3	Indenture, dated as of April 24, 2017, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	000-51952 17778675	4.1	04/24/2017

4.4	Form of 7.500% Senior Note due 2025 (included in Exhibit 4.3)	8-K	000-51952 17778675	4.1	04/24/2017

10.1(2)	Alliance Holdings GP, L.P. Long-Term Incentive Plan	8-K	000-51952 06849300	10.1	05/17/2006

10.2	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-51962 11823219	10.1	05/09/2011

10.3	Revolving Credit Agreement dated May 15, 2006 between Alliance Holdings GP, L.P. and C-Holdings, LLC	8-K	000-51952 06849300	10.2	05/17/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.4	Omnibus Agreement dated August 20, 1999 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P.	8-K	000-51952 06849300	10.3	05/17/2006

10.5	Amendment to Omnibus Agreement dated May 8, 2002 among Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC and Alliance Resource Partners, L.P.	8-K	000-51952 06849300	10.4	05/17/2006

10.6	Second Amendment dated May 15, 2006 to the Omnibus Agreement amount Alliance Resource Partners, L.P., Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, AMH II, LLC, Alliance Resource Holdings II, Inc., Alliance Management Holdings, LLC, Alliance Holdings GP, L.P. and Alliance GP, LLC	8-K	000-51952 06849300	10.5	05/17/2006

10.7	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	8-K	000-51952 06849300	10.6	05/17/2006

10.8	Registration Rights Agreement dated May 15, 2006 among Alliance Holdings GP, L.P., Alliance GP, LLC and each of the other parties identified on the signature pages	10-Q	000-51952 061031259	10.7	08/14/2006

10.9	Transfer Restrictions Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, C-Holdings, LLC, Alliance Resource Holdings II, Inc. Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, and the individuals and trusts listed on the signature pages thereof	8-K	000-51952 06909836	4.1	06/16/2006

10.10	Amended and Restated Registration Rights Agreement, dated as of June 13, 2006, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Alliance Management Holdings, LLC, AMH II, LLC, and Alliance Resource GP, LLC	8-K	000-51952 06909836	4.2	06/16/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.11	Amended and Restated Charter for the Audit Committee of the Board of Directors dated March 5, 2009	10-K	000-51952 09660970	10.12	03/06/2009

10.12(1)	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein	10-K	000-26823 583595	10.20	03/29/2000

10.13(1)	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.14(1)	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.15(1)	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.16(1)	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.17(1)(2)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

10.18(1)(2)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.19(1)(2)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.20(1)(2)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.21(3)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-51952 12825338	10.1	05/09/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.22(3)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.	10-Q/A	000-51952 12947665	10.2	07/05/2012

10.23	Guaranty by Alliance Resource Partners, L.P. dated March 16, 2012.	10-Q	000-51952 12825338	10.3	05/09/2012

10.24(1)	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.25(1)	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.261)(2)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

10.27(1)(2)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.28(1)(2)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.29(1)(2)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

10.30(1)	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.31	Amendment No. 1 to Revolving Credit Facility dated March 12, 2007 between Alliance Holdings GP, L.P. and C-Holdings, LLC	10-K	000-51952 07695716	10.63	03/15/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.32	Amendment No. 2 to Revolving Credit Facility dated March 5, 2008 between Alliance Holdings GP, L.P. and C-Holdings, LLC	10-K	000-51952 08673302	10.67	03/07/2008

10.33(2)	Amended and Restated Alliance GP, LLC Directors Annual Retainer and Deferred Compensation Plan	10-K	000-51952 09660970	10.60	03/06/2009

10.34(2)	Amended and Restated Alliance GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-51952 11672462	10.47	03/08/2011

10.35	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors	8-K	000-51952 08928983	10.1	07/01/2008

10.36	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors	8-K	000-51952 08928983	10.2	07/01/2008

10.37(1)(2)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 09647063	10.52	03/02/2009

10.38(1)(2)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

10.39(1)(2)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	02/28/2011

10.40(1)(3)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-51952 091164905	10.2	11/06/2009

10.41	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-51952 10111584	10.1	08/09/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.42	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-51952 10111584	10.2	08/09/2010

10.43	Purchase and Sale Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as buyer and Alliance Coal, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, River View Coal, LLC, Sebree Mining, LLC, Tunnel Ridge, LLC and White County Coal, LLC, as originators	8-K	000-51952 141277070	10.1	12/10/2014

10.44	Sale and Contribution Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as seller and AROP Funding, LLC, as buyer	8-K	000-51952 141277070	10.2	12/10/2014

10.45	Receivables Financing Agreement, dated as of December 5, 2014, among Borrower, PNC Bank, National Association, as administrative agent as well as the letter of credit bank, the persons from time to time party thereto as lenders, the persons from time to time party thereto as letter of credit participants, and Alliance Coal, LLC, as initial servicer	8-K	000-51952 141277070	10.3	12/10/2014

10.46	Performance Guaranty, dated as of December 5, 2014, by AROP in favor of PNC Bank, National Association, as administrative agent	8-K	000-51952 141277070	10.4	12/10/2014

10.47	Master Lease Agreement, dated as of October 29, 2015, between Alliance Resource Operating Partners, L.P., Hamilton County Coal, LLC and White Oak Resources LLC, as lessees, and PNC Equipment Finance, LLC and the other lessors named therein.	8-K	000-51952 151198029	10.1	11/04/2015

10.48(1)(2)	Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan as amended by the Third Amendment and Fourth Amendment	10-K	000-51952 161460691	10.57	02/26/2016

10.49	First Amendment to the Receivables Financing Agreement, dated as of December 4, 2015	10-Q	000-51952 161634281	10.1	05/10/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.50	Second Amendment to the Receivables Financing Agreement, dated as of February 24, 2016	10-Q	000-51952 161634281	10.2	05/10/2016

10.51	Joinder Agreement, dated as of February 24, 2016, among Warrior Coal, LLC, Webster County Coal, LLC, White Oak Resources LLC and Hamilton County Coal, LLC, dated as of February 24, 2016	10-Q	000-51952 161634281	10.3	05/10/2016

10.52	Fourth Amended and Restated Credit Agreement, dated as of January, 27, 2017, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-51952 17567552	10.1	02/02/2017

10.53	First Amendment to Note Purchase Agreement, dated as of January 27, 2017, by and among Alliance Resource Operating Partners, L.P. and the subsidiary guarantors and various investors named thererin.	8-K	000-51952 17567552	10.2	02/02/2017

10.54	Third Amendment to the Receivables Financing Agreement, dated as of December 2, 2016	10-K	000-51952 17636378	10.54	02/24/2017

10.55

Amendment No. 1 dated April 3, 2017 to the Fourth Amended and Restated Credit Agreement, dated as of January, 27, 2017, by and among Alliance Resource Operating Partners, L.P., as borrower, the initial lenders, initial issuing banks and swingline bank named therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC and Citigroup Global Markets Inc. as joint lead arrangers, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and BOKF, NA DBA Bank of Oklahoma as joint bookrunners, Wells Fargo Bank, National Association, Citibank, N.A., and BOKF, NA DBA Bank of Oklahoma as syndication agents, and the other institutions named therein as documentation agents.

		8-K	000-51952 17732268	10.1	04/07/2017

10.56	Fourth Amendment to the Receivables Financing Agreement, dated as of November 27, 2017					☑

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.57	Fifth Amendment to the Receivables Financing Agreement, dated as of January 17, 2018					☑

10.58	Contribution Agreement, dated as of July 28, 2017, by and among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, ARM Holdings, Inc., MGP II, LLC and Alliance Holdings GP, L.P.	8-K	000-51952 17990775	10.1	07/28/2017

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers	10-K	000-51952 13656194	14.1	03/01/2013

21.1	List of Subsidiaries.					☑

23.1	Consent of Ernst &Young LLP.					☑

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated February 23, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

☑

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated February 23, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

☑

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated February 23, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☑

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated February 23, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☑

95.1	Federal Mine Safety and Health Act Information					☑

101	Interactive Data File (Form 10-K for the year ended December 31, 2017 filed in XBRL).					☑

* Filed herewith (or furnished, in case of Exhibits 32.1 and 32.2).

(1)	Denotes Alliance Resource Partners, L.P. filings.
(2)	Denotes management contract or compensatory plan or arrangement.
(3)

Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act, as amended, and the omitted material has been separately filed with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 23, 2018.

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

Signature	Title	Date

/s/ Joseph W. Craft III	President, Chief Executive Officer,	February 23, 2018
Joseph W. Craft III	and Director (Principal Executive Officer)

/s/ Brian L. Cantrell	Senior Vice President and	February 23, 2018
Brian L. Cantrell	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Wilson M. Torrence	Director	February 23, 2018
Wilson M. Torrence

/s/ Thomas M. Davidson	Director	February 23, 2018
Thomas M. Davidson

/s/ Robert J. Druten	Director	February 23, 2018
Robert J. Druten