Form 10-Q
period 2018-03-31
Alliance Holdings GP, L.P.
filed 2018-05-07
CIK 1344980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018,  59,863,000 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,700	$8,643
Trade receivables	157,798	181,671
Other receivables	229	146
Due from affiliates	11	25
Inventories, net	83,944	60,275
Advance royalties, net	2,856	4,510
Prepaid expenses and other assets	19,864	28,192
Total current assets	295,402	283,462
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,983,666	2,934,188
Less accumulated depreciation, depletion and amortization	(1,520,732)	(1,457,532)
Total property, plant and equipment, net	1,462,934	1,476,656
OTHER ASSETS:
Advance royalties, net	50,800	39,660
Equity method investments	158,669	147,964
Equity securities	110,122	106,398
Goodwill	136,399	136,399
Other long-term assets	30,442	30,712
Total other assets	486,432	461,133
TOTAL ASSETS	$2,244,768	$2,221,251

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$93,577	$97,371
Due to affiliates	—	771
Accrued taxes other than income taxes	20,307	20,366
Accrued payroll and related expenses	34,530	35,801
Accrued interest	12,499	5,005
Workers' compensation and pneumoconiosis benefits	10,769	10,729
Current capital lease obligations	28,948	28,613
Other current liabilities	16,732	19,071
Current maturities, long-term debt, net	40,000	72,400
Total current liabilities	257,362	290,127
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	386,703	415,937
Pneumoconiosis benefits	72,509	71,875
Accrued pension benefit	42,906	45,317
Workers' compensation	46,861	46,694
Asset retirement obligations	126,287	126,750
Long-term capital lease obligations	50,634	57,091
Other liabilities	20,055	14,587
Total long-term liabilities	745,955	778,251
Total liabilities	1,003,317	1,068,378

PARTNERS’ CAPITAL:
Alliance Holdings GP, L.P. ("AHGP") Partners' Capital:
Limited Partners – Common Unitholders 59,863,000 units outstanding	685,127	626,831
Accumulated other comprehensive loss	(34,087)	(34,820)
Total AHGP Partners' Capital	651,040	592,011
Noncontrolling interests	590,411	560,862
Total Partners’ Capital	1,241,451	1,152,873
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,244,768	$2,221,251

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

SALES AND OPERATING REVENUES:
Coal sales	$423,610	$438,744
Transportation revenues	19,785	9,596
Other sales and operating revenues	13,641	12,665
Total revenues	457,036	461,005

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	277,238	262,027
Transportation expenses	19,785	9,596
Outside coal purchases	1,374	—
General and administrative	17,145	16,447
Depreciation, depletion and amortization	61,848	65,127
Settlement gain	(80,000)	—
Total operating expenses	297,390	353,197

INCOME FROM OPERATIONS	159,646	107,808
Interest expense (net of interest capitalized for the three months ended March 31, 2018 and 2017 of $265 and $81, respectively)	(10,858)	(7,516)
Interest income	68	25
Equity method investment income	3,736	3,700
Equity securities income	3,724	—
Other (expense) income	(847)	533
INCOME BEFORE INCOME TAXES	155,469	104,550

INCOME TAX EXPENSE	(10)	(12)

NET INCOME	155,479	104,562

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(51,759)	(49,551)

NET INCOME ATTRIBUTABLE TO ALLIANCE HOLDINGS GP, L.P. ("NET INCOME OF AHGP")	$103,720	$55,011

BASIC AND DILUTED NET INCOME OF AHGP PER LIMITED PARTNER UNIT	$1.73	$0.92

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.7425	$0.55

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	59,863,000	59,863,000

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

NET INCOME	$155,479	$104,562

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan:
Amortization of prior service cost (1)	47	47
Amortization of net actuarial loss (1)	969	773
Total defined benefit pension plan adjustments	1,016	820

Pneumoconiosis benefits:
Amortization of net actuarial loss (gain) (1)	1	(567)
Total pneumoconiosis benefits adjustments	1	(567)

OTHER COMPREHENSIVE INCOME (LOSS)	1,017	253

COMPREHENSIVE INCOME	156,496	104,815

Less: Comprehensive income attributable to noncontrolling interests	(52,043)	(49,649)

COMPREHENSIVE INCOME ATTRIBUTABLE TO AHGP	$104,453	$55,166

(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 11 and 13 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE HOLDINGS GP, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:	$224,311	$176,552

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(51,525)	(30,346)
Increase (decrease) in accounts payable and accrued liabilities	(15)	2,144
Proceeds from sale of property, plant and equipment	7	453
Contributions to equity method investments	(11,400)	(9,287)
Distributions received from investments in excess of cumulative earnings	736	1,191
Net cash used in investing activities	(62,197)	(35,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	37,600	—
Payments under securitization facility	(70,000)	—
Borrowings under revolving credit facilities	70,000	—
Payments under revolving credit facilities	(100,000)	(25,000)
Payments on capital lease obligations	(6,974)	(6,678)
Payment of debt issuance costs	—	(6,664)
Contributions to consolidated company from affiliate noncontrolling interest	—	251
Net settlement of withholding taxes on ARLP’s issuance of units in deferred compensation plans	(2,081)	(2,988)
Contribution by limited partner - affiliate	—	800
Distributions paid by consolidated partnership to noncontrolling interests	(23,257)	(19,810)
Distributions paid to Partners	(44,449)	(32,925)
Other	(896)	(190)
Net cash used in financing activities	(140,057)	(93,204)
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,057	47,503
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,643	44,525
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,700	$92,028

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,995	$4,708

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$15,621	$10,376
Assets acquired by capital lease	$835	$—
Market value of ARLP common units issued under deferred compensation plans before tax withholding requirements	$6,142	$8,149

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

Organization

We are a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "AHGP."  We own directly and indirectly 100% of the members' interest in MGP, ARLP's sole general partner.  The ARLP Partnership is a diversified producer and marketer of coal to major United States ("U.S.") utilities and industrial users.  ARLP conducts substantially all of its business through its wholly owned subsidiary, the Intermediate Partnership.  Through our ownership of MGP, we own the 1.0001% managing general partner interest in the Intermediate Partnership.  ARLP and the Intermediate Partnership were formed in May 1999, to acquire upon completion of ARLP's initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc. ("ARH"), a Delaware corporation.  ARH is owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of AGP as well as the President and Chief Executive Officer and a Director of MGP, and Kathleen S. Craft.  SGP, a Delaware limited liability company, is owned by ARH. SGP owns 20,641,168 common units of AHGP's outstanding 59,863,000 units, 7,181 common units of ARLP and prior to the Exchange Transaction discussed below, owned a 0.01% special general partner interest in both ARLP and the Intermediate Partnership.

We are owned 100% by limited partners.  Our general partner, AGP, has a non-economic interest in us and is owned by Mr. Craft.

Exchange Transaction

In 2017, the board of directors of our general partner unanimously approved a transaction to simplify our partnership structure and on July 28, 2017, our wholly owned subsidiary, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its 0.99% managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  MGP is the sole general partner of ARLP following the Exchange Transaction, and no control, management or governance changes otherwise occurred.  We now own directly and indirectly 87,188,338 ARLP common units and a non-economic general partner interest in ARLP.  We continue to own, through MGP, a 1.0001% managing general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.

Simultaneously with the Exchange Transaction discussed above, MGP became a wholly owned subsidiary of MGP II, LLC ("MGP II"), which is directly and indirectly 100% owned by us and was created in connection with the Exchange Transaction.  As of March 31, 2018, MGP II held the 56,100,000 ARLP common units discussed above.

Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and operations and those of MGP, MGP II, ARLP (a variable interest entity of which AHGP is the primary beneficiary), ARLP's consolidated Intermediate Partnership and the Intermediate Partnership's operating subsidiaries and present the financial position as of March 31, 2018 and December 31, 2017, the results of operations, comprehensive income and cash flows for the three months ended March 31, 2018 and 2017.  ARLP and its consolidated subsidiaries represent virtually all the net assets and operations of AHGP.  All intercompany transactions and accounts have been eliminated.  See Note 8 – Variable Interest Entities for information regarding our consolidation of ARLP.

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

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2018.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the U.S.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of AHGP Partnership's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements.  Actual results could differ from those estimates.

Investments

The ARLP Partnership's investments and ownership interests in equity securities without readily determinable fair values in entities in which it does not have a controlling financial interest or significant influence are accounted for using a measurement alternative other than fair value which is historical cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same entity.  Distributions received on those investments are recorded as income unless those distributions are considered a return on investment in which case the historical cost is reduced.    The ARLP Partnership accounts for its ownership interests in Kodiak Gas Services, LLC ("Kodiak") as equity securities without readily determinable fair values.  See Note 9 – Investments for further discussion of this investment.

The ARLP Partnership's investments and ownership interests in entities in which it does not have a controlling financial interest are accounted for under the equity method of accounting if it has the ability to exercise significant influence over the entity.  Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of our investment and the underlying equity in the net assets of the joint venture at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference.

The ARLP Partnership's equity method investments include AllDale Minerals, LP ("AllDale I"), and AllDale Minerals II, LP ("AllDale II") (collectively "AllDale Minerals"), both held by the ARLP Partnership's affiliate Cavalier Minerals JV, LLC ("Cavalier Minerals"), and in AllDale Minerals III, LP ("AllDale III") which is held through the ARLP Partnership's subsidiary, Alliance Minerals.  AllDale III and AllDale Minerals are collectively referred to as the "AllDale Partnerships."  See Note 9 – Investments for further discussion of these investments.

The ARLP Partnership reviews its equity securities and its equity method investments for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other-than-temporary.

Revenue Recognition

Revenues from coal supply contracts with customers are recognized at the point in time when control of the coal passes to the customer.  The ARLP Partnership has determined that each ton of coal represents a separate and distinct performance obligation.  The ARLP Partnership's coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.  Transportation revenues represent the fulfillment costs incurred for the services provided to customers through third-party carriers and for which the ARLP Partnership is directly reimbursed.  Other sales and operating revenues primarily consist of transloading fees, administrative service revenues from its affiliates, mine safety services and products, other coal contract fees and other handling and service fees.  Performance obligations under these contracts are typically satisfied upon transfer of control of the goods or services to the customer which is determined by the contract and could be upon shipment or upon delivery.

The estimated transaction price from each of the ARLP Partnership's contracts is based on the total amount of consideration the ARLP Partnership expects to be entitled to under the contract.  Included in the transaction price for certain coal supply contracts is the impact of variable consideration, including quality price adjustments, handling services, government imposition claims, per ton price fluctuations based on certain coal sales price indices and anticipated payments in lieu of shipments.  The ARLP Partnership has constrained the expected value of variable consideration in its estimation of transaction price and only included this consideration to the extent that it is probable that a significant revenue reversal will not occur.  The estimated transaction price for each contract is allocated to its performance obligations based on relative standalone selling prices determined at contract inception.  Variable consideration is allocated to a specific part of the contract in many instances, such as if the variable consideration is based on production activities for coal delivered during a certain period or the outcome of a customer's ability to accept coal shipments over a certain period.

Contract assets are recorded as trade receivables and reported separately in the ARLP Partnership's consolidated balance sheet from other contract assets as title passes to the customer and its right to consideration becomes unconditional.  Payments for coal shipments are typically due within two to four weeks of performance.  The ARLP Partnership typically does not have material contract assets that are stated separately from trade receivables as its performance obligations are satisfied as control of the goods or services passes to the customer thereby granting the ARLP Partnership an unconditional right to receive consideration.  Contract liabilities relate to consideration received in advance of the satisfaction of the ARLP Partnership's performance obligations.  Contract liabilities are recognized as revenue at the point in time when control of the good or service passes to the customer.

2.           NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update "(ASU") 2017-07, Compensation–Retirement Benefits (Topic 715) ("ASU 2017-07").  ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost.  It also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.  ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The adoption of ASU 2017-07 did not have a material impact on our condensed consolidated financial statements.  The new presentation requirements in the guidance were applied retrospectively to all periods presented using the amounts of other components of net benefit cost previously disclosed in prior period footnotes.  The requirement under the guidance to only capitalize the service cost component was applied prospectively.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01").  ASU 2016-01 will require entities to measure equity investments at fair value and recognize any changes in fair value in net income. The guidance removes the cost method of accounting for equity investments without a readily determinable fair value but provides a new measurement alternative where entities may choose to measure those investments at cost, less any impairment, plus or minus any changes resulting from observable price changes in transactions for the same issuer.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09").  ASU 2014-09 is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The adoption of the new standard did not have a material impact on our condensed consolidated financial statements, but requires expanded disclosures including presenting, by type and by segment, revenues for all periods presented and expected revenues by year for performance obligations that are unsatisfied or partially unsatisfied as of the date of presentation.  The new standard allows for two methods of adoption: a full retrospective adoption method and a modified retrospective method.  We elected to use the modified retrospective method of adoption which allows a cumulative effect adjustment to equity as of the date of adoption.  As there was no change in the recognition pattern of our revenues, we did not have a cumulative effect adjustment upon adoption of the new standard.  See Note 10 – Revenue from Contracts with Customers for additional information.

New Accounting Standards Issued and Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking "expected loss" model that generally will result in earlier recognition of allowances for losses.  The new standard will require disclosure of significantly more information related to these items.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods.  We are currently evaluating the effect of adopting ASU 2016-13, but do not anticipate it will have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard's "capital" or "operating" classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The FASB continues to issue clarifications, updates and implementation guidance to ASU 2016-02 which we continue to monitor, such as ASU 2018-01, Leases (Topic 842) ("ASU 2018-01") which provides a land easement practical expedient for transition to Topic 842. This update allows for companies that did not previously recognize land easements as leases to continue this practice for existing leases, but will still require the evaluation of new lease arrangements, including land easements.

The ARLP Partnership has developed an assessment team to determine the effect of adopting ASU 2016-02.   As part of the assessment process, management has provided education and guidance to business units regarding the new standard.  The ARLP Partnership has also started compiling and reviewing its population of leases and assessing its systems and internal controls relating to its accounting for leases.  In addition to monitoring FASB activity regarding ASU 2016-02, the ARLP Partnership is continuing to monitor various non-authoritative groups with respect to implementation issues that could affect its assessment.

3.           CONTINGENCIES

On March 9, 2018, the ARLP Partnership finalized an agreement with a customer and certain of its affiliates to settle breach of contract litigation initiated by the ARLP Partnership in January 2015.  The agreement provided for a $93.0 million cash payment to the ARLP Partnership, execution of a new coal supply agreement with the customer, continued export transloading capacity for our Appalachian mines and the rights to acquire certain coal reserves for $2.0 million from an affiliate of the customer.  We estimated total consideration received in the agreement to be a $93.0 million cash payment.  The ARLP Partnership accrued $13.0 million of legal fees and associated incentive compensation costs related to this settlement which resulted in a net gain of $80.0 million reflected in the Settlement gain line item in our condensed consolidated statements of income.

We are not engaged in any material litigation.  Various lawsuits, claims and regulatory proceedings incidental to its business are pending against the ARLP Partnership.  The ARLP Partnership records accruals for potential losses related to these matters when, in management's opinion, such losses are probable and reasonably estimable.  Based on known facts and circumstances, the ARLP Partnership believes the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on the ARLP Partnership's financial condition, results of operations or liquidity.  However, if the results of these matters were different from management's current opinion and in amounts greater than the ARLP Partnership's accruals, then they could have a material adverse effect.

4.           INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)

Coal	$46,784	$22,825
Supplies (net of reserve for obsolescence of $5,254 and $5,149, respectively)	37,160	37,450
Total inventories, net	$83,944	$60,275

.

5.           FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	$—	$—	$6,800	$—	$—	$6,800

Additional disclosures:
Long-term debt	—	480,280	—	—	541,147	—
Total	$—	$480,280	$6,800	$—	$541,147	$6,800

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

6.           LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
	(in thousands)

ARLP Revolving Credit facility	$—	$30,000	$(6,818)	$(7,356)
ARLP Senior notes	400,000	400,000	(6,479)	(6,707)
ARLP Securitization facility	40,000	72,400	—	—
	440,000	502,400	(13,297)	(14,063)
Less current maturities	(40,000)	(72,400)	—	—
Total long-term debt	$400,000	$430,000	$(13,297)	$(14,063)

On January 27, 2017, the Intermediate Partnership entered into a Fourth Amended and Restated Credit Agreement (the "ARLP Credit Agreement") with various financial institutions.  The ARLP Credit Agreement provides for a $494.75 million revolving credit facility, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "ARLP Revolving Credit Facility"), with a termination date of May 23, 2019.  The ARLP Credit Agreement was amended on April 3, 2017 to extend the termination date of the ARLP Revolving Credit Facility as to $461.25 million of the $494.75 million of commitments to May 23, 2021 and effectuate certain other changes.

The ARLP Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the ARLP Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the ARLP Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Credit Facility was 4.07% as of March 31, 2018.  At March 31, 2018, the ARLP Partnership had $8.1 million of letters of credit outstanding with $486.7 million available for borrowing under the ARLP Revolving Credit Facility. The ARLP Partnership currently incurs an annual commitment fee of 0.35% on the undrawn portion of the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The ARLP Credit Agreement contains various restrictions affecting the Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by the Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the ARLP Credit Agreement). See Note 8 – Variable Interest Entities for further discussion of restrictions on the cash available for distribution. The ARLP Credit Agreement requires the Intermediate Partnership maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.75 to 1.0 and 16.0 to 1.0, respectively, for the trailing twelve months ended March 31, 2018.  The ARLP Partnership remains in compliance with the covenants of the ARLP Credit Agreement as of March 31, 2018.

On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("ARLP Senior Notes") in a private placement to qualified institutional buyers.  The ARLP Senior Notes have a term of eight years maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the ARLP Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem up to 35% of the aggregate principal amount of the ARLP Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the ARLP Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the ARLP Senior Notes.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem the ARLP Senior Notes at a redemption price equal to the principal amount of the ARLP Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.

On December 5, 2014, certain direct and indirect wholly owned subsidiaries of the Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("ARLP Securitization Facility").  Under the ARLP Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The ARLP Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in January 2018 and matures in January 2019. At March 31, 2018, the ARLP Partnership had $40.0 million outstanding under the Securitization Facility.

On October 6, 2015, Cavalier Minerals (see Note 8 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II," the parent of ARH), (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c)

foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly, and matures on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of the principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of March 31, 2018, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

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

The following table summarizes the components of noncontrolling interests recorded in Partners' Capital for the periods indicated:

	March 31,	December 31,
	2018	2017
	(in thousands)
Noncontrolling interests reflected in Partners' Capital:
Affiliate (SGP)	$(303,813)	$(303,817)
Non-Affiliates (ARLP's non-affiliate limited partners)	905,726	876,451
Affiliate (Cavalier Minerals) (See Note 8 - Variable Interest Entities)	5,334	5,348
Accumulated other comprehensive loss attributable to noncontrolling interests	(16,836)	(17,120)
Total noncontrolling interests	$590,411	$560,862

The noncontrolling interest designated as Affiliate (SGP) represents SGP's limited partner interest in ARLP and, prior to the Exchange Transaction, SGP's 0.01% general partner interest in ARLP and 0.01% general partner interest in the Intermediate Partnership (See Note 1 – Organization and Presentation).

The noncontrolling interest designated as Non-Affiliates represents the limited partners' interest in ARLP controlled through the common unit ownership, excluding the 87,188,338 common units of ARLP held directly and indirectly by us (See Note 1 – Organization and Presentation).  The total obligation associated with ARLP's Long-Term Incentive Plan ("ARLP LTIP"), MGP Amended and Restated Deferred Compensation Plan for Directors ("MGP Deferred Compensation Plan") and the Supplemental Executive Retirement Plan ("SERP") are also included in the Non-Affiliates component of noncontrolling interest (See Note 12 – Compensation Plans).

The following table summarizes net income attributable to each component of the noncontrolling interests for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net income attributable to noncontrolling interest:
Affiliate (SGP)	$8	$17
Non-Affiliates (ARLP's non-affiliate limited partners)	51,603	49,386
Affiliates (Cavalier Minerals)	148	148
	$51,759	$49,551

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Distributions paid to noncontrolling interests:
Affiliate (SGP) (1)	$4	$9
Non-Affiliates (ARLP's non-affiliate limited partners) (1)	23,253	19,801
	$23,257	$19,810

(1)	Distributions paid to noncontrolling interests, in the table above, represent ARLP's quarterly distributions in accordance with the ARLP partnership agreement.

The Affiliate (SGP) component of noncontrolling interests represents SGP's cumulative investment basis in the net assets of the ARLP Partnership.  SGP's investment basis as of March 31, 2018 and December 31, 2017 reflects various transactions associated with the ARLP Partnership's formation and initial public offering in 1999, the cumulative amount of nominal ARLP Partnership income allocations and distributions to SGP, nominal contributions by SGP to ARLP and the Intermediate Partnership to maintain its previous general partner interests in the ARLP Partnership and nominal net income allocations related to SGP's new limited partner interests obtained in the recent Exchange Transaction (See Note 1 – Organization and Presentation).

The following tables present the change in Partners' Capital for the three months ended March 31, 2018 and 2017:

	Alliance Holdings GP, L.P.
		Accumulated Other
	Limited Partners'	Comprehensive	Noncontrolling	Total Partners'
	Capital	Income (Loss)	Interest	Capital
	(in thousands)

Balance at January 1, 2018	$626,831	$(34,820)	$560,862	$1,152,873
Net income	103,720	—	51,759	155,479
Other comprehensive income	—	733	284	1,017
Settlement of directors deferred compensation	(119)	—	—	(119)
Vesting of ARLP Long-Term Incentive Plan	—	—	(2,081)	(2,081)
Simplification fees	(734)	—	—	(734)
Common unit-based compensation	(122)	—	3,006	2,884
Distributions on ARLP common unit-based compensation	—	—	(1,062)	(1,062)
Distributions to AHGP Partners	(44,449)	—	(22,195)	(66,644)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(162)	(162)
Balance at March 31, 2018	$685,127	$(34,087)	$590,411	$1,241,451

	Alliance Holdings GP, L.P.
		Accumulated Other
	Limited Partners'	Comprehensive	Noncontrolling	Total Partners'
	Capital	Income (Loss)	Interest	Capital
	(in thousands)

Balance at January 1, 2017	$598,077	$(16,550)	$516,122	$1,097,649
Net income	55,011	—	49,551	104,562
Other comprehensive income	—	155	98	253
Settlement of directors deferred compensation	(14)	—	—	(14)
Vesting of ARLP Long-Term Incentive Plan	—	—	(2,988)	(2,988)
Common unit-based compensation	(103)	—	2,884	2,781
Distributions on ARLP common unit-based compensation	—	—	(862)	(862)
Contributions to consolidated company from affiliate noncontrolling interest	—	—	251	251
Distributions paid by consolidated company	—	—	(190)	(190)
Contributions by limited partner - affiliate	800	—	—	800
Distributions to AHGP Partners	(32,925)	—	—	(32,925)
Distributions paid by consolidated partnership to noncontrolling interest	—	—	(18,948)	(18,948)
Balance at March 31, 2017	$620,846	$(16,395)	$545,918	$1,150,369

.

8.           VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, the ARLP Partnership's subsidiary, Alliance Minerals, and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals, which was formed to indirectly acquire oil and gas mineral interests, initially through its 71.7% noncontrolling ownership interest in AllDale I and subsequently through its 72.8% noncontrolling ownership interest in AllDale II.  Bluegrass Minerals is owned and controlled by the ARH Officer discussed in Note 6 – Long-Term Debt and is Cavalier Minerals' managing member.  Alliance Minerals and Bluegrass Minerals initially committed funding of $48.0 million and $2.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed funding of $49.0 million to

AllDale I.  On October 6, 2015, Alliance Minerals and Bluegrass Minerals committed to fund an additional $96.0 million and $4.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed to fund $100.0 million to AllDale II.  Alliance Minerals and Bluegrass Minerals contributed $143.1 million and $6.0 million, respectively, to Cavalier Minerals, which sufficiently completed funding to Cavalier Minerals for these commitments.

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

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Alliance Minerals	$3,888	$4,563
Bluegrass Minerals	162	190

Alliance Minerals' ownership interest in Cavalier Minerals is 96%.  The remainder of the equity ownership is held by Bluegrass Minerals.  The ARLP Partnership has consolidated Cavalier Minerals' financial results as it concluded that Cavalier Minerals is a variable interest entity ("VIE") and the ARLP Partnership is the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually has both the power and the benefits related to Cavalier Minerals and the ARLP Partnership is most closely aligned with Cavalier Minerals through its substantial equity ownership.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), a wholly owned subsidiary of SGP, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by the President and Chief Executive Officer of MGP, entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, the ARLP Partnership entered into various coal reserve leases with WKY CoalPlay.  During the three months ended March 31, 2018, the ARLP Partnership paid $10.8 million of advanced royalties to WKY CoalPlay.  As of March 31, 2018, the ARLP Partnership had $40.7 million of advanced royalties outstanding under the leases, which is reflected in the Advance royalties, net line items in our condensed consolidated balance sheets.

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

The ARLP Partnership

ARLP is a publicly-traded master limited partnership (NASDAQ ticker "ARLP") created in 1999 to acquire certain coal production and marketing assets of ARH.  As of March 31, 2018, AHGP held directly and indirectly 66.6%

of the limited partnership interests in ARLP in addition to a non-economic general partner interest in the ARLP Partnership through its 100% ownership of MGP.  The limited partners do not have substantive kick-out rights to remove the general partner nor do they have substantive participating rights in the activities of ARLP, therefore we determined that ARLP is a variable interest entity.  To determine the primary beneficiary of ARLP, we considered that AHGP through its 100% ownership of MGP has the sole ability to direct the activities of ARLP and with its ownership of 66.6% limited partner interest, has economic benefit that is significant to ARLP.  As a result we determined that AHGP has both the power and benefits with respect to ARLP and is therefore the primary beneficiary and consolidates ARLP.

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

9.            INVESTMENTS

AllDale Minerals

In November 2014, Cavalier Minerals (see Note 8 – Variable Interest Entities), was created to indirectly purchase, through its equity investments in AllDale Minerals, oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  In February 2017, Alliance Minerals, which is included in our Other and Corporate category (see Note 14 – Segment Information), committed to directly (rather than through Cavalier Minerals) invest $30.0 million in AllDale III which was created for similar investment purposes.  The ARLP Partnership accounts for its ownership interest in the income or loss of the AllDale Partnerships as equity method investments.  The ARLP Partnership records equity income or loss based on the AllDale Partnerships' individual distribution structures.  The changes in the ARLP Partnership's  aggregate equity method investment in the AllDale Partnerships for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Beginning balance	$147,964	$138,817
Contributions	11,400	9,287
Equity method investment income	3,736	3,700
Distributions received	(4,431)	(4,752)
Ending balance	$158,669	$147,052

Kodiak

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  This structured investment provides the ARLP Partnership with a quarterly cash or payment-in-kind return.  The ARLP Partnership's ownership interests in Kodiak are senior to all other Kodiak equity interests and subordinate only to Kodiak's senior secured debt facility.    The ARLP Partnership accounts for its ownership interests in Kodiak as equity securities without readily determinable fair values.  It is not practicable to estimate the fair value of the ARLP Partnership's investment in Kodiak because of the lack of a quoted market price for its ownership interests, therefore the ARLP Partnership uses a measurement alternative other than fair value to account for its investment.    The changes in the ARLP Partnership's investment in Kodiak for the three months ended March 31, 2018 were as follows:

Three Months Ended
March 31,
2018
(in thousands)
Beginning balance	$106,398
Payment-in-kind distributions received	3,724
Ending balance	$110,122

10.

10.         REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 14 – Segment Information, for the three months ended March 31, 2018 and 2017.

	Illinois		Other and
	Basin	Appalachia	Corporate	Elimination	Consolidated
	(in thousands)
Three Months Ended March 31, 2018

Coal sales	$276,065	$145,289	$7,711	$(5,455)	$423,610
Transportation revenues	18,271	1,514	—	—	19,785
Other sales and operating revenues	569	829	16,533	(4,290)	13,641
Total revenues	$294,905	$147,632	$24,244	$(9,745)	$457,036

Three Months Ended March 31, 2017

Coal sales	$266,928	$167,773	$15,248	$(11,205)	$438,744
Transportation revenues	7,855	1,741	—	—	9,596
Other sales and operating revenues	772	730	15,276	(4,113)	12,665
Total revenues	$275,555	$170,244	$30,524	$(15,318)	$461,005

The following table illustrates the amount of the ARLP Partnership's transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2018 and disaggregated by segment and contract duration.

				2021 and
	2018	2019	2020	Thereafter	Total
	(in thousands)

Illinois Basin coal revenues	$740,763	$312,605	$238,386	$51,790	$1,343,544
Appalachia coal revenues	470,006	284,994	157,843	38,224	951,067
Other and Corporate coal revenues	61,346	22,666	—	—	84,012
Elimination	(47,028)	(17,035)	—	—	(64,063)
Total coal revenues (1)	$1,225,087	$603,230	$396,229	$90,014	$2,314,560

11.         WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)

Beginning balance	$54,439	$48,131
Accruals increase	2,641	1,974
Payments	(2,797)	(2,925)
Interest accretion	363	420
Ending balance	$54,646	$47,600

The ARLP Partnership limits its exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  The ARLP Partnership's workers' compensation liability above is presented on a gross basis and does not include the ARLP Partnership's expected receivables on its insurance policy.  The ARLP Partnership's receivables for traumatic injury claims under this policy as of March 31, 2018 are $9.0 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of the ARLP Partnership's mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Service cost	$630	$546
Interest cost (1)	635	629
Net amortization (1)	1	(567)
Net periodic benefit cost	$1,266	$608

(1)	Interest cost and net amortization is included in the Other income (expense) line item within our condensed consolidated statements of income (see Note 2. New Accounting Standards).

.

12.         COMPENSATION PLANS

ARLP Long-Term Incentive Plan

The ARLP Partnership has the ARLP LTIP for certain employees and officers of MGP and its affiliates who perform services for the ARLP Partnership.  The ARLP LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance based vesting requirements, entitle the ARLP LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to review and approval of the MGP Compensation Committee (the "Compensation Committee").  Vesting of all grants outstanding is subject to the satisfaction of certain financial tests, which management currently believes is probable.  Grants issued to ARLP LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants.  The ARLP Partnership accounts for forfeitures of non-vested ARLP LTIP grants as they occur. The ARLP Partnership expects to settle the non-vested ARLP LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of ARLP LTIP participants.  As provided under the distribution equivalent rights ("DERs") provisions of the ARLP LTIP and the terms of the ARLP LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or at the discretion of the MGP Compensation Committee, in lieu of cash, phantom units credited to a bookkeeping account with value, equal to the cash distributions we make to unitholders during the vesting period.

A summary of non-vested ARLP LTIP grants as of and for the three months ended March 31, 2018 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2018	1,694,026	$19.62	$33,372
Granted	511,305	20.40
Vested (1)	(290,706)	37.18
Forfeited	(16,930)	16.19
Non-vested grants at March 31, 2018	1,897,695	17.17	33,494

(1)

During the three months ended March 31, 2018, the ARLP Partnership issued 191,858 unrestricted common units to the ARLP LTIP participants.  The remaining vested units were settled in cash to satisfy tax withholding obligations of the ARLP LTIP participants.

ARLP LTIP expense was $2.7 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.  The total obligation associated with the ARLP LTIP as of March 31, 2018 was $13.6 million and is included in Noncontrolling interests line item in our condensed consolidated balance sheets.  As of March 31, 2018, there was $18.9 million in total unrecognized compensation expense related to the non-vested ARLP LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.5 years.

After consideration of the January 1, 2018 vesting and subsequent issuance of 191,858 common units, approximately 2.1 million units remain available under the ARLP LTIP for issuance in the future, assuming all grants issued in 2018, 2017 and 2016 and currently outstanding are settled with ARLP common units without reduction for tax withholding, no future forfeitures occur and DERs continue being paid in cash versus additional phantom units.

AHGP Long-Term Incentive Plan

We have also adopted a Long-Term Incentive Plan (the "AHGP LTIP") for employees, directors and consultants of our general partner and its affiliates, including the ARLP Partnership.  Grants under the AHGP LTIP are to be made in AHGP restricted units, which are "phantom" units that entitle the grantee to receive either a common unit or equivalent amount of cash upon the vesting of the phantom unit.  The aggregate number of common units reserved for issuance under the AHGP LTIP is 5,215,000.  There have been no grants under the AHGP LTIP as of March 31, 2018.

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

A summary of SERP and MGP Deferred Compensation Plan activity as of and for the three months ended March 31, 2018 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2018	561,784	$28.64	$11,067
Granted	18,676	18.53
Issued (1)	(10,364)	27.92
Phantom units outstanding as of March 31, 2018	570,096	28.32	10,062

(1)

During the three months ended March 31, 2018, the ARLP Partnership issued 7,181 ARLP common units to a participant under the SERP.  Units issued to this participant were net of units settled in cash to satisfy tax withholding obligations.

Total SERP and MGP Deferred Compensation Plan expense was $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, the total obligation associated with the SERP and MGP Deferred Compensation Plan was $16.1 million and is included in Noncontrolling interests line item in our condensed consolidated balance sheet.

A summary of the AGP Deferred Compensation Plan activity as of and for the three months ended March 31, 2018 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of December 31, 2017	23,923	$35.36	$641
Granted	638	26.46
Issued	(9,851)	20.52
Phantom units outstanding as of March 31, 2018	14,710	44.92	368

Total AGP Deferred Compensation Plan expense was $16,881 and $14,392 for the three months ended March 31, 2018 and 2017, respectively.  The total obligation associated with the AGP Deferred Compensation Plan as of March 31, 2018 was $0.7 million and is included in Limited partners – Common Unitholders line item in our condensed consolidated balance sheets.

13.         COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of the ARLP Partnership's mining operations participate in a defined benefit plan (the "Pension Plan") sponsored by the ARLP Partnership.  The Pension Plan is currently closed to new applicants and participants in the Pension Plan are no longer receiving benefit accruals for service.    The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Interest cost	$1,116	$1,135
Expected return on plan assets	(1,436)	(1,252)
Amortization of prior service cost	47	47
Amortization of net loss	969	773
Net periodic benefit cost (1)	$696	$703

(1)	Net periodic benefit cost for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income (see Note 2. New Accounting Standards).

During the three months ended March 31, 2018, the ARLP Partnership made contribution payments of $0.7 million to the Pension Plan for the 2017 plan year and $1.5 million for the 2018 plan year.  On April 13, 2018, the ARLP Partnership made a contribution payment of $0.7 million for the 2018 plan year.

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex, (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines, (c) Warrior Coal, LLC's mining complex, (d) River View Coal, LLC's mining complex and (e) Hamilton County Coal, LLC's mining complex.  The Gibson North mine was idled in the fourth quarter of 2015 in response to market conditions but is expected to resume production in May 2018.

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

Other and Corporate includes the ARLP Partnership and AHGP's marketing and administrative activities, Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities, Alliance Coal's coal brokerage activity, Mid-America Carbonates, LLC ("MAC"), certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's  prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, Alliance Minerals, and its affiliate, Cavalier Minerals (Note 8 – Variable Interest Entities), both of which hold equity investments in various AllDale Partnerships (Note 9 – Investments), the ARLP Partnership's investment in Kodiak (Note 9 – Investments), and AROP Funding and Alliance Finance (both discussed in Note 6 – Long-Term Debt).

Reportable segment results as of and for the three months ended March 31, 2018 and 2017 are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended March 31, 2018

Revenues - Outside	$289,518	$147,565	$19,953	$—	$457,036
Revenues - Intercompany	5,387	67	4,291	(9,745)	—
Total revenues (2)	294,905	147,632	24,244	(9,745)	457,036

Segment Adjusted EBITDA Expense (3)	181,803	92,498	12,798	(7,640)	279,459
Segment Adjusted EBITDA (4)	94,830	53,621	18,906	(2,105)	165,252
Total assets	1,425,798	463,857	523,660	(168,547)	2,244,768
Capital expenditures	37,448	13,376	701	—	51,525

Three Months Ended March 31, 2017

Revenues - Outside	$264,350	$170,244	$26,411	$—	$461,005
Revenues - Intercompany	11,205	—	4,113	(15,318)	—
Total revenues (2)	275,555	170,244	30,524	(15,318)	461,005

Segment Adjusted EBITDA Expense (3)	161,437	95,317	17,838	(13,098)	261,494
Segment Adjusted EBITDA (4)	106,263	73,187	16,386	(2,221)	193,615
Total assets	1,426,551	479,375	420,876	(117,989)	2,208,813
Capital expenditures	17,189	12,780	377	—	30,346

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Segment Adjusted EBITDA Expense	$279,459	$261,494
Outside coal purchases	(1,374)	—
Other (expense) income	(847)	533
Operating expenses (excluding depreciation, depletion and amortization)	$277,238	$262,027

(4)

Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and settlement gain.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to the ARLP Partnership's revenues and operating expenses, which are primarily controlled by its segments.  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Consolidated Segment Adjusted EBITDA	$165,252	$193,615
General and administrative	(17,145)	(16,447)
Depreciation, depletion and amortization	(61,848)	(65,127)
Settlement gain	80,000	—
Interest expense, net	(10,790)	(7,491)
Income tax benefit	10	12
Net income	$155,479	$104,562

.

15.         SUBSEQUENT EVENTS

On April 27, 2018, we declared a quarterly distribution for the quarter ended March 31, 2018 of $0.7475 per unit on all common units outstanding, totaling approximately $44.7 million, payable on May 18, 2018 to all unitholders of record as of May 11, 2018.

Simplification Transactions

On February 22, 2018, the board of directors of ARLP's general partner and the board of directors of our general partner approved a simplification agreement (the "Simplification Agreement"), pursuant to which, among other things, through a series of transactions (the "Simplification Transactions"), (i) we would become a wholly owned subsidiary of ARLP, (ii) all of our issued and outstanding common units would be canceled and converted into the right to receive all of the ARLP common units held by us and our subsidiaries,  (iii) in exchange for a number of ARLP common units calculated pursuant to the Simplification Agreement, MGP's 1.0001% general partner interest in the Intermediate Partnership and MGP's 0.001% managing member interest in Alliance Coal would be contributed to the ARLP Partnership, and (iv) MGP will remain the sole general partner of ARLP, and no control, management, or governance changes with respect to ARLP's business is expected to occur.

The consummation of the Simplification Transactions requires the SEC declare the effectiveness of a registration statement on Form S-4 under the Securities Act of 1933 to register the distribution of the ARLP common units currently held by us and our subsidiaries to our unitholders upon closing of the Simplification Transactions. ARLP filed a preliminary Form S-4 on March 29, 2018, which was declared effective on April 26, 2018.  The consummation of the

Simplification Transactions also requires the affirmative vote or consent of the holders of a majority of our outstanding common units.  We mailed consent solicitation statements to our unitholders of record as of April 25, 2018. Certain of our unitholders, which collectively owned a majority of our outstanding common units as of the consent record date, have delivered written consents approving the Simplification Agreement pursuant to a support agreement.  The Simplification Transactions are expected to close during the second quarter of 2018 subsequent to our quarterly distributions discussed above and the filing of this Form 10-Q. The closing of the Simplification Transactions will result in our no longer being a publicly traded company.

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

Summary

Our cash flows currently consist primarily of distributions from ARLP for our ARLP partnership interests.  We reflect our ownership interest in the ARLP Partnership on a consolidated basis, which means that our financial results are combined with the ARLP Partnership's financial results and the results of our other subsidiaries.  The earnings of the ARLP Partnership allocated to its limited partners' interest not owned by us and allocated to SGP's general partner interests in the ARLP Partnership prior to the Exchange Transaction discussed below are reflected as a noncontrolling interest in our condensed consolidated statement of income and balance sheet.  In addition to the ARLP Partnership, our results of operations include the results of operations of MGP II and MGP, our indirect wholly owned subsidiaries.

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

•

Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex ("Dotiki"), (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines, (c) Warrior Coal, LLC's mining complex ("Warrior"), (d) River View Coal, LLC's mining complex ("River View") and (e) Hamilton County Coal, LLC's mining complex ("Hamilton").  The Gibson North mine was idled in the fourth quarter of 2015 in response to market conditions but is expected to resume production in May 2018.

The Illinois Basin reportable segment also includes White County Coal, LLC's Pattiki mining complex ("Pattiki"), Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine ("Elk Creek"), the Pleasant View surface mineable reserves and the Fies underground project, Sebree Mining, LLC's mining complex, which includes the Onton mine, Steamport, LLC and certain reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal").  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  The Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.  UC Coal equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

•

Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex ("Mettiki"), the Tunnel Ridge, LLC mining complex ("Tunnel Ridge"), and the MC Mining, LLC mining complex ("MC Mining").  Mettiki includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

•

Other and Corporate includes marketing and administrative activities, Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC ("Matrix Design") and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD, Alliance Design Group, LLC, ASI's ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities, Alliance Coal's coal brokerage activity, Mid-America Carbonates, LLC's manufacturing and sales (primarily to the ARLP Partnership's mines) of rock dust, certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's legacy workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, Alliance Minerals, LLC ("Alliance Minerals") which holds direct equity investments in AllDale Minerals III, LP (AllDale III") and Alliance Minerals' affiliate, Cavalier Minerals JV, LLC ("Cavalier Minerals"), both of which hold equity investments in AllDale Minerals, LP and AllDale Minerals II, LP (collectively with AllDale III, the "AllDale Partnerships"), Alliance Mineral's investment in Kodiak Gas Services, LLC ("Kodiak"), AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance").  Please read "Item 1. Financial Statements (Unaudited) – Note 6. Long-term Debt", "– Note 8. Variable Interest Entities" and "– Note 9. Investments" of this Quarterly Report on Form 10-Q for more information on AROP Funding, Alliance Finance, Alliance Minerals, Cavalier Minerals, the AllDale Partnerships and Kodiak.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We reported net income attributable to  AHGP of $103.7 million for the three months ended March 31, 2018 ("2018 Quarter") compared to $55.0 million for the three months ended March 31, 2017 ("2017 Quarter"). The increase of $48.7 million was principally due to an $80.0 million net gain on settlement of litigation, distributions of additional preferred interests received from our recent investment in gas compression services and lower depreciation, depletion, and amortization, partially offset by lower revenues and increased operating expenses.  Total revenues decreased to $457.0 million in the 2018 Quarter compared to $461.0 million in the 2017 Quarter, as coal sales revenues declined due to lower coal sales volumes resulting from weather-related transportation disruptions, along with lower coal sale prices.

Regarding our increase in net income resulting from higher ARLP quarterly distributions, the increased distributions from ARLP resulted from (a) ARLP's 17.7% higher quarterly unit distribution rate and (b) the increased number of ARLP common units we hold resulting from the Exchange Transaction discussed below.  Higher distributions to us from ARLP increases our income allocation from the ARLP Partnership because the net income is first allocated to us based on quarterly distribution amounts and then the remaining undistributed net income or losses are allocated to us based on our percentage ownership of ARLP's outstanding common units.  Our percentage ownership of ARLP's total common units outstanding increased as a result of the Exchange Transaction.  The combination of the increase in quarterly distributions declared by ARLP and the common units we received in the Exchange Transaction resulted in a larger distribution to us versus if the Exchange Transaction had not occurred.

On July 28, 2017, our wholly owned subsidiary, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interests in ARLP and issuance of a non-economic general partner interest to MGP.  We own directly and indirectly 87,188,338 ARLP common units and a non-economic general partner interest in ARLP.  We continue to own, through MGP, a 1.0001% managing general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.  Please read "Item 1. Financial Statements (Unaudited) – Note 1. Organization and Presentation" of this Quarterly Report on Form 10-Q for more information on the Exchange Transaction.

	Three Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)		(per ton sold)
Tons sold	9,398	9,610	N/A	N/A
Tons produced	10,482	10,218	N/A	N/A
Coal sales	$423,610	$438,744	$45.07	$45.65
Operating expenses and outside coal purchases	$278,612	$262,027	$29.65	$27.27

Coal sales.  Coal sales decreased $15.1 million or 3.4% to $423.6 million for the 2018 Quarter from $438.7 million for the 2017 Quarter.  The decrease was attributable to a volume variance of $9.7 million resulting from reduced tons sold and a price variance of $5.4 million due to lower average coal sales prices.  Lower sales volumes in the 2018 Quarter reflect weather-related transportation disruptions, particularly at the Tunnel Ridge and Hamilton mines, partially offset by an increased sales performance at the Warrior and River View mines compared to the 2017 Quarter.  As anticipated, average coal sales prices decreased $0.58 per ton sold in the 2018 Quarter to $45.07 compared to $45.65 per ton sold in the 2017 Quarter, primarily as a result of the expiration of higher-priced legacy contracts offset in part by higher price realizations at the Hamilton, MC Mining and Tunnel Ridge mines.  Coal production volumes increased 2.6% to 10.5 million tons in the 2018 Quarter compared to 10.2 million tons in the 2017 Quarter.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 6.3% to $278.6 million for the 2018 Quarter from $262.0 million for the 2017 Quarter and operating expenses and outside coal purchases per ton increased $2.38 per ton sold to $29.65 compared to $27.27 per ton sold in the 2017 Quarter, primarily due to an increased sales mix of higher-cost production in the 2018 Quarter resulting from weather-related transportation disruptions at the Tunnel Ridge and Hamilton longwall operations and reduced recoveries at several mines.  The most significant operating expense variances by category are discussed below:

•

Material and supplies expenses per ton produced increased 15.6% to $10.18 per ton in the 2018 Quarter from $8.81 per ton in the 2017 Quarter.  The increase of $1.37 per ton produced resulted primarily from increases of

$0.45 per ton for contract labor used in the mining process, $0.37 per ton for roof support, $0.27 per ton for power and fuel used in the mining process and $0.13 per ton for other outside services; and

•

Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes increased $0.22 per produced ton sold in the 2018 Quarter compared to the 2017 Quarter primarily as a result of reduced sales of lower priced Tunnel Ridge shipments in the 2018 Quarter due to transportation disruptions discussed above.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $61.8 million in the 2018 Quarter from $65.1 million in the 2017 Quarter.  The decrease of $3.3 million resulted primarily from the previously mentioned decrease in sales volumes at the Tunnel Ridge mine in the 2018 Quarter.

Settlement gain.  During the 2018 Quarter, the ARLP Partnership finalized an agreement with a customer and certain of its affiliates to settle litigation initiated by the ARLP Partnership in 2015.  The agreement provided for a $93.0 million cash payment to the ARLP Partnership in the 2018 Quarter, future conditional  coal supply commitments, continued export transloading capacity for the ARLP Partnership's Appalachian mines and the rights to acquire certain coal reserves near the ARLP Partnership's Tunnel Ridge operation.  A settlement gain of $80.0 million was recorded in the 2018 Quarter reflecting the cash payment received net of $13.0 million of legal fees and associated incentive compensation.

Interest expense. Interest expense, net of capitalized interest, increased to $10.9 million in the 2018 Quarter from $7.5 million in the 2017 Quarter primarily due to interest incurred under the ARLP Partnership's Senior Notes issued in April 2017 offset in part by reduced borrowings under the ARLP Partnership's revolving credit facility and the payment of the ARLP Partnership's Series B Senior Notes in the 2017 Quarter.  Total debt was $440 million and $525 million as of March 31, 2018 and 2017, respectively.  Interest payable under the ARLP Partnership's Senior Notes, revolving credit facility and Series B Senior Notes is discussed below under "–Debt Obligations."

Equity securities income.  Distributions of additional preferred interests received from the ARLP Partnership's recent Kodiak investment contributed $3.7 million of equity securities income during the 2018 Quarter.  Please read "Item 1. Financial Statements (Unaudited) – Note 9. Investments" of this Quarterly Report on Form 10-Q for more information on Kodiak.

Transportation revenues and expenses.  Transportation revenues and expenses were $19.8 million and $9.6 million for the 2018 and 2017 Quarters, respectively.  The increase of $10.2 million was primarily attributable to increased tonnage for which the ARLP Partnership arranges third-party transportation at certain mines and an increase in average third-party transportation rates in the 2018 Quarter both primarily due to increased export shipments.  The cost of third-party transportation services are passed through to the ARLP Partnership's customers.

Net income attributable to noncontrolling interests.  The net income attributable to noncontrolling interest was $51.8 and $49.6 million for the 2018 and 2017 Quarters, respectively.  The difference of $2.2 million is due to increased net income partially offset by the decreased percentage allocation of AHGP's net income to noncontrolling interests as a result of the Exchange Transaction discussed above.

Segment Adjusted EBITDA.  Our 2018 Quarter Segment Adjusted EBITDA decreased $28.3 million, or 14.6%, to $165.3 million from the 2017 Quarter Segment Adjusted EBITDA of $193.6 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Three Months Ended
	March 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$94,830	$106,263	$(11,433)	(10.8)%
Appalachia	53,621	73,187	(19,566)	(26.7)%
Other and Corporate	18,906	16,386	2,520	15.4%
Elimination	(2,105)	(2,221)	116	5.2%
Total Segment Adjusted EBITDA (1)	$165,252	$193,615	$(28,363)	(14.6)%

Tons sold
Illinois Basin	7,008	6,665	343	5.1%
Appalachia	2,390	2,930	(540)	(18.4)%
Other and Corporate	181	342	(161)	(47.1)%
Elimination	(181)	(327)	146	44.6%
Total tons sold	9,398	9,610	(212)	(2.2)%

Coal sales
Illinois Basin	$276,065	$266,928	$9,137	3.4%
Appalachia	145,289	167,773	(22,484)	(13.4)%
Other and Corporate	7,711	15,248	(7,537)	(49.4)%
Elimination	(5,455)	(11,205)	5,750	51.3%
Total coal sales	$423,610	$438,744	$(15,134)	(3.4)%

Other sales and operating revenues
Illinois Basin	$569	$772	$(203)	(26.3)%
Appalachia	829	730	99	13.6%
Other and Corporate	16,533	15,276	1,257	8.2%
Elimination	(4,290)	(4,113)	(177)	(4.3)%
Total other sales and operating revenues	$13,641	$12,665	$976	7.7%

Segment Adjusted EBITDA Expense
Illinois Basin	$181,803	$161,437	$20,366	12.6%
Appalachia	92,498	95,317	(2,819)	(3.0)%
Other and Corporate	12,798	17,838	(5,040)	(28.3)%
Elimination	(7,640)	(13,098)	5,458	41.7%
Total Segment Adjusted EBITDA Expense (1)	$279,459	$261,494	$17,965	6.9%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

Illinois Basin – Segment Adjusted EBITDA decreased 10.8% to $94.8 million in the 2018 Quarter from $106.3 million in the 2017 Quarter.  The decrease of $11.5 million was primarily attributable to increased operating expenses partially offset by higher coal sales, which increased 3.4% to $276.1 million in the 2018 Quarter from $266.9 million in the 2017 Quarter.  The increase of $9.2 million in coal sales reflects higher coal sales volumes of 7.0 million tons sold in the 2018 Quarter compared to 6.7 million tons sold in the 2017 Quarter, primarily due to increased sales volumes at the

Warrior and River View mines, partially offset by lower average coal sales prices of $39.39 in the 2018 Quarter compared to $40.05 in the 2017 Quarter.  Reduced coal sales price realizations in the 2018 Quarter reflect the expiration of higher-priced legacy contracts.  Segment Adjusted EBITDA Expense increased 12.6% to $181.8 million in the 2018 Quarter from $161.4 million in the 2017 Quarter due to increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $1.72 per ton sold to $25.94 from $24.22 per ton sold in the 2017 Quarter, primarily due to lower recoveries at the Gibson South, River View and Dotiki mines, increased roof support and contract labor costs per ton at all of the Illinois Basin mines and reduced sales of lower cost per ton Hamilton shipments in the 2018 Quarter due to transportation disruptions discussed above.

Appalachia – Segment Adjusted EBITDA decreased 26.7% to $53.6 million for the 2018 Quarter from $73.2 million in the 2017 Quarter.  The decrease of $19.6 million was primarily attributable to lower coal sales, which decreased 13.4% to $145.3 million in the 2018 Quarter from $167.8 million in the 2017 Quarter, partially offset by decreased operating expenses.  The decrease of $22.5 million in coal sales primarily reflects reduced sales volumes of 2.4 million tons sold in the 2018 Quarter compared to 2.9 million tons sold in the 2017 Quarter, resulting from weather-related transportation disruptions at the Tunnel Ridge mine, offset in part by higher price realizations from the MC Mining and Tunnel Ridge mines.  Segment Adjusted EBITDA Expense decreased 3.0% to $92.5 million in the 2018 Quarter from $95.3 million in the 2017 Quarter due to decreased sales volumes.  Segment Adjusted EBITDA Expense per ton increased $6.17 per ton sold to $38.70 compared to $32.53 per ton sold in the 2017 Quarter, primarily due to higher selling expenses and lower recoveries at the MC Mining and Tunnel Ridge mines as well as an increased sales mix of higher-cost coal production from the MC Mining and Mettiki mines in the 2018 Quarter and certain cost increases described above under "-Operating expenses and outside coal purchases."

Other and Corporate – Segment Adjusted EBITDA increased by $2.5 million to $18.9 million in the 2018 Quarter compared to $16.4 million in the 2017 Quarter.  The increase was primarily attributable to equity security income from Kodiak in the 2018 Quarter, partially offset by reduced coal brokerage activity.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and settlement gain.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Consolidated Segment Adjusted EBITDA	$165,252	$193,615
General and administrative	(17,145)	(16,447)
Depreciation, depletion and amortization	(61,848)	(65,127)
Settlement gain	80,000	—
Interest expense, net	(10,790)	(7,491)
Income tax benefit	10	12
Net income	$155,479	$104,562

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Segment Adjusted EBITDA Expense	$279,459	$261,494
Outside coal purchases	(1,374)	—
Other (expense) income	(847)	533
Operating expenses (excluding depreciation, depletion and amortization)	$277,238	$262,027

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

Nevertheless, the ARLP Partnership's ability to satisfy its working capital requirements, to fund planned capital expenditures and investments, to service its debt obligations or to pay distributions will depend upon its future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, as well as other financial and business factors, some of which are beyond the ARLP Partnership's control.  Based on the ARLP Partnership's recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that the ARLP Partnership expects to have available, it does not anticipate any constraints to its liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Mine Development Project

The ARLP Partnership is evaluating an investment in a new coal mine in east Kentucky as reserves deplete at its MC Mining operations in 2020.  The ARLP Partnership anticipates the new mine will enable it to access an additional 15 million tons of coal reserves with an expected mine life of approximately 12 years assuming current levels of production at its MC Mining mine continue at the new mine.  The ARLP Partnership estimates the capital required to complete the project would be between $50 million and $66 million, which it expects to fund with cash from operations or borrowings under the ARLP Partnership's credit facilities.  If the ARLP Partnership decides to move forward with this investment, it anticipates beginning the project in the second quarter of 2018 with expected completion in 2020.

Cash Flows

Cash provided by operating activities was $224.3 million for the 2018 Quarter compared to $176.6 million for the 2017 Quarter.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items and favorable working capital changes related to payroll and related benefits accruals and prepaid expenses and other assets.  These increases were offset in part by unfavorable working capital changes related to trade receivables and accounts payable in the 2018 Quarter compared to the 2017 Quarter.

Net cash used in investing activities was $62.2 million for the 2018 Quarter compared to $35.8 million for the 2017 Quarter.  The increase in cash used in investing activities was primarily attributable to increased capital expenditures for mine infrastructure and equipment at various mines in the 2018 Quarter compared to the 2017 Quarter.

Net cash used in financing activities was $140.0 million for the 2018 Quarter compared to $93.2 million for the 2017 Quarter.  The increase in cash used in financing activities was primarily attributable to increased overall net payments on the ARLP securitization and revolving credit facilities and an increase in distributions paid to partners in the 2018 Quarter compared to the 2017 Quarter.  These increases were partially offset by the payment of debt issuance costs in the 2017 Quarter.

Capital Expenditures

Capital expenditures increased to $51.5 million in the 2018 Quarter from $30.3 million in the 2017 Quarter.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

The ARLP Partnership's anticipated total capital expenditures for the year ending December 31, 2018 are estimated in a range of $220.0 million to $240.0 million, which includes expenditures for maintenance capital at various mines.  In addition to these capital expenditures, in 2018 the ARLP Partnership anticipates funding investments of approximately $30.0 million related to its commitment to acquire oil and gas mineral interests as discussed in "Item 1. Financial Statements (Unaudited) – Note 9. Investments" of this Quarterly Report on Form 10-Q.  Management anticipates funding remaining 2018 capital requirements with cash and cash equivalents ($28.8 million as of March 31, 2018), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  The ARLP Partnership will continue to have significant capital requirements over the long-term, which may require it to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of the ARLP Partnership's common units and several other factors over which it has limited control, as well as its financial condition and results of operations.

Debt Obligations

ARLP Credit Agreement. On January 27, 2017, the Intermediate Partnership entered into a Fourth Amended and Restated Credit Agreement (the "ARLP Credit Agreement") with various financial institutions.  The ARLP Credit Agreement provides for a $494.75 million revolving credit facility, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "ARLP Revolving Credit Facility"), with a termination date of May 23, 2019.  The ARLP Credit Agreement was amended on April 3, 2017 to extend the termination date of the ARLP Revolving Credit Facility as to $461.25 million of the $494.75 million of commitments to May 23, 2021 and effectuate certain other changes.

The ARLP Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of the Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the ARLP Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the ARLP Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Credit Facility was 4.07% as of March 31, 2018.  At March 31, 2018, the ARLP Partnership had $8.1 million of letters of credit outstanding with $486.7 million available for borrowing under the ARLP Revolving Credit Facility. The ARLP Partnership currently incurs an annual commitment fee of 0.35% on the undrawn portion of the ARLP Revolving Credit Facility.  The ARLP Partnership utilizes the ARLP Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The ARLP Credit Agreement contains various restrictions affecting the Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by the Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  See "Item 1. Financial Statements (Unaudited) – Note 8. Variable Interest Entities" of this Quarterly Report on Form 10-Q for further discussion of restrictions on the cash available for distribution.  The ARLP Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.75 to 1.0 and 16.0 to 1.0, respectively, for the trailing twelve months ended March 31, 2018.  The ARLP Partnership remains in compliance with the covenants of the ARLP Credit Agreement as of March 31, 2018.

ARLP Senior Notes. On April 24, 2017, the Intermediate Partnership and Alliance Finance (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership, issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 (the "ARLP Senior Notes") in a private placement to qualified institutional buyers.  The ARLP Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the ARLP Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem up to 35% of the aggregate principal amount of the ARLP Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the ARLP Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the ARLP Senior Notes.  At any time prior to May 1, 2020, the issuers of the ARLP Senior Notes may redeem the ARLP Senior Notes at a redemption price equal to the principal amount of the ARLP Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.

ARLP Accounts Receivable Securitization. On December 5, 2014, certain direct and indirect wholly owned subsidiaries of the Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("ARLP Securitization Facility").  Under the ARLP Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to the Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of the Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The ARLP Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in January 2018 and matures in January 2019. At March 31, 2018, the ARLP Partnership had $40.0 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly, and mature September 30, 2024, at which time all amounts then outstanding are required to be repaid..  The Cavalier Credit Agreement requires repayment of the principal balance beginning in 2018 in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, LP and AllDale Minerals II, LP.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of March 31, 2018, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

Other.  In addition to the letters of credit available under the ARLP Credit Facility discussed above, the ARLP Partnership also has an agreement with one bank to provide additional letters of credit of $5.0 million to maintain surety bonds to secure its obligations for workers' compensation benefits.  At March 31, 2018, the ARLP Partnership had $5.0 million in letters of credit outstanding under the agreement.

Related-Party Transactions

The ARLP Partnership has continuing related-party transactions with us, SGP and our respective affiliates including MGP II. These related-party transactions relate principally to the provision of administrative services to us and Alliance Resource Holdings II, Inc. and our respective affiliates, mineral leases with SGP and its affiliates, and agreements relating to the use of aircraft.  For more information regarding MGP II, please read Item 1. Financial Statements (Unaudited) – Note 1. Organization and Presentation" of this Quarterly Report on Form 10-Q.  The ARLP Partnership has also had transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases,  (b) Kodiak to support its gas compression services and (c) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") and, through Alliance Minerals and Cavalier Minerals, the AllDale Partnerships to support the acquisition of oil and gas mineral interests.  For more information regarding WKY CoalPlay, Kodiak, the AllDale Partnerships and Bluegrass Minerals, please read "Item 1. Financial Statements (Unaudited) – Note 8. Variable Interest Entities" and "– Note 9. Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2017, "Item 8. Financial Statements and Supplementary Data – Note 18. Related-Party Transactions" for additional information concerning related-party transactions.  For information regarding the proposed Simplification Transactions between us, ARLP and certain other entities, please read "Item 1. Financial Statements (Unaudited) – Note 15. Subsequent Events" of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Borrowings under the ARLP Credit Agreement,  ARLP Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, the ARLP Partnership has interest rate exposure.  Historically, the ARLP Partnership's earnings have not been materially affected by changes in interest rates.  The ARLP Partnership does not utilize any interest rate derivative instruments related to its outstanding debt.  The ARLP Partnership had $40.0 million in borrowings under the ARLP Securitization Facility at March 31, 2018.  A one percentage point increase in the interest rates related to the ARLP Securitization Facility would result in an annualized increase in interest expense of $0.4 million, based on borrowing levels at March 31, 2018.  With respect to the ARLP Partnership's fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $25.7 million in the estimated fair value of these borrowings.

As of March 31, 2018, the estimated fair value of the ARLP Partnership's long-term debt was approximately $480.3 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the ARLP Partnership's current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2018.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2018.

During the quarterly period ended March 31, 2018, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	risks associated with the expansion of the ARLP Partnership's operations and properties;
•	dependence on significant customer contracts, including renewing existing contracts upon expiration;
•	adjustments made in price, volume or terms to existing coal supply agreements;
•	changing global economic conditions or in industries in which the ARLP Partnership's customers operate;
•	liquidity constraints, including those resulting from any future unavailability of financing;
•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
•	customer delays, failure to take coal under contracts or defaults in making payments;
•	fluctuations in coal demand, prices and availability;
•	changes in oil and gas prices , which could affect the ARLP Partnership's investments in oil and gas mineral interests and gas compression services;
•	the ARLP Partnership's productivity levels and margins earned on its coal sales;
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

•	increases in transportation costs and risk of transportation delays or interruptions;
•	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
•	risks associated with major mine-related accidents, such as mine fires, or interruptions;
•	results of litigation, including claims not yet asserted;
•	difficulty maintaining the ARLP Partnership's surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
•	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits and other post-retirement benefit liabilities;
•	uncertainties in estimating and replacing the ARLP Partnership's coal reserves;
•	a loss or reduction of benefits from certain tax deductions and credits;
•	difficulty obtaining commercial property insurance, and risks associated with the ARLP Partnership's participation (excluding any applicable deductible) in the commercial insurance property program;
•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies the ARLP Partnership does not control; and

•	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in "Part I. Item 1. Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference.  See also "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A  "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.  We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

2.1	Simplification Agreement, dated as of February 22, 2018, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Wildcat GP Merger Sub, LLC, MGP II, LLC, ARM GP Holdings, Inc., New AHGP GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC and Alliance Resource GP, LLC	8-K	000-51952 18634674	2.1	02/23/2018

3.1	Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.	8-K	000-51952 06849300	3.1	05/17/2006

3.2	Amended and Restated Limited Liability Company Agreement of Alliance GP, LLC	8-K	000-51952 06849300	3.2	05/17/2006

3.3	Certificate of Limited Partnership of Alliance Holdings GP, L.P.	S-1	333-129883 051220816	3.1	11/22/2005

3.4	Certificate of Formation of Alliance GP, LLC	S-1	333-129883 051220816	3.3	11/22/2005

3.5(1)	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.6(1)	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.7(1)	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.8(1)	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9(1)	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10(1)	Second Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 17990766	3.3	07/28/2017

3.11(1)	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.12(1)	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

3.13	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P., dated as of October 25, 2007.	10-K	000-51952 08673302	3.14	03/07/2008
3.14(1)	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
3.15	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Alliance Holdings GP, L.P.	10-K	000-51952 18634641	3.15	02/23/2018

10.1	Support Agreement, dated as of February 22, 2018, by and among Alliance Holdings GP, L.P. and the unitholders named therein.	8-K	000-51952 18634674	10.1	02/23/2018

31.1

Certification of Joseph W. Craft, III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 7, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 7, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 7, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P., dated May 7, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2018 filed in XBRL).

*     Or furnished, in the case of Exhibits 32.1 and 32.2.

(1)	Denotes Alliance Resource Partners, L.P. filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 7, 2018.

ALLIANCE HOLDINGS GP, L.P.

By:	Alliance GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign
on behalf of the registrant

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer